Form 10-Q
period 2012-03-31
Alternative Fuels Americas, Inc.
filed 2012-05-23
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

 __________to __________

Commission File No.:     333-177532

ALTERNATIVE FUELS AMERICAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0301060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2131 Hollywood Blvd.

Suite 401

Hollywood, Florida 33020

(Address of principal executive offices)

(954) 367-7067

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐      No ☒

As of May 22, 2012, the Issuer had 64,706,131 shares of its common stock outstanding.

ALTERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ALTERNATIVE FUELS AMERICAS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$9,362	$25,192
Total current assets	9,362	25,192

Property and equipment, net	14,643	15,143

Other assets	160,000	160,000

Total assets	$184,004	$200,335

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$890,313	$790,313
Accrued interest	11,500	3,000
Current portion of installment agreement	53,333	53,333
Loan payable	435,800	297,050
Total current liabilities	1,390,946	1,143,696

Installment agreement	80,600	95,350

Total liabilities	1,471,546	1,239,046

Commitments and contingencies	-	-

Stockholders' deficit
Convertible Preferred stock - Series C, $.001 par value. 10,000,000 shares authorized, 55,120 and 100,000 shares issued at March 31, 2012 and December 31, 2011 respectively	55	100
Common stock, $0.001 par value. 250,000,000 shares authorized. 64,706,131 shares issued at December 31, 2011 and March 31, 2012, respectively	64,706	64,706
Additional paid-in capital	2,295,052	2,295,007
Deficit accumulated during the development stage	(3,647,354)	(3,398,524)

Total stockholders' deficit	(1,287,541)	(1,038,711)

Total liabilities and stockholders' deficit	$184,005	$200,335

The accompanying notes are an integral part of these condensed financial statements

ALTERNATIVE FUELS AMERICAS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Cumulative From Inception to March 31, 2012	For the Three Months Ended March 31,
	(Unaudited)	2012	2011
		(Unaudited)

Revenues	$-	$-	$-
Cost of sales	-	-	-

Gross profit	-	-	-

Selling, general and administrative expenses
Professional fees	1,481,635	129,083	83,828
Salaries and wages	737,075	45,000	54,500
Other	1,230,371	66,247	16,040

Loss from operations	(3,449,082)	(240,331)	154,368

Other income (expenses)
Settlement of accounts payable	191,311	-	-
Interest expense	(389,584)	(8,500)	(22,750)

Loss before income taxes	(3,647,355)	(248,831)	(177,118)

Income taxes	-	-	-

Net loss	$(3,647,355)	$(248,831)	$(177,118)

Weighted shares outstanding		64,706,131	12,972,130
Loss per share, primary and fully diluted		$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements

ALTERNATIVE FUELS AMERICAS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Cumulative
	From Inception
	to March 31,	Three Months Ended March 31,
	2012	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,647,354)	$(248,830)	$(177,118)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,000	500	500
Stock issued for services	119,000	-	-
Stock issued for liabilities	8,689	-	-
Merger expenses	6,567	-	-
Changes in operating assets and liabilities:
Other assets	(160,000)	-	-
Accounts payable and accrued expenses	808,360	108,500	22,750
Installment payable, current portion	53,333	-	-
Net cash used in operating activities	(2,808,405)	(139,830)	(153,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,643)	-	(2,897)
Net cash used in investing activities	(17,643)	-	(2,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promisory notes	650,000	-	-
Payment of installment agreement	80,600	(14,750)	-
Proceeds from loan payable	435,800	138,750	-
Proceeds from sale of common stock	1,669,010	-	84,800
Net cash provided by financing activities	2,835,410	124,000	84,800

Net increase (decrease) in cash	9,362	(15,830)	(71,965)

Cash and equivalents, beginning of period	-	25,192	72,072

Cash and equivalents, end of period	$9,362	$9,362	$107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$-	$-	$-
Payment of interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Sahres issued for conversion of convertible note payable and related interest	$1,008,583	$-	$-
Shares issued in connection with Netspace merger	$6,567	$-	$-

The accompanying notes are an integral part of the condensed financial statements

Note 1. Description of Business and Significant Accounting Policies

Organization

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2012 and 2011. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year.

Alternative Fuels Americas Inc. (the “Company”) was incorporated in the state of Delaware on April 22, 1993 under the name Sterling Partners Inc. On January 21, 1999 a Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name from Sterling Partners Inc. to GourmetMarket.com, Inc. On January 29, 1999 a Certificate of Merger was filed whereby GourmetMarket.com, Inc., the Company, merged with GourmetMarket.com, a California entity with the Company being the surviving entity. On August 8, 2001 a Certificate of Amendment to the Certificate of Incorporation changing the Company’s name to TargitInteractive, Inc. On May, 11, 2007 a Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name to NetSpace International Holdings, Inc. and entered into the development stage. In January 2010, the Company acquired all of the capital stock of Alternative Fuels Americas, Inc, a Florida Corporation and commenced its present business. On October 13, 2010 a Certificate of Amendment to the Certificate of Incorporation was filed changing Company’s name to Alternative Fuels Americas, Inc.

Business and Nature of Operations

The Company is a development stage company which intends to be a “seed to pump” biofuels company focusing on Latin America. As a “seed to pump” biofuels company, we plan to be involved in every phase of the biofuels production process, from growing plants suitable for conversion into biofuels, to extracting crude oils from plant matter and ultimately refining crude oil into international grade biodiesel and selling it to end users.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, the useful lives of intangible assets and accounting for the business combination.

Fair Value of Financial Instruments

Recorded financial instruments consist of accounts payable, short-term debt obligations, convertible debt and long-term debt obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Earnings Per Share

Basic earnings per share are computed based on weighted average shares outstanding during the period. Diluted earnings per share are only computed if the Company has net income; otherwise it would be antidilutive. Diluted earnings per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of debenture common stock equivalents and potentially convertible employee compensation.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Reclassifications

Certain amounts in 2011 were reclassified to conform to the 2012 presentation. These reclassifications had no effect on net loss for the periods presented.

Note 2.  New Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission ("SEC") did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3. Going Concern

At March 31, 2012, the Company had a net working capital deficiency of $1,381,584 and has no cash flows from operating activities in fiscal 2012. The Company acknowledges that current operations may not allow the Company to generate positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard.

Note 4. Property and equipment

Property and equipment consist of the following at March 31, 2012 and December 31, 2011, respectively:

	2012	2011
Office Furniture	$17,643	$17,643
Less: Accumulated depreciation	(3,000)	(2,500)
	$14,643	$15,143

Depreciation expense for the three months ended March 31, 2012 and 2011 was $ $500, respectively.

Note 5.  Loan Payable

In 2011 the Company entered into an agreement for a demand loan with a related party for a total amount available up to $500,000. The loan is bearing interest at 8% per annum and is payable on demand. The loan is unsecured. Interest will be accrued on the loan and is payable upon demand. The loan is not convertible into the Company’s common stock. A total of $435,800 and $297,050 was outstanding under this loan at March 31, 2012 and December 31, 2011, respectively.

Note 6.  Convertible Promissory Notes

The Company issued $650,000 of convertible promissory notes bearing interest at 8% per annum (14% default rate) and payable on July 18, 2007 as part of a $1,000,000 line of credit. The note was purchased out of default by a related party in a private transaction. The convertible promissory notes are convertible into the Company’s common stock at $0.015 per share. In accordance with ASC 470-20 (Debt with Conversion and Other Options), the Company determined that the convertible promissory note did not have a beneficial conversion feature. The convertible promissory note met the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is fixed. The note was bearing interest at 14% and the holder of the note did not pursue any remedies available to them since the note is past due. On December 1, 2011 the convertible promissory notes along with $358,583 of accrued and unpaid interest were converted into 43,333,333 shares of the Company’s common stock.

Note 7.  Common and Preferred Stock Transactions

On January 6, 2010 the NetSpace International Holdings, Inc. acquired Alternative Fuels Americas, in a stock for member interest transaction. In exchange for 100% of the member interest in Alternative Fuels Americas the Company issued 100,000 shares of Series C Preferred Stock. This stock was convertible into 43,392,940 shares of the Company’s common stock or $433.93 per share. In January 2012, a total of 44,880 of preferred shares were returned to the Company lowering the conversion to 23,918,222 common shares.

Note 8.  Income taxes

The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010
Long-term deferred tax assets:
Net operating loss carryforward	975,458	531,593
Total long-term deferred tax assets	975,458	531,593
Valuation allowance	(975,458)	(531,593)
Net deferred tax assets (liabilities)	$-	$-

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the of the valuation allowance on net deferred tax assets for which realization is uncertain.

Our Federal net operating loss (“NOL”) carryforward balance as of December 31, 2011 was $3,300,000, expiring between 2011 and 2030. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382. The recapitalization in 2007 and subsequent stock issuances may have substantially limited or eliminated the opportunity to utilize our NOL carryforwards. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized.  The change in the valuation allowance from December 31, 2010 to December 31, 2011 is $443,865, which reflects the tax loss for the year ended December 31, 2011.

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2007 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions.

 The Company is subject to income taxes in the U.S. federal jurisdiction in various states. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2007.

 Note 9.  Related Party Transactions

In 2011 the Company entered into an agreement for a demand loan with a related party in an amount up to $500,000. The loan is bearing interest at 8% per annum and is payable on demand. A total of $435,800 and $297,050 was outstanding under this loan at March 31, 2012 and December 31, 2011.

Note 10.  Commitments and Contingencies

In November 2007, and amended January 1, 2010, the Company entered into a consulting agreement, renewable annually at the discretion of the Company, with an outside firm to assist in the development and implementation of its business plan. The agreement requires monthly payments of $15,000 per month. This amount is included in salaries and wages on the statement of operations.

In March 2011, the Company entered into consulting agreements, renewable annually at the discretion of the Company, with two individuals to assist in the development and implementation of its business plan. The agreements require monthly payments of $10,000 per month in cash or stock at the discretion of the Company. The Company has paid the consultants $15,000 during 2012 and has accrued $140,000 of unpaid consulting fees in connection with these agreements as of March 31, 2012.

In February 2011, the Company entered into a two year lease for office space in Hollywood, Florida. The lease calls for monthly payments of $1,200.

In November 2011, we entered into a ten-year agreement with an independent third party to lease a ten hectare plant farm in Costa Rica containing 40,000 trees, which will be used for tree cuttings (which can either be sold to third parties or used for the Company’s own planting needs), as well as ongoing plant trials. The lease provides for annual rental payments of $3,500 in years 1 to 3, $4,500 in years 4 to 6, and $5,000 for the balance of the term. In addition, we will pay $160,000 for the 40,000 trees in installments over a three year period beginning in November 2011. A total installment payable totaling $133,933, of which $53,333 is current portion, is included on the Company’s balance sheet and the value of the trees is include in other assets on the Company’s balance sheet.

In February 2011, we have also entered into an agrarian Parcel Lease Agreement with an independent third party giving us the option to lease 1,000 hectares of land in Costa Rica upon which we may commence our planting and farming program. This option expires in February 2013. By mutual agreement of the parties, the lease may be expanded to cover up to 5,000 hectares of land. The lease agreement, which would run through March 2030, provides for an initial semi-annual rental of $350 per hectare ($350,000 annually) for the first five years, increasing by $50 per hectare for each subsequent five year period. In addition to planting and farming, we may also perform crude oil extraction process on the land. We have not exercised our option on this lease.

Note 11.  Subsequent Events

We have evaluated events and transactions that occurred subsequent to March 31, 2012 through May 21, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

All references in this Quarterly Report on Form 10-Q to “AFAI,” the “Company,” “we,” “us” or similar terms refer to Alternative Fuels Americas, Inc., unless the context indicates otherwise.

Background

The Company was incorporated in the state of Delaware on April 22, 1993 under the name Sterling Partners Inc. On January 21, 1999 a Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name from Sterling Partners Inc. to GourmetMarket.com, Inc. On January 29, 1999 a Certificate of Merger was filed whereby GourmetMarket.com, Inc., the Company, merged with GourmetMarket.com, a California entity with the Company being the surviving entity. On August 8, 2001 a Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name to TargitInteractive, Inc. On May 11, 2007 a Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name to NetSpace International Holdings, Inc. In January 2010, the Company acquired all of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation and commenced its present business focus. On October 13, 2010 a Certificate of Amendment to the Certificate of Incorporation was filed changing Company’s name to Alternative Fuels Americas, Inc.

Our executive offices are located at 2001 Tyler Street, Suite B, Hollywood, Florida 33020 and our telephone number is (954) 367-7067. Our website is www.alternativefuelsamericas.com. Information contained on our website does not constitute part of this Annual Report.

Overview

AFAI is a development stage company which intends to be a “seed to pump” biofuels company focusing on Latin America. As a “seed to pump biofuels company,” we plan to be involved in every phase of the biofuels production process, from growing plants suitable for conversion into biofuels, to extracting crude oils from plant matter and ultimately refining crude oil into international grade biodiesel and selling it to end users.

Since 2005, we have been developing and implementing a business plan to create a viable and sustainable biofuels company in Latin America, initially in Costa Rica. We have engaged in plant trials, research and development and biofuels strategy development. We have also put together a management team and outside consultants with the knowledge of and experience in all phases of the Latin American biofuels industry including agronomy and tree science, chemistry, engineering, farm management, production process, and marketing.

The Company has developed and is implementing a three-phase business plan that is intended to generate early-stage revenues, provide for Company ownership of feedstock supplies and allow us to keep abreast of technology and development in the biofuels industry through research and development for emerging and new feedstock opportunities, such as algae.

Phase One is designed to generate early-stage revenues by utilizing feedstock from oil-rich crops that are currently growing wild on private farms. Based on density studies done for us, we have identified Coyol Palm and Palm Real as the principal wild feedstocks we will use. Through use of Google Maps and/or ground surveys, AFAI has located numerous farming acreage in Costa Rica on which these crops grow. Pursuant to an agreement with Bioenergy Solutions of Central America, a Costa Rican company (“Bioenergy Solutions”), we are negotiating arrangements which will allow us to harvest wild feedstock from existing farmland for periods of up to ten (10) years. We have signed approximately 150 agreements with independent farmers, which will be effective upon registration with the applicable government authority. Depending on when the agreements become effective, we anticipate harvesting wild feedstock during either the 2012 or 2013 harvesting season (March – April).

Phase Two is designed to provide AFAI with control over its long-term feedstock needs through the implementation of a wide scale planting and farming program of oil-rich crops. The goal of Phase Two is to provide the Company with the ability to maintain stable production and control costs. In implementing Phase Two, the Company has to date:

•          based upon research and plant trials, selected Jatropha Curcas as its initial main source of feedstock for the planting program. Jatropha is a non-edible plant (so it does not compete with the food sector) and grows abundantly on marginal lands (so land is inexpensive and the need for deforestation is limited);

•          leased a ten hectare (one hectare = approximately 2.4 acres) plant farm in Costa Rica containing 40,000 trees, which will be used for tree cuttings (which can either be sold to third parties or used for the Company’s own planting needs), as well as ongoing plant trials;

•          entered into an Agrarian Parcel Lease Agreement with a landowner in Costa Rica for a combined 1,000 hectares of land on which we plan to commence our planting operations. We intend to ultimately expand our planting operations to encompass up to 100,000 hectares of land; and

•          used local consultants in the biofuels industry on an “as needed” basis to enhance our agronomy, farm engineering and management and biodiesel production expertise.

As a result, AFAI believes that it now possesses sufficient agronomy, biology, plant science, farm management and crop development skills needed to execute its farming program. We estimate that it will take between four to seven years to fully implement our planting program with a total of up to 100,000 hectares of land.

Phase Three of our business plan is designed to allow AFAI to keep abreast of technological developments in the production of biofuel. The Company is exploring strategic alliances with or acquisitions of developers of alternative biofuel sources or technologies such as the conversion of algae to fuel. The Company has not reached any definitive agreements in this regard, but is conducting research primarily at the University of Puerto Rico, together with a Florida based company owned by Dr. Arup Sen, a key employee.

To advance our implementation capabilities, AFAI has focused on the four critical components of biodiesel production: (1) ensuring reliable feedstock supply - through both wild feedstock and planting programs, (2) securing sources independent crude biofuel extraction capability, (3) securing sources of independent refining ability through identification of existing excess industry capacity and ultimately, through developing Company owned facilities, and (4) establishing sales and marketing directed at Costa Rican customers through off-take agreements. The Company believes that it has developed the capacity to either directly or through strategic relationships, to:

•          execute its wild feedstock program;

•          commence and implement its planting program of Jatropha as a feedstock;

•          meet its oil extraction and tranesterification (refining) needs on commercially reasonable terms;

•          produce sufficient quantities of feedstock on a scalable model to ensure stable, steady growth;

•          undertake research and development on algae as a next-generation feedstock, and

•          sell and distribute biodiesel to domestic Costa Rican markets.

Results of Operations – Three Months Ended March 31, 2012 as compared to Three Months Ended March 31, 2011

We had no revenue for the three months ended March 31, 2012 and 2011.

Professional fees increased $45,255, or 54%, to $129,083 for the three months ended March 31, 2012 from $83,828 for the three months ended March 31, 2011. The increase is attributable to the ramp up of professional fees needed to pursue our planned business strategy. Salaries and wages decreased $9,500, or 17%, to $45,000 for the three months ended March 31, 2012 from $54,500 for the three months ended March 31, 2011. The decrease is attributable to having fewer employees in 2012 as compared to 2011. Other selling, general and administrative expenses increased $50,207, or 313%, to $66,247 for the three months ended March 31, 2012 from $16,040 for the three months ended March 31, 2011. The increase is attributable to the ramp up of telephone and travel expenses needed to pursue our planned business strategy.

Interest expense in the three months ended March 31, 2012 and 2011 were $8,500 and $22,750, respectively. The decrease is attributed to the conversion of our $650,000 convertible note in December of 2011 offset by the new interest expense on our current loan payable.

Net losses for the three months ended March 31, 2012 and 2011 were $248,830 and $177,118, respectively.

Liquidity and Capital Resources

As of March 31, 2012, total current assets were $9,362 as compared to $25,192 on December 31, 2011. The decrease in total current assets was attributable to the use of cash for operating activities during 2012. Total current liabilities increased by $247,250 to $1,390,946 at March 31, 2012, as compared to the $1,143,696 balance as of December 31, 2011. The Company’s former CFO resigned in August 2011 and has not been replaced. The increase is primarily attributable to an increase of $100,000 in accounts payable and accrued expenses for unpaid consulting fees and salaries and the increase of $138,750 in our loan payable.

As of March 31, 2012, other assets were $160,000 compared to $160,000 at December 31, 2011. The balance is attributable to the acquisition of mature trees in Costa Rica.

For the three months ended March 31, 2012 we raised $138,500 in loans from a related party and during the three months ended March 31, 2011, we raised $84,800 from the sale of our common stock in private offerings. Net cash used in operating activities was $139,830 during 2012 compared to $153,868 for 2011. This change principally results from our increased net loss from operations offset by the increase in the accounts payable and accrued expenses. Net cash flow used in investment activities was $0 in 2012 compared with $2,897 in 2011. Net cash provided by financing activities 2012 was $124,000 compared to $84,800 in 2011.

At March 31, 2012, the Company had a net working capital deficiency of $1,381,584 and has no positive cash flows from operating activities during the three months then ended. The Company acknowledges that current operations may not allow the Company to generate positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. Our primary source of capital to develop and implement our business plan has been from private placements of our securities and loans payable from related parties.

The Company will require additional financing of approximately $2,500,000 to $3,000,000 to commercially launch its planned biofuels business. Our independent auditors report for the year ended December 31, 2012 includes an explanatory paragraph stating that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. While we are seeking to raise additional financing, either through government grants and loans or additional securities or offerings, there can be no assurance that additional financing will be available to the Company when needed, on favorable terms or otherwise. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, when needed, could cause the Company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm the Company and its prospects.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, the useful lives of intangible assets and accounting for the business combination.

Fair Value of Financial Instruments

Recorded financial instruments consist of accounts payable, short-term debt obligations, convertible debt and long-term debt obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Earnings Per Share

Basic earnings per share are computed based on weighted average shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of debenture common stock equivalents and potentially convertible employee compensation.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more-likely-than-not” criteria of ASC 740. ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission ("SEC") did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Acting Chief Financial Officer (our principal executive, financial and accounting officer), to allow for timely decisions regarding required disclosure.

As of March 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, President and Acting Chief Financial Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Acting Chief Financial Officer (our principal executive, financial and accounting officer), concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on May 21, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2012.

ALTERNATIVE FUELS AMERICAS, INC.

By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

