Form 10-Q
period 2012-06-30
Alternative Fuels Americas, Inc.
filed 2012-08-20
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

Yes ☐       No ☒

As of August 15, 2012, the registrant had 64,761,131 shares of its common stock outstanding.

ALTERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part I – Financial Information		Page

Item 1. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 and for the period from May 11, 2007 (inception) to June 30, 2012 (unaudited)	4
	Condensed Consolidated Statement of Changes in Net Capital Deficiency for the six months ended June 30, 2012 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from May 11, 2007 (inception) to June 30, 2012 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures	13

Part II - Other Information

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

December 31, 2011 and June 30, 2012

	December 31, 2011	June 30, 2012 (unaudited)

ASSETS

Current assets:
Cash	$25,192	$1,316
Total current assets	25,192	1,316

Property and equipment, net:
Furniture and equipment	17,643	12,829
Less accumulated depreciation	2,500	3,576
Net property and equipment	15,143	9,253

Other assets	160,000	160,000

	$200,335	$170,569

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$793,313	$1,064,097
Installment agreement due within one year	53,333	40,000
Current debt	297,050	583,300
Total current liabilities	1,143,696	1,687,397

Installment agreement due after one year	95,350	88,683

Commitments and contingencies

Net capital deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Series C convertible preferred stock 100,000 and 55,120 shares issued at December 31, 2011 and June 30, 2012, respectively	100	55
Common stock, $.001 par value; 250,000,000 shares authorized; 64,706,131 and 64,761,131 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	64,706	64,761
Additional paid-in capital	2,295,007	2,322,497
Deficit accumulated during the development stage	(3,398,524)	(3,992,824)
Net capital deficiency	(1,038,711)	(1,605,511)

	$200,335	$170,569

See accompanying notes to condensed consolidated financial statements.

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months ended June 30, 2011 and 2012

(Unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2012
Revenue:
Sales	$-	$-
	-	-
Cost of sales	-	-
Gross profit	-	-
Operating expenses:
Selling, general and administrative	319,050	334,367
Interest	22,750	11,102
Total operating expenses	341,800	345,469
Net loss	$(341,800)	$(345,469)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares of common stock outstanding	16,318,829	64,751,461

See accompanying notes to condensed consolidated financial statements.

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the six months ended June 30, 2011 and 2012 and

For the period from May 11, 2007 (inception) to June 30, 2012

(Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2012	Period from May 11, 2007 (inception) to June 30, 2012

Revenue:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Operating expenses:
Selling, general and administrative	473,418	574,698	3,783,449
Interest	45,500	19,602	400,686
Total operating expenses	518,918	594,300	4,184,135
Settlement of accounts payable	-	-	191,311
Net loss	$(518,918)	$(594,300)	$(3,992,824)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares of common stock outstanding	14,904,658	64,729,048

See accompanying notes to condensed consolidated financial statements.

Alternative Fuels Americas,Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Net Capital Deficiency

For the six months ended June 30, 2012

(Unaudited)

	Common stock		Preferred stock - Class C		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2011	64,706,131	$64,706	100,000	$100	$2,295,007	$(3,398,524)	$(1,038,711)
Return of preferred shares	-	-	(44,880)	(45)	45	-	-
Sale of common stock	55,500	55	-	-	27,445	-	27,500
Net loss	-	-	-	-	-	(594,300)	(594,300)
Balance at June 30, 2012	64,761,631	$64,761	100,000	$55	$2,322,497	$(3,992,824)	$(1,605,511)

See accompanying notes to condensed consolidated financial statements.

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and

For the period from May 11, 2007 (inception) to June 30, 2012

(Unaudited)

	Six months ended June 30, 2012	Period from May 11, 2007 (inception) to June 30, 2012
Cash flows from operating activities:
Net loss	$(594,300)	(3,992,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,759	4,259
Loss on asset disposal	4,131	4,131
Equity-based compensation	-	119,000
Securities issued in payment of liabilities	-	8,689
Merger-related costs	-	6,567
Changes in assets and liabilities:
Other assets	-	(160,000)
Accounts payable and accrued expenses	270,784	970,644
Current portion of installment payable	-	53,333

Net cash used in operating activities	(317,626)	(2,986,201)

Cash flows from investing activities:
Purchase of property and equipment	-	(17,643)
Net cash used in investing activities	-	(17,643)

Cash flows from financing activities:
Due to related parties	-	-
Proceeds from convertible promissory notes	-	650,000
Proceeds from installment agreement	-	95,350
Proceeds from stockholder loans	286,250	583,300
Proceeds from sale of common stock	27,500	1,696,510
Payments against installment payable	(20,000)	(20,000)
Net cash provided by financing activities	293,750	3,005,160

Net increase (decrease) in cash	(23,876)	1,316
Cash at beginning of period	25,192	-
Cash at end of period	$1,316	$1,316

Supplemental cash flow information:
Value of shares issued for conversion of convertible promissory notes	$-	$1,008,583
Value of shares issued in merger	-	6,567

See accompanying notes to condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Alternative Fuels Americas, Inc. (“AFAI”, “Company”) is a development stage company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired all the capital stock of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 and filed a Certificate of Amendment to the Certificate of Incorporation on October 13, 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation).

The Company has two wholly-owned subsidiaries, Alternative Fuels Americas, Inc. (a Florida corporation) and Alternative Fuels Costa Rica AFA-CR, LTDA., located in Costa Rica.

Nature of the business

The Company intends to be a “seed to pump” biofuels company. Operations will be in Latin America and will include growing plants suitable for conversion into biofuels, extraction of crude oil from plant matter, refining the crude oil into international grade biodiesel, and selling the refined oil to end users in countries outside of the United States.

Risks

The Company has been operating since April 1, 2012 with extremely limited available cash. In the three months ended June 30, 2012, the Company raised approximately $313,000 from stockholder loans and sales of common stock. However, the Company desperately needs additional sources of financing. See Note 2. If such financing is not obtained, the Company may have to curtail its operations.

The Company is subject to all the risks inherent in an early stage company in the biodiesel industry and has numerous competitors globally. These competitors may have more substantial resources and be able to succeed in manufacturing products faster than those that are contemplated by the Company’s plan of operations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, primarily in other parts of the world.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,361,285 for the year ended December 31, 2011 and $594,300 for the six months ended June 30, 2012. At June 30, 2012 the Company has a working capital deficiency of $1,686,081 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities to become a seed to pump biofuels company. Management plans include the sale of additional equity and debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its business plans as well as other business transactions to assure continuation of the Company’s development and operations. The Company has been working on its plan to secure additional capital through a multi-part funding strategy.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange commission (“SEC”). The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on form 10-K for the year ended December 31, 2011 filed with the SEC on May 21, 2012.

The information presented as of June 30, 2012 and for the three and six months ended June 30, 2012 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, the condensed consolidated results of its operations for the three and six months ended June 30, 2011 and 2012, and its condensed consolidated changes in net capital deficiency and cash flows for the six months ended June 30, 2012. These results of operations for the three and six months ended June 30, 2011 and 2012 are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Management believes the financial risks associated with these financial instruments are minimal. The Company places its cash with high credit quality financial institutions and makes short-term investments in high credit quality money market instruments of short-term duration. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

In November 2010 the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. At June 30, 2012 the Company had no interest-bearing accounts with balances in excess of FDIC-insured limits.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.

Fair value of financial instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.

The carrying amount of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximates fair value at December 31, 2011 and June 30, 2012.

Property and equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred, and major renovations or improvements are capitalized.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2011 and the six months ended June 30, 2012, there were no deemed impairments of long-lived assets.

Reclassifications

Certain amounts in 2011 were reclassified to conform to the 2012 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

Recent accounting developments

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants and the SEC but not effective until after June 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 4 –DEBT

Current debt at December 31, 2011 and June 30, 2012 consists primarily of unsecured loans with stockholders of which $558,300 are due on demand and bear interest at 8%. On May 9, 2012 the Company sold a 10% promissory note due April 30, 2013 that at the option of the holder may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price as defined, of the Company’s common stock

NOTE 5 –STOCKHOLDERS’ EQUITY

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001, of which 100,000 shares have been designated as Series C convertible preferred stock (“Series C” or “Series C preferred stock”). The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers and other rights, as it deems appropriate.

Each share of Series C has 433.9297 votes on any matters submitted to a vote of the stockholders of the Company and is entitled to dividends equal to the dividends of 433.9297 shares of common stock.

Each share of Series C preferred stock is convertible at any time at the option of the holder into 433.9297 shares of common stock.

The Series C preferred stock is entitled to a liquidation preference equal to $1.00 per share plus 433.9297 times the aggregate amount to be distributed per share to holders of shares of common stock. The Series C preferred stock has no redemption rights.

The Company has 250,000,000 shares of common stock authorized with a par value of $0.001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights.

On January 6, 2010 NetSpace International Holdings, Inc. acquired Alternative Fuels Americas, Inc. (a Florida corporation) in a stock-for-stock transaction. In exchange for 100% of the outstanding common stock of Alternative Fuels Americas, Inc. (a Florida corporation), the Company issued 100,000 shares of Series C preferred stock, convertible into 43,392,940 shares of the Company’s common stock. In January 2012 a total of 44,880 Series C preferred shares were returned to the Company, leaving 55,120 preferred shares outstanding that are convertible into 23,918,222 common shares.

NOTE 6 –LEASES

The Company is obligated under operating lease agreements for its corporate office, which expires January 2013, and for land in Costa Rica for use in its planting and farming operations, which expires in 2020. Minimum future lease commitments are:

Year ended
December 31:
2012	$8,950
2013	4,700
2014	3,667
2015	4,500
2016	4,500
After 2016	20,250
Total future minimum rental payments	$46,567

There is an option to extend the Costa Rica lease for an additional 10 years.

Rent expense was $6,244 for the year ended December 31, 2011 and $3,600 for both the three and six months ended June 30, 2012, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has consulting agreements, renewable annually at its discretion, with various entities to assist in developing and implementing a business plan. The agreements call for monthly payments, in cash or stock at the Company’s discretion, of $25,000.

The Company has employment agreements with its Chief Executive Officer and its Chief Operating Officer Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company has an agrarian Parcel Lease Agreement with an independent third party giving it the option to lease 1,000 hectares of land in Costa Rica upon which it may commence a planting and farming program. This option expires in February 2013. By mutual agreement of the parties, the lease may be expanded to cover up to 5,000 hectares of land. The lease agreement, which would run through March 2030, provides for an initial semi-annual rental of $350 per hectare ($350,000 annually) for the first five years, increasing by $50 per hectare for each subsequent five-year period. In addition to planting and farming, crude oil extraction may also be performed on the land.

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated events and transactions that occurred subsequent to June 30, 2012 through August 18, 2012, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements. We received $50,000 of funding in August 2012, and no other events or transaction were noted that should be recognized or disclosed in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, “Alternative Fuels Americas Inc.”, “AFAI” and the terms “Company”, “we”, “us” and “our” refer to Alternative Fuels Americas Inc. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on May 7, 2012, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

Plan of Operations

The Company is a development-stage enterprise, and has conducted research and development since 2005 relating to plant trials and biofuels strategy development. Currently, AFAI has more than 40,000 Jatropha trees planted and a comprehensive growth plan in place. The Company’s business plan has three stages that result in the Company having (1) early-stage revenues, (2) ownership of feedstock supplies, and (3) an integrated R&D program to provide AFAI with proprietary intellectual property and improve operating margins for biodiesel manufacture. The three phases are:

•	Phase One – generation of early-stage revenues by utilizing feedstock from oil-rich crops that are growing wild on private farms. AFAI has negotiated long-term contracts with private farmers that will provide steady and secure access to this wild feedstock for up to 10 years.

•	Phase Two - establish control over AFAI’s long-term feedstock needs through the implementation of a wide-scale planting and farming program of second generation oil-rich crops. This will provide the Company with the ability to maintain stable production and control costs. This phase will also include the construction of scalable refining capacity to produce 6 million gallons of bio diesel annually

•	Phase Three -. Inclusion of third-generation feedstock for additional efficiencies and yield expansion.

We also are in discussions with the Overseas Private Investment Corporation (OPIC) to provide the Company with $22,000,000 of long-term debt provided the Company meets certain conditions as set forth by OPIC which include (a) the raising of $8,000,000 from investors other than OPIC as well as (b) securing off take agreements for the biofuel produced by the Company and (c) demonstrating the ability to cost-effectively grow and harvest feedstock with which to produce the biofuel..

Consequently, our plan of operations consists of:

1.	Raising the necessary capital to satisfy OPIC’s conditions. AFAI has retained the services of an investment banking firm on a nonexclusive basis to advise the Company with respect to equity structure, financing strategies and capital raising efforts.

2.	Securing additional contracts in addition to the signed agreements with 150 farmers in the Palmar area of Costa Rica, accounting for approximately 20,000 hectares (48,000 acres) of land.

3.	Securing additional contracts beyond the off take agreements now signed that account for the sale of up to 2,200,000 gallons of biofuel annually.

4.	Negotiating for the purchase of modular transesterification facilities which will produce the biofuel.

However, we cannot assure that we will be successful in raising additional capital to implement our business plan. Further, we cannot assure, assuming that we raise additional funds, that we will achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability and positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Estimates

The following are deemed to be the most significant accounting estimates affecting us and our results of operations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.

Fair value of financial instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.

Property and equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred, and major renovations or improvements are capitalized.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2011 and the six months ended June 30, 2012, there were no deemed impairments of long-lived assets.

Results of Operations

We had no revenue for the three months ended June 30, 2012 and 2011. Accordingly, management believes the most informative presentation is to present and comment on expenses.

	Three months ended June 30,
	2011		2012
Operating expenses:
Selling, general and administrative	319,050	93.3%	334,367	96.8%
Interest	22,750	6.7%	11,102	3.2%
Total operating expenses	341,800	100.0%	345,469	100.0%

	Six months ended June 30,
	2011		2012
Operating expenses:
Selling, general and administrative	473,418	91.2%	574,698	96.7%
Interest	45,500	8.8%	19,602	3.3%
Total operating expenses	518,918	100.0%	594,300	100.0%

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Selling, general and administrative expenses

The increase in selling, general and administrative expenses consists primarily of increased professional fees ($80,278) resulting from regulatory requirements associated with stock registration and Securities and Exchange Commission (“SEC”) filing requirements. This was partially offset by decreases in compensation and consulting expenses ($71,671) due to lower headcount and less need for services as we completed our early stage business development and strategy planning efforts.

Interest expense

The reduction in interest expense is the result of reduced debt principal in 2012 compared to 2011

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Selling, general and administrative expenses

The increase in selling, general and administrative expenses consists primarily of increased professional fees ($113,122) resulting from regulatory requirements associated with stock registration and SEC filing requirements. There are decreases in compensation and consulting expenses ($66,938) due to lower headcount and less need for services as we completed our early stage business development and strategy planning efforts. Other increases are related to travel and telephone for continued fund raising and oversight of Costa Rican operations ($34,717) and Costa Rica farm expenses ($5,467).

Interest expense

The reduction in interest expense is the result of reduced debt principal in 2012 compared to 2011

Liquidity and Capital Resources

The Company has operated since April 2012 with extremely limited available cash. There are no current revenues, and the Company acknowledges that its plan of operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

At June 30, 2012 the Company has a working capital deficiency of $1,686,081, cash of $1,316 and is totally dependent on its ability to raise capital for short-term funds. We received $50,000 of funding in August 2012 and desperately need additional sources of financing. If such financing is not obtained, we may not be able to execute our Plan of Operations.

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities to become a seed to pump biofuels company. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its business plans as well as other business transactions to assure continuation of the Company’s development and operations. The Company has been working on its plan to secure additional capital through a multi-part funding strategy.

Since January 2010, the Company has raised a total of $1,827,000 in a series of private placements of debt and equity securities. However, we may not be successful in raising additional capital, and assuming that we raise additional funds, the Company may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Going concern

The Company’s financial statements as of and for the three and six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,361,285 for the year ended December 31, 2011. The Company had a net loss of $594,300 for the six months ended June 30, 2012. At June 30, 2012 the Company had a working capital deficiency of $1,686,081, an accumulated deficit of $3,992,825 and a net capital deficiency of $1,605,511. The lack of working capital has restricted the Company’s ability to implement its Plan of Operations, the Company needs to continue to incur expenditures to establish its ability to begin commercial operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

No assurances can be given that the Company will be successful in raising additional capital as discussed above. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is not able to timely and successfully raise additional capital and/or achieve positive cash flow, its business, financial condition, cash flows and results of operations will be materially and adversely affected.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission ("SEC") did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chief Executive Officer, and Thomas J. Bohannon, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that at June 30, 2012 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

(b) Changes in internal controls

On June 2012 we engaged Thomas J. Bohannon as our Chief Financial Officer to replace an individual serving as Acting Chief Financial Officer. We anticipate that this will strengthen our internal controls. Otherwise, there was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company issued 55,000 shares of common stock for $27,500 in private sales to accredited investors for use as working capital. Such shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Bohannon, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to 18 U.S.C. 1350.

32.2	Certification of Thomas J. Bohannon, Chief Financial Officer, pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2012		ALTERNATIVE FUELS AMERICAS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chief Executive Officer and President

	By:	/s/ Thomas J. Bohannon
Thomas J. Bohannon, Chief Financial Officer

