Form 10-Q/A
period 2012-06-30
Alternative Fuels Americas, Inc.
filed 2012-09-13
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q/A

(Amendment No. 1)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

 __________to __________

Commission File No.:     333-177532

ALTERNATIVE FUELS AMERICAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) of Alternative Fuels Americas, Inc. (the "Company") filed with the Securities and Exchange Commission on August 20, 2012 (the "Form 10-Q") is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment provides the financial statements and related notes from the previously filed Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

XBRL Instance Document

The following revision has been made to Part I, Item 1, Notes to Condensed Consolidated Financial Statements:

NOTE 4 –DEBT

Current debt at December 31, 2011 and June 30, 2012 consists of unsecured loans with stockholders of $297,050 and $558,300, respectively, which are due on demand and bear interest at 8%. On May 9, 2012 the Company sold a $25,000 10% promissory note due April 30, 2013 that at the option of the holder may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price as defined, of the Company’s common stock.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect any subsequent events occurring after the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

2

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Thomas J. Bohannon, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Craig Frank, Chief Executive Officer and President of Alternative Fuels Americas, Inc., pursuant to 18 U.S.C. 1350.*

32.2	Certification of Thomas J. Bohannon, Chief Financial Officer of Alternative Fuels Americas, Inc., pursuant to 18 U.S.C. 1350.*
101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i)Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2012 and the period from May11, 2007 (inception) through June 30, 2012 (unaudited); (iii) Condensed Consolidated Changes in Net Capital Deficiency for the six months ended June 30, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2012 and the period from May 11, 2007 (inception) through June 30, 2012 (unaudited), and (v) Notes to Condensed Consolidated Financial statements (unaudited).**

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed on August 20, 2012 as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012.
**	Filed herewith.

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2012	Alternative Fuels Americas, Inc.

	By:	/s/ Craig Frank
Craig Frank
Chief Executive Officer and President

	By:	/s/ Thomas J. Bohannon
Name: Thomas J. Bohannon
Title: Chief Financial Officer

4