Form 10-Q
period 2012-09-30
Alternative Fuels Americas, Inc.
filed 2013-01-22
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

__________to __________

Commission File No.: 333-177532

ALTERNATIVE FUELS AMERICAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347728
(State or other jurisdiction of	(I.R.S. Employer Identification
Incorporation or organization)	Number)

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

Yes ☐ No ☒

As of January 18, 2013, the registrant had 64,761,131 shares of its common stock outstanding.

EXPLANATORY NOTE

On November 15, 2012 Alternative Fuels Americas, Inc. (“Company”) filed Form 12b-25 to extend the time of filing for its Form 10-Q for the Quarterly Period ended September 30, 2012. Circumstances beyond the control of the Company resulted in its being unable to file the referenced Form 10-Q on a timely basis.

ALTERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

		Page
Part I – Financial Information

Item 1	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from inception to September 30, 2012 (unaudited)	5
	Condensed Consolidated Statement of Changes in Net Capital Deficiency for the nine months ended September 30, 2012 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from inception to September 30, 2012 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4	Controls and Procedures	16

Part II - Other Information
Item 1	Legal Proceedings	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	17
Item 4	Mine Safety Disclosures	17
Item 5	Other Information	17
Item 6	Exhibits	17

Signatures		18

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

December 31, 2011 and September 30, 2012

	December 31, 2011	September 30, 2012 (unaudited)

ASSETS

Current assets:
Cash	$25,192	$8,791
Total current assets	25,192	8,791

Property and equipment, net:
Furniture and equipment	17,643	12,829
Less accumulated depreciation	2,500	4,835
Net property and equipment	15,143	7,994

Other assets	160,000	160,000

	$200,335	$176,785

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$793,313	$1,293,356
Installment agreement due within one year	53,333	40,000
Current debt	297,050	645,300
Total current liabilities	1,143,696	1,978,656

Installment agreement due after one year	95,350	78,681

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized:
Series C convertible preferred stock, 100,000 and 55,120 shares issued at December 31, 2011 and September 30, 2012, respectively	100	55
Common stock, $.001 par value; 250,000,000 shares authorized; 64,706,131 and 64,761,131 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	64,706	64,761
Additional paid-in capital	2,295,007	2,322,497
Deficit accumulated during the development stage	(3,398,524)	(4,267,865)
Net capital deficiency	(1,038,711)	(1,880,552)

	$200,335	$176,785

See accompanying notes to condensed consolidated financial statements.

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months ended September 30, 2011 and 2012

(Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2012
Revenue:
Sales	$-	$-
	-	-
Cost of sales	-	-
Gross profit	-	-
Operating expenses:
Selling, general and administrative	412,090	262,502
Interest	22,750	12,539
Total operating expenses	434,840	275,041
Net loss	$(434,840)	$(275,041)

Net loss per common share - basic and diluted	$(0.02)	$-

Weighted average number of shares of common stock outstanding	19,371,330	64,761,131

See accompanying notes to condensed consolidated financial statements.

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the nine months ended September 30, 2011 and 2012 and

For the period from iinception to September 30, 2012

(Unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2012	Period from inception to September 30, 2012

Revenue:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Operating expenses:
Selling, general and administrative	885,508	837,200	4,045,951
Interest	68,250	32,141	413,225
Total operating expenses	953,758	869,341	4,459,176
Settlement of accounts payable	-	-	191,311
Net loss	$(953,758)	$(869,341)	$(4,267,865)

Net loss per common share - basic and diluted	$(0.06)	$(0.01)

Weighted average number of shares of common stock outstanding	16,398,310	63,739,742

See accompanying notes to condensed consolidated financial statements.

Alternative Fuels Americas,Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Net Capital Deficiency

For the nine months ended September 30, 2012

(Unaudited)

	Common stock		Preferred stock - Class C		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2011	64,706,131	$64,706	100,000	$100	$2,295,007	$(3,398,524)	$(1,038,711)
Return of preferred shares	-	-	(44,880)	(45)	45	-	-
Sale of common stock	55,000	55	-	-	27,445	-	27,500
Net loss	-	-	-	-	-	(869,341)	(869,341)
Balance at September 30, 2012	64,761,131	$64,761	55,120	$55	$2,322,497	$(4,267,865)	$(1,880,552)

See accompanying notes to condensed consolidated financial statements.

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and

For the period from inception to September 30, 2012

(Unaudited)

	Nine months ended September 30, 2012	Period from inception to September 30, 2012
Cash flows from operating activities:
Net loss	$(869,341)	$(4,267,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,018	5,518
Loss on asset disposal	4,131	4,131
Equity-based compensation	-	119,000
Securities issued in payment of liabilities	-	8,689
Merger-related costs	-	6,567
Changes in assets and liabilities:
Other assets	-	(160,000)
Accounts payable and accrued expenses	500,043	1,199,903
Current portion of installment payable	-	53,333

Net cash used in operating activities	(362,149)	(3,030,724)

Cash flows from investing activities:
Purchase of property and equipment	-	(17,643)
Net cash used in investing activities	-	(17,643)

Cash flows from financing activities:
Due to related parties	-	-
Proceeds from convertible promissory notes	-	650,000
Proceeds from installment agreement	-	95,350
Proceeds from stockholder loans	348,250	645,300
Proceeds from sale of common stock	27,500	1,696,510
Payments against installment payable	(30,002)	(30,002)
Net cash provided by financing activities	345,748	3,057,158

Net increase (decrease) in cash	(16,401)	8,791
Cash at beginning of period	25,192	-
Cash at end of period	$8,791	$8,791

Supplemental cash flow information:
Value of shares issued for conversion of convertible promissory notes	$-	$1,008,583
Value of shares issued in merger	-	6,567

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

Nature of the business

The Company intends to be a “seed to pump” biofuels company. Operations will be in Latin America and will include growing plants suitable for conversion into biofuels, extraction of crude oil from plant matter, refining the crude oil into international grade biodiesel, and selling the refined oil to end users in countries where the oil is produced.

Risks

The Company has been operating since April 2012 with extremely limited available cash. In the three months ended September 30, 2012, the Company raised $62,000 from stockholder loans. However, the Company desperately needs additional sources of financing. See Note 2. If such financing is not obtained, the Company may have to curtail its operations.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,361,285 for the year ended December 31, 2011 and $869,341 for the nine months ended September 30, 2012. At September 30, 2012 the Company has a working capital deficiency of $1,969,865 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities to become a seed to pump biofuels company. Management plans include:

•	the creation of Special Purpose Vehicles/Entities with which to generate capital for use in a geographic region,
•	the sale of additional equity and debt securities,
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
•	other business transactions to assure continuation of the Company’s development and operations.

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

The information presented as of September 30, 2012 and for the three and nine months ended September 30, 2012 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, the condensed consolidated results of its operations for the three and nine months ended September 30, 2011 and 2012, and its condensed consolidated changes in net capital deficiency and cash flows for the nine months ended September 30, 2012. The results of operations for the three and nine months ended September 30, 2011 and 2012 are not necessarily indicative of the results for the full year.

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

The carrying amount of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximates fair value at December 31, 2011 and September 30, 2012.

Property and equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred, and major renovations or improvements are capitalized.

Long-lived assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2011 and the nine months ended September 30, 2012, there were no deemed impairments of long-lived assets.

Reclassifications

Certain amounts in 2011 were reclassified to conform to the 2012 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

NOTE 4 – DEBT

	December 31, 2011	September 30, 2012
Loan payable - stockholder, 8%, due on demand	$297,050	$620,300
Convertible note - stockholder, 10%, due April 30, 2013	-	25,000
	$297,050	$645,300

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock.

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

Minimum future lease commitments are:

Year ended December 31:
2012	$4,475
2013	4,700
2014	3,667
2015	4,500
2016	4,500
After 2016	20,250
Total future minimum rental payments	$42,092

Rent expense was $6,244 for the year ended December 31, 2011 and $3,600 and $10,800 for the three and nine months ended September 30, 2012, respectively.

NOTE 7 –RELATED PARTY TRANSACTIONS

The Company has a consulting agreement, renewable annually at its discretion, with a director to assist in developing financing strategies and strategic relationships with both U.S. and foreign governments. The agreement calls for monthly payments, in cash or stock at the Company’s discretion, of $10,000.

The Company has agreements covering its Chief Executive Officer and its Chief Operating Officer positions. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s largest shareholder has from time to time provided unsecured loans to the Company which are due on demand and bear interest at 8%. At September 30, 2012 the aggregate amount of the loans was $620,300 and accrued but unpaid interest amounted to $34,201. See Note 4.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for the matters requiring recognition or disclosure in the financial statements.

On December 1, 2012, two of the Company’s outside directors resigned. Replacements have not been selected at January 18, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, “Alternative Fuels Americas Inc.”, “AFAI” and the terms “Company”, “we”, “us” and “our” refer to Alternative Fuels Americas Inc. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on May 21, 2012, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

Plan of Operations

The Company is a development-stage enterprise, and has conducted research and development since 2005 relating to plant trials and biofuels strategy development. Currently, AFAI has more than 40,000 Jatropha trees planted and a comprehensive growth plan in place. The Company’s business plan has three stages that result in the Company having (1) early-stage revenues (post funding), (2) ownership of feedstock supplies that include emerging oil-rich opportunities, and (3) an integrated R&D program to provide AFAI with proprietary intellectual property and improve operating margins for biodiesel manufacture. The three phases are:

•	Phase One – generates early-stage revenues by utilizing feedstock from oil-rich crops that are growing wild on private lands. AFAI has negotiated long-term contracts with private farmers that will provide steady and secure access to this wild feedstock for up to 10 years.
•	Phase Two - establishes control over AFAI’s long-term feedstock needs through the implementation of a wide-scale planting and farming program of second generation oil-rich crops. This will provide the Company with the ability to maintain stable production and control costs. This phase will also include the construction of scalable refining capacity to produce 6 million gallons of biodiesel annually.
•	Phase Three - Inclusion of third-generation feedstock for additional efficiencies and yield expansion.

We have created the first Special Purpose Vehicle/Entity (“SPV”) with which to finance, construct and execute our business plan in a region of Costa Rica. We are in discussions with the Overseas Private Investment Corporation (“OPIC”) to provide the Company with $22,000,000 of long-term debt provided the SPV meets certain conditions as set forth by OPIC which include (a) the raising of $8,000,000 of capital for the SPV from investors other than OPIC, (b) securing off-take agreements for the biofuel produced by the Company and (c) demonstrating the ability to cost-effectively grow and harvest feedstock with which to produce the biofuel.

Consequently, our plan of operations consists of:

•	Raising the necessary capital to satisfy OPIC’s conditions. The SPV has retained the services of an investment banking firm on a nonexclusive basis to advise the Company with respect to equity structure, financing strategies and capital raising efforts.
•	Securing additional contracts for wild feedstock in addition to the signed agreements with 150 farmers in the Palmar area of Costa Rica, accounting for approximately 20,000 hectares (48,000 acres) of land.
•	Securing additional contracts beyond the off-take agreements now signed that account for the sale of up to 3,700,000 gallons of biofuel annually.
•	Negotiating for the purchase of modular transesterification facilities which will produce the biofuel.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

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

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2011 and the nine months ended September 30, 2012, there were no deemed impairments of long-lived assets.

Results of Operations

We had no revenue for the nine months ended September 30, 2012 and 2011. Accordingly, management believes the most informative discussion is to present expenses and comment thereon.

	Three months ended September 30,
	2011		2012
Operating expenses:
Selling, general and administrative	$412,090	94.8%	$262,502	95.4%
Interest	22,750	5.2%	12,539	4.6%
Total operating expenses	$434,840	100.0%	$275,041	100.0%

	Nine months ended September 30,
	2011		2012
Operating expenses:
Selling, general and administrative	$885,508	92.8%	$837,200	96.3%
Interest	68,250	7.2%	32,141	3.7%
Total operating expenses	$953,758	100.0%	$869,341	100.0%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $149,588 in 2012 compared to 2011. The decrease results both from the impact of limited cash availability on the Company’s operations as well as the 2011 effort to raise equity capital and prepare for the filing of a Registration Statement on Form S-1 in October 2011. Expenses incurred in 2011 for the latter did not recur in 2012 and include compensation of independent fund raisers (approximately $61,000) and consultants (approximately $32,000). Related legal and accounting fees decreased by approximately $21,000 in 2012. Travel expense primarily related to the Company’s Costa Rican operations decreased by approximately $17,000.

Interest expense

The reduction in interest expense is the result of reduced debt principal and lower interest rates in 2012 compared to 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $48,308 in 2012 compared to 2011. The decrease results both from the impact of limited cash availability in the second and third quarters of 2012 on the Company’s operations as well as 2011 expenses for our early stage business development and strategy planning efforts for raising equity capital. Expenses incurred in 2011 for the latter did not recur in 2012 and include compensation of independent fund raisers (approximately $124,000) and consultants (approximately $125,000). Certain expenses were incurred in early 2012 for compliance with regulatory requirements associated with stock registration and SEC filing requirements and resulted in increases in legal and accounting fees of approximately $160,000 in 2012. Other increases in 2012 expense include travel and farm expense primarily related to the Company’s Costa Rican operations of approximately $20,000 and telephone expense of approximately $6,000.

Interest expense

The reduction in interest expense is the result of reduced debt principal and lower interest rates in 2012 compared to 2011.

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

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities to become a seed to pump biofuels company. Management plans include:

•	the creation of Special Purpose Vehicles/Entities with which to generate capital for use in a geographic region,
•	the sale of additional equity and debt securities,
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
•	other business transactions to assure continuation of the Company’s development and operations.

At September 30, 2012 the Company has a working capital deficiency of $1,969,865, cash of $8,791 and is totally dependent on its ability to raise capital for short-term funds. We received $50,000 of funding in August 2012 and desperately need additional sources of financing. If such financing is not obtained, we may not be able to execute our Plan of Operations.

Since January 2010, the Company has raised a total of $1,889,000 in a series of private placements of debt and equity securities. However, we may not be successful in raising additional capital, and assuming that we raise additional funds, the Company may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Going concern

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,361,285 for the year ended December 31, 2011 and $869,341 for the nine months ended September 30, 2012. At September 30, 2012 the Company has a working capital deficiency of $1,969,865, an accumulated deficit of $4,267,865 and a net capital deficiency of $1,880,552. The lack of working capital has restricted the Company’s ability to implement its plan of operations, and the Company needs to continue to incur expenditures to establish its ability to begin commercial operations. No assurances can be given that the Company will be successful in raising additional capital as discussed above. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is not able to timely and successfully raise additional capital and/or achieve positive cash flow, its business, financial condition, cash flows and results of operations will be materially and adversely affected.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chief Executive Officer, and Thomas J. Bohannon, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that at September 30, 2012 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other information

On December 1, 2012, Max Schuftan and Ned L. Siegel both resigned as directors.

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

Dated: January 22, 2013	ALTERNATIVE FUELS AMERICAS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chief Executive Officer and President

	By:	/s/ Thomas J. Bohannon
Thomas J. Bohannon, Chief Financial Officer

