Form 10-K
period 2012-12-31
Alternative Fuels Americas, Inc.
filed 2013-04-24
CIK 1530746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File No. 333-177532

ALTERNATIVE FUELS AMERICAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2131 Hollywood Boulevard, Suite 401, Hollywood, Florida 33020

(Address of principal executive offices) (Zip Code)

954/534-7895

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Name of each exchange on which registered – Not applicable

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☐ No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $10,212,036 as of April 5, 2013 based on the closing price of $0.45 of the Company’s common stock on the Over-the-Counter Bulletin Board in November 2012. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 68,049,325 shares of common stock outstanding as of March 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

ALTERNATIVE FUELS AMERICAS, INC.

FORM 10-K INDEX

PART I

FORWARD LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are contained principally in the sections titled “ Item 1. Business ” and “ Item 1A. Risk Factors ,” and “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. Business.

Background

Alternative Fuels Americas, Inc. (“AFAI”, “”we”, “us”, “our” or the “Company”) is a development stage company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired all the capital stock of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 and filed a Certificate of Amendment to the Certificate of Incorporation on October 13, 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation).

Our executive offices are located at 2131 Hollywood Boulevard, Suite 401, Hollywood, Florida 33020 and our telephone number is 954/534-7895. Our website is www.alternativefuelsamericas.com. Information contained on our website does not constitute part of this Annual Report.

General

AFAI has been constructing a viable and sustainable “seed-to-pump” biofuels company in Latin America. Since 2005 the Company has engaged in plant trials, research and development and biofuels strategy development. With plantings of more than 40,000 Jatropha trees, nonedible so as not to compete with the food sector and having the ability to grow abundantly on marginal lands, and a comprehensive growth plan in place, we are among the few companies with both the vision and the knowledge for execution.

AFAI has developed distinctive strategic approaches that mitigate or resolve the operational challenges and financial risks that have come to be associated with large scale biodiesel enterprises. AFAI achieved these breakthroughs by applying innovative operational tactics. Moreover, by approaching biodiesel as an oil concern - and not solely as an agricultural exercise - AFAI has been able to establish vertical operational processes that enable efficiencies, lower costs, and provide operational stability. The AFAI team has been involved in the planting of Jatropha in Costa Rica and Mexico, and management has been involved in Jatropha pilot projects in Honduras, Guatemala, Mexico and Costa Rica. Today AFAI has the management team, agronomy and tree science, tree base (propagation materials), chemistry, engineering, farm management, production process, economic models, strategic models, and expert biofuels know-how necessary to establish and sustain a world class green oil company.

The Company’s business plan has 3 stages that result in AFAI and its operating entities having (1) early-stage revenues (120 days post funding), (2) ownership of feedstock supplies that include emerging oil-rich opportunities and (3) an integrated R&D program to provide proprietary intellectual property and improve operating margins for biodiesel manufacture. The three phases are:

•	Phase One – generates early-stage revenues by utilizing feedstock from oil-rich crops that are growing wild on private lands. AFAI has negotiated long-term contracts with private landowners that will provide steady and secure access to this wild feedstock for up to 10 years. To date AFAI has secured contracts with 150 farmers in the Palmar area of Costa Rica, accounting for approximately 20,000 hectares (48,000 acres) of land. This phase includes construction of scalable refining capacity.
•	Phase Two - establishes control over AFAI’s long-term feedstock needs through the implementation of a wide-scale planting and farming program of second-generation oil-rich crops. This will provide the Company with the ability to maintain stable production and control costs.
•	Phase Three – inclusion of third-generation feedstock for additional efficiencies and feedstock yield expansion. This includes consideration of alternate biofuel sources and/or technologies.

To advance our implementation capabilities, AFAI has focused on the four critical components of biodiesel production: (1) ensuring reliable feedstock supply - through both wild feedstock and planting programs, (2) securing sources of independent crude biofuel extraction capability, (3) securing independent refining sources through identification of existing excess industry capacity while planning to develop Company-owned facilities, and (4) establishing sales and marketing directed at Costa Rican customers through off-take agreements. The Company believes that it has developed the capacity to either directly or through strategic relationships, to:

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

Market Overview

According to business intelligence provider, IntertechPira, the total value of clean technologies globally is expected to rise by over 250% to $525 billion in 2019. This represents average annual growth of 13.5% for the ten-year period from 2009. By 2019 the global biofuels market is expected to more than triple from estimated 2009 bases of 15 billion gallons of ethanol and 3 billion gallons of biodiesel production.

Investment in biofuels, while slightly down due to the economic climate, is still reasonably robust. In 2009 venture capital funds invested $680.2 million into biofuels companies. In addition, leading oil companies, including BP, Shell, Exxon Mobil, Chevron and Petrobras (Brazil), have all begun investing in biofuels.

Implementation

In our planting and farming program, the Company has to date:

•	leased a ten-hectare plant farm in Costa Rica containing 40,000 trees, which will be used for tree cuttings (which can either be sold to third parties or used for the Company’s own planting needs) as well as ongoing plant trials;
•	entered into an Agrarian Parcel Lease Agreement with a landowner in Costa Rica for a combined 1,000 hectares of land on which we plan to commence our planting operations. We intend to ultimately expand our planting operations to encompass up to 100,000 hectares of land; and
•	used local consultants in the biofuels industry on an “as needed” basis to enhance our agronomy, farm engineering and management and biodiesel production expertise.

As a result, AFAI believes that it now possesses sufficient agronomy, biology, plant science, farm management and crop development skills needed to execute its farming program. We estimate that it will take between four to seven years to fully implement our planting program with a total of up to 100,000 hectares of land.

Wild Feedstock

The Company's business plan calls for the use of wild feedstock initially, primarily Jatropha, Palm Real and Coyol to accelerate time-to-revenue. The Coyol and Palm Real trees grow wild across Costa Rica and have fruit rich in oil. Jatropha has been planted as a "living fence" in all the Company’s targeted countries and has a seed that has substantial oil content. Both plants have oil that is simple to transesterify into biodiesel.

AFAI will be purchasing wild feedstock from landowners and "gatherers" who collect wild Jatropha and Coyol. The Company has scouted the central, northern, and southern regions of Costa Rica and has determined that there is an abundant supply of feedstock. Discussions with local landowners have indicated a broad interest in working with us as we will provide a new stream of revenue to the landowners and gatherers.

Once the Company has collected or received delivery of the wild feedstock, it will be transported to a crushing/refining facility, processed, transesterified into diesel and sold. The Company estimates that there is sufficient wild feedstock to produce up to 2 million gallons of diesel annually, which would result in annual revenues of $8,000,000 with a gross margin of 54%.

Planting

AFAI will initiate planting of Jatropha fields to yield oil-rich crops that will establish "above ground oil fields". The Company has developed a number of farm models, some of which include multi-feedstock plantations. The first 5,000 hectares planted by AFAI will be plantations featuring 2,500 trees per hectare, with anticipated yields (at plant maturity) of approximately 800 gallons per hectare for an additional 4 million gallons of diesel annually, producing revenues of $14,700,000 with a gross profit of 42%.

Processing

By imposing efficiencies on every phase of the biofuels cycle, AFAI will be able to process feedstock, whether wild or planted, at low cost. The Company has established six operational units to support a vertical strategy of seed-to-pump. They are:

1.	Collection - all matters associated with the collection of the wild feedstock and the transport of the feedstock to the crushing/refining site.
2.	Evaluation - all matters concerning the assessment of the feedstock collected and the chemical composition of the oil derived from the feedstock.
3.	Crushing and extraction - all matters associated with extracting the crude oil from the plant fruit/nut.
4.	Transesterification (refining) – all matters associated with transforming the crude oil into international grade (highest quality) biodiesel.
5.	Logistics – all matters associated with the movement and transport of the refined biodiesel.
6.	Marketing and sales – all matters associated with establishing and maintaining the Company’s brand and securing buyers for the Company’s biodiesel.

Execution

AFAI‘s seed-to-pump business model is designed to enable control over all components of the value chain. Execution will occur through the use of Special Purpose Vehicles/Entities (“SPV”), providing vertical integration for greater operational oversight, reduction of operational and cost redundancies, and control over the quality of the end product. Moreover, the Company has established a 3-phase plan that serves to mitigate or resolve the operational challenges and financial risks that have come to be associated with large scale biodiesel enterprises by providing for early generation of revenue, control over a stable supply of feedstock and a strong technology backbone.

The Company has identified thirteen strategic elements that form the cornerstone of AFAI's operational philosophies for each SPV. Many of these strategic concepts were developed to provide the Company with viable responses to the challenges inherent to the biodiesel sector, while others are statements of the Company's goals and business principles. The 13 guiding strategies for AFAI SPV – Costa Rica are:

1. Stage development - AFAI has established three stages of development to permit the Company to accelerate its path to revenues (using wild feedstock), establish a stable supply of feedstock (through planting its own fields), and remain on the cutting edge of feedstock development technology (algae).

2. Do-good do-well - AFAI is a do-good do-well company. We will implement, whenever business practices permit, work processes that allow for maximum social and economic benefit to our employees and the residents of the communities within which we operate. We are dedicated to bringing tangible benefits to the people who join us and will allocate resources for training, healthcare and education, as well as offer special programs for savings and childcare. These programs allow the Company to establish close ties to its employees and establish its operations as a critical element in the local economy. This not only provides a greater good to the community but also serves to create loyalty and stability for the Company.

The development of biodiesel oil fields in developing areas can lead to social benefits that go beyond and build upon the economic benefits to create meaningful and lasting improvements in the lives of local residents. These include:

•	Community infrastructure development - with new funds coming into the community, local governments will have newly discovered resources available for sewage and road construction, electricity and water installation, schools and hospitals, parks and play areas, and other critical and quality-of-life projects.
•	Social welfare programs - through private/public partnerships, such as programs we plan to initiate in Costa Rica, biodiesel enterprises can bring to their employees and the extended local community access to educational seminars, healthcare checkups, childcare options, and other enriching programs.
•	Employee savings and loan programs – the Company will be instituting a program to assist its employees in saving a portion of their wages by offering bonuses based on amounts saved. These programs help employees build toward a better future, accumulate the funds needed to purchase a home, and provide for a more stable home environment.

3. Feedstock and process control – the Company views its vertically integrated seed-to-pump approach as critical to its success because it enables AFAI to control costs and ensure feedstock supply.

4. Position equipment in-field – wherever possible, the Company plans to integrate its oilseed crushing operations in-field so as to reduce the costs associated with transporting bulky raw feedstock.

5. Geographic diversity - AFAI will plant in different regions in each target country to minimize the risks from adverse weather patterns, acts of God, and other risks to the well-being of the crops or the enterprise.

6. Rural development – a primary motivator for most Latin American countries in supporting the establishment of a domestic biodiesel industry is the anticipated creation of new agricultural and industrial infrastructures in their rural areas. AFAI will act to serve as a model for a completely integrated rural-based biodiesel enterprise.

7. Sector consolidation – AFAI recognizes the leadership role it needs to play in demonstrating a viable biodiesel business model, as well as lead the sector (in target countries) toward consolidation.

8. Self-sustaining profitable units – AFAI treats each 1,000 – 5,000 hectare unit as standalone. By doing so, we are able to remove many of the risks typically associated with massive agricultural operations.

9. Sell domestically – AFAI will focus its efforts on meeting the domestic oil demand, which can be achieved at a significantly lower cost than exporting the oil.

10. Strategic partnerships - AFAI will establish strategic partnerships in each country in order to secure proper liaison to government, access to workforce, access to land and other local-in-nature knowledge elements essential for success.

11. Acquisitions – Our management believes that many companies (or their assets) are available for partnership or acquisition (for stock). The goal is to establish a regional enterprise and create the value generally assigned to a successful regional operation.

12. Revenue model – the Company’s profits will be generated from the sale of biodiesel fuel which will be produced at a cost lower than the price for which it will be sold. Additionally, the Company will have revenues from the sale of multiple by-products.

13. Growth model and value creation – the Company plans to continue growth through the leasing or acquisition of land on which it can plant/propagate feedstock and establish “above ground” oilfields, as well as the continued pursuit of patentable technologies through which the Company can gain dominance in one or more processes central to the production of biodiesel from plant crops and/or algae.

Marketing and Sales

On March 17, 2009 the government of Costa Rica passed Decree 35091-MAG-MINAET which established a “Plan Nacional de Desarrollo” (National Development Plan) for a national biofuels industry. To this end, the government declared an up-to-20% mandatory biodiesel blending requirement. This mandate establishes the AFAI market.

Our marketing program is designed to raise awareness of the Company and its activities and create interest in the Company and the biodiesel it sells. The marketing plan will utilize targeted advertising and direct mail, email marketing, and the sponsorship of events. The Company will quickly establish its reputation as a leader in the Latin American biodiesel sector by demonstrating expertise at industry conferences and playing a supportive role to other biofuel ventures in the region.

AFAI will be selling to a number of markets, in many cases with sales driven by regulation-mandated blending requirements or end-user environmental considerations. Among the markets to which the Company will be selling diesel fuel are:

•	Transportation (cars, truck fleets, bus fleets)
•	Aviation
•	Marine
•	Electricity generation.

Ultimately, AFAI plans to establish an in-house marketing and sales force

The Company will target specific buying groups and work with them to create long term, volume purchasing agreements that will ensure a steady market and a healthy profit. The Company has obtained offtake agreements for 3,761,000 gallons of biofuels from two transport companies, one Costa Rican municipality and one industrial enterprise.

Environmental Impact and Business Practices

AFAI plans to adhere, throughout the lifecycle (seed, harvest, processing, waste management) to responsible and economically sustainable business practices. In this context, sensitive issues such as protection of the ecosystem including water utilization and management (depletion and pollution), land preparation and preservation (nutrient depletion), biodiversity, crop replacement, and other related concerns, will be approached in accordance with guidelines designed to best protect the environment.

AFAI anticipates its lease sites will focus on lands that have either been identified as degraded agricultural lands with scarce localized vegetation, or have been used for short term crops. Thus, at no point does AFAI intend to engage in the replacement and conversion of forests, wetlands, woodlands, or any other ecosystem that would result in producing greenhouse gas emissions (GHG) that are greater than (exceed) the savings (emissions reductions) generated by planting the proposed feedstock. Accordingly, the Company does not anticipate incurring any material environmental compliance costs.

AFAI intends to engage all stakeholders in the biofuel value chain so as to be certain to maintain respectful and mutually beneficial operational relationships. The stakeholders with which the Company will maintain positive dialogue include:

•	farmers;
•	village leaders (where farms are located);
•	company employees;
•	government agencies in each respective country, including those agencies responsible for investment, agriculture, energy, economic development, environment and rural development;
•	local fuel distributors, wholesalers and retailers;
•	local fuel refineries;
•	the oil companies;
•	NGOs in the fuel, environment, business development, poverty alleviation, and regional development sectors; and
•	all other interested parties.

Government Regulation

The planting, farming and harvesting of feedstock, the extraction of crude biofuel from plant matter and the refining of crude biofuel into biodiesel is not directly subject to government regulation.

In Costa Rica, the price of biodiesel is set by the government and, accordingly, the Company’s operations may be adversely impacted by a reduction of such price. In addition, the demand for biodiesel may be affected by various government initiatives to either encourage or discourage biodiesel production.

Competition

The market for biofuels is emerging but is expected to be highly competitive. In Costa Rica, as the price of biodiesel is set by the government, competition is mostly focused on customer service and being able to efficiently meet customer demand for supply on an ongoing basis. The Company will likely face significant competition from other biofuel companies, as well as from more traditional energy and fuel companies which may enter the biofuels market. Many of these competitors and potential competitors will have far greater experience, more extensive industry contacts and greater financial resources than the Company.

Employees

As of the date of this Annual Report, the Company has six employees and contract personnel. Additional employees will be hired in the future as our business expands. We anticipate employing approximately 30 persons by the time we commercially launch our planned biofuels business.

ITEM 1A. Risk Factors

Our shares of common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this process before investing in our common stock.

We have a limited operating history with our current business.

The Company was incorporated in 1993 and has engaged in a number of businesses as both a private and as a publicly held company, including the online sale of specialty foods, online marketing and website development.

The business of AFAI, which the Company acquired in January 2010 and on which the Company plans to focus its efforts, is in the development stage and has generated no revenues to date. It is subject to all the problems, expenses, difficulties, complications and delays encountered in establishing a new business, including the planting, harvesting and processing of high yield oil crops and the rating of biodiesel fuel. The Company does not know if it will become commercially viable and ever generate significant revenues or operate at a profit.

The Company will require additional financing to become commercially viable.

Since January 2010 the Company has raised approximately $1,964,000 through a series of private placements of debt and equity offerings and will require significant additional financing to commercially launch its planned biofuels business. The Company has a plan of operations to generate additional funds, including:

•	the creation of special Purpose Vehicles/Entities with which to generate capital for use in a geographic region;
•	the sale of additional equity and debt securities; and
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan.

The Company incurred net losses of $1,361,285 and $523,658 for the years ended December 31, 2011 and 2012, respectively. At December 31, 2012, we had a total stockholders’ deficit of $924,730, a working capital deficiency of $1,033,967, no cash and are totally dependent on our ability to raise capital. While we are seeking to raise additional financing either through government grants and incentives or additional private securities offerings, we have no commitments or firm plans to raise the additional financing, and there can be no assurance that necessary additional financing will be available to the Company, on favorable terms or otherwise. Any such additional financing may dilute the interests of existing stockholders, and its absence has delayed implementation of the Company’s business plan.

The marketing and market acceptance of biodiesel fuels may not be as rapid as AFAI expects.

The market for biodiesel fuel is rapidly evolving, and activity in the sector is expanding rapidly. Demand and market acceptance for biodiesel fuel are subject to uncertainty and risk, as changes in the price of fossil diesel fuel and possible adverse reactions by the major oil companies could influence and denigrate demand. AFAI cannot predict whether, or how fast, this market will grow or how long it can be sustained. If the market for biodiesel fuel develops more slowly than expected or becomes saturated with competitors, AFAI’s operating results could be adversely impacted.

There is no assurance that our business will be profitable or that it will succeed.

The Company has constructed what it believes to be a sound and well-conceived business model, but it cannot, with certainly, project the success of its implementation. Prospective investors should consider the risks, expenses and uncertainties that an early stage corporation like AFAI will need to overcome. These risks include the Company’s ability or inability to: (i) execute all aspects of its seed-to-pump operations; (ii) achieve commercial acceptance of the biodiesel fuel it expects to sell; (iii) expand the existing businesses beyond the current pilot project and into neighboring Latin American countries; (iv) achieve financing as set forth above to fund the next stages of the plan of operation; and (v) respond effectively to competitive pressures. If the Company is unsuccessful in these addressed risks, the business, financial condition and results of operations will be adversely affected, and the business may fail.

AFAI must effectively meet the challenges of managing expanding operations.

The Company’s business plan anticipates that operations will undergo significant expansion. This expansion will require the Company to establish operations in Latin America and manage a larger and more complex organization, including construction and operation of a refining facility when our capacity exceeds 500,000 gallons per year. This growth could place a significant strain on our managerial, operational and financial resources. To accommodate this growth, AFAI must successfully expand the agricultural, technical and human resource practices established and verified as effective. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

The Company’s strategic relationships are new to AFAI.

AFAI has established relationships with local consultants in the biofuels industry that are expected to significantly contribute to the Company’s depth of knowledge in agronomy and farm management practices and facilitate its introduction to landowners, processing and refining facilities and feedstock development companies. The Company is subject to certain risks associated with these new business relationships, including, among others, risks relating to business relations, managerial efficiency and effectiveness with Company business and operations.

AFAI is part of an emerging industry.

The Company is engaging in an aggressive plan of growth in an emerging industry that has yet to fully define competitive, operational, financial and other parameters for successful operations. While the biofuels industry is now global, few companies have reached large scale seed-to-pump production capacity and there are certainly errors being made as the quest for growth is pursued. Additionally, new technologies and agricultural techniques, as well as new crops, may be introduced after the Company has substantially committed to less advantageous legacy processes and feedstock sources, leaving the Company to choose between the cost of upgrading and the continued use of obsolete processes and feedstock. By aggressively pursuing growth prior to other companies demonstrating where the pressure points of the industry lay, the Company may make errors, restricting some or all of its ability to perform in accordance with its expectations.

AFAI must secure sources of feedstock and the ability to process feedstock into biodiesel.

In order to achieve any level of success, AFAI will be required to secure a commercially reasonable level of feedstock to process into biodiesel as well as the capacity to crush plant matter into crude biofuel and then refine it into commercial grade biodiesel. We have signed agreements with approximately 150 independent farmers, which will be effective upon registration with the applicable government authority. We have also identified facilities which will enable us to lease sufficient crushing and refining capacity to commence commercial operations but have not entered into any agreements with these facilities. Moreover, if and when our operations expand, we will need to secure additional crushing and refining capacity. Accordingly, there can be no assurance that the Company can achieve these goals on commercially reasonable terms, in which case its business may be substantially harmed.

We have not undertaken any significant marketing efforts, and we have only limited marketing experience in the biodiesel fuel arena.

We have signed offtake agreements for 3,700,000 gallons annually. However, we are in the development stage, and we have only limited marketing experience in the biodiesel fuel arena. Accordingly, there is no assurance that any marketing strategy we develop can be successfully implemented or if implemented that it will result in significant sales of our planned biodiesel fuel products.

AFAI will be subject to the risks involved in operating in Latin America.

The Company anticipates operating throughout Latin America. Prior to entering a country, the Company will be tracking United States State Department advisories and news and analyst sources to determine if an unacceptable level of risk is evolving. Nonetheless, the region has had periods of political unrest and instability, and there is no assurance that the countries within which the Company sets up farms and operations will remain stable for the entire duration of the AFAI presence. Any changes in the political environment could result in losses to the Company.

Our business will be affected by changes in governmental regulation.

The biofuels industry is regulated by government policy, primarily as regards mandated usages, product production and product standards. There can be no assurance that we can comply with all applicable regulations. Countries in which we operate may elect not to enforce the regulations or may change the regulations in ways that adversely affect our business.

We will be subject to the risks of foreign legal systems.

AFAI plans to be involved in the leasing or acquisition of land, the creation of joint ventures, the production of fuel (a regulated activity), and operations in a number of different legal jurisdictions. The laws regulating these activities, the legal precautions required to protect the Company and its investors, and the compliance with local regulations will need to be conducted in conjunction with local attorneys. While the Company plans to ascertain the competency of its legal advisors in each country of operation, it can make no guarantee that the legal advice given will be accurate. Nor, can it be certain that the legal procedures followed by the Company on advice of legal counsel will indicate the best course of action.

Our business will be affected by factors influencing the market for fuel products.

Price risk reflects the variability in supply and demand, as driven by geopolitics, business cycles and other factors. The price of fossil diesel fuel strongly affects the price that can be claimed for biofuel. A sharp decline in fossil diesel fuel prices would result in a mandatory drop in biofuel prices, regardless of the fixed production costs associated with the agricultural, crushing and tranesterification components of the business.

The Company will be subject to other operating risks which may adversely affect the Company’s financial condition.

Our planned operations will be subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:

•	breakdown of crushers;
•	breakdown of the processes that create fuel products;
•	labor disputes;
•	fluctuations in foreign exchange rates;
•	imposition of new government regulations;
•	sabotage by operational personnel;
•	cost overruns; and
•	fire, flood, or other acts of God.

The Company will likely face significant competition.

The markets for biofuels are energy generation and transportation, which are highly competitive. The Company will likely face significant competition from other biofuel companies as well as from more traditional energy and fuel companies that may enter the biofuel market. Some of these competitors or potential competitors have greater experience, more extensive industry contacts and greater financial resources than the Company. There can be no assurance that the Company can effectively compete.

We currently rely on certain key individuals, and the loss of one of these key individuals could have an adverse effect on the Company.

Our success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our growth and success. The loss of the services of such members of management and our advisory board could have a material adverse effect on our Company. In particular, the success of our Company is highly dependent upon the efforts of our CEO and COO who have gained significant knowledge of and established important relationships in the Costa Rican biofuels market, and the loss of their services would have a material adverse effect on the success and development of our Company. Additionally, we do not anticipate having key man insurance in place to cover our directors and executive officers in the foreseeable future.

The Company’s success will be dependent in part upon its ability to attract qualified personnel and consultants.

The Company’s success will be dependent in part upon its ability to attract qualified creative marketing, sales and product development teams. The inability to do so on favorable terms may harm the Company’s proposed business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Securities Exchange Act of 1934 Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to timely remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

Our Certificate of Incorporation and By Laws provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Certificate of Incorporation and Bylaws provide for the indemnification of our officers and directors. We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

The market for our common stock is extremely limited and sporadic.

Our common stock is quoted on the OTC Bulletin Board® (OTCBB). The market for our common stock is extremely limited and sporadic. (The last trade for our common stock was on April 17, 2013 at $0.30 per share.) Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCBB is not a stock exchange, and trading of securities in the OTCBB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like NYSE/AMEX. Accordingly, stockholders may have difficulty reselling any of their shares.

Our common stock is a penny stock. Trading of our common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the penny stock rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require when recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their noninstitutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investor ability to buy and sell our stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities blue sky laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities laws and regulations promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities being registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares, and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in a number of states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect common stockholder voting power and rights upon liquidation.

Our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our principal stockholders, including our CEO, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

The principal holder of our common stock and the holder of our Series C Convertible Preferred Stock, which votes on an as-converted basis together with shares of our common stock as a single class, have approximately 71% voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

The conversion of our outstanding preferred stock would result in the issuance of 23,918,205 shares. Accordingly such market overhang could adversely impact the market price of our common stock.

We have 55,120 shares of Series C Convertible Preferred Stock outstanding, 50,000 of which are held by our CEO, which can be converted into 21,696,485 shares of common stock. Such market overhang could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were converted into shares of common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested-director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002 as well as rule changes proposed and enacted by the SEC, the NYSE/AMEX and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not currently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested-director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 2. Properties.

We do not own any real property. We maintain office space at 2131 Hollywood Boulevard, Suite 401, Hollywood, Florida 33020, pursuant to the terms of a commercial office lease providing for rental payments of $1,200 per month. The term of the office lease expires on January 31, 2014.

See “Item 1. Business” above with respect to our leases of land in Costa Rica.

ITEM 3. Legal Proceedings.

Currently there are no legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Extremely Limited and Sporadic Market for Common Stock.

Our common stock is currently traded on the OTCBB under the symbol “AFAI”. Such market is extremely limited and sporadic, and the last trade of our common stock was on November 30, 2012. We can provide no assurance that our shares will be traded on the OTC Bulletin Board or another exchange, or if traded, that an actual public market will ever materialize.

The following table sets forth the range of high and low bid quotations, obtained from www.finance.yahoo.com , for our common stock as reported each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter ended	High	Low
2011
March 31, 2011	$-	$-
June 30, 2011	$-	$-
September 30, 2011	$-	$-
December 31, 2011	$-	$-

2012
March 31, 2012	$-	$-
June 30, 2012	$-	$-
September 30, 2012	$0.25	$1.01
December 31, 2012 (1)	$0.45	$0.45

(1) Our common stock has not traded since November 30, 2012.

OTCBB quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock.

As of March 29, 2013 we have 476 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

At December 31, 2012, we had 2,500,000 shares of common stock reserved for issuance under our 2011 Incentive Stock Plan. No options or awards were granted thereunder as of such date.

ITEM 6. Selected Financial Data.

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We had no revenue for the years ended December 31, 2011 and 2012. Accordingly, management believes the most informative discussion is to present expenses and comment thereon.

	2011		2012

Operating expenses:
Selling, general and administrative	$1,274,868	93.6%	$859,131	95.0%
Interest	86,417	6.4%	45,192	5.0%
Total operating expenses	$1,361,285	100.0%	$904,323	100.0%

Year ended December 31, 2012 compared to year ended December 31, 2011.

Total operating expenses declined approximately $456,000 in 2012 as compared to 2011. As noted elsewhere, we have been operating at extremely low levels of liquidity since April 2011. This affected both our ability to raise capital and also necessitated close attention to expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $415,000 in 2012 compared to 2011. The primary components of the decrease result from 2011 expenses that were incurred for our early stage business development and strategy planning efforts for raising equity capital. Many such 2011 expenses did not recur in 2012, resulting in decreases for consultants (approximately $343,000). Certain expenses were incurred in early 2012 for compliance with regulatory requirements associated with stock registration and SEC filing requirements and resulted in increases in legal and accounting fees of approximately $86,000 in 2012. Other increases in 2012 expense include farm expense associated with the Company’s Costa Rican operations of approximately $75,000.

Interest expense

The reduction in interest expense is the result of reduced debt principal and lower interest rates in 2012 compared to 2011.

Liquidity and Capital Resources

Since January 2010, the Company has raised a total of $1,964,000, including $75,000 in the first quarter of 2013, in a series of private placements of debt and equity securities. Management recognizes the Company’s current financial difficulties that, at December 31, 2012, include a working capital deficiency of $1,033,967 and no cash. However, management believes that its Plan of Operations is strong. This plan recognizes the Company’s need to generate working capital to successfully develop its operations towards the goal of becoming a seed-to-pump biofuels company. Management actions already taken and future plans include:

•	Conversion of approximately $721,000 of accrued expenses owed to management and consultants into 3,033,194 shares of common stock during December 2012. This reduced such accrued expenses to $140,000. See Item 13.
•	Immediate cash conservation measures as management and certain consultants agreed effective January 1, 2013 to take no compensation during the first quarter of 2013. Compensation will be reinstated when funds are available.
•	Maintenance and growth of assets in Costa Rica so that oil production can commence.
•	The creation of Special Purpose Vehicles/Entities with which to generate capital for use in a geographic region.
•	Entry into alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s Plan of Operations.
•	Other business transactions to assure continuation of the Company’s development and operations.

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

Critical Accounting Estimates

The following are deemed to be the most significant accounting estimates affecting us and our results of operations:

Fair value of financial instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements. We apply these provisions to estimate the fair value of our financial instruments including cash, accounts payable and accrued expenses, and notes payable.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Our deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission ("SEC") believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

ALTERNATIVE FUELS AMERICAS, INC.,

A Development Stage Company

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Alternative Fuels Americas, Inc.

We have audited the accompanying consolidated balance sheets of Alternative Fuels Americas, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, statement of changes in net capital deficiency, and cash flows for each the years in the two-year period ended December 31, 2012. Alternative Fuels Americas, Inc.’s management is responsible for these statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Fuels Americas, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Meo, Young, McGrath

De Meo, Young, McGrath

Fort Lauderdale, Florida

April 23, 2013

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2011 and 2012

	2011	2012
ASSETS
Current assets:
Cash	$25,192	$-
Total current assets	25,192	-

Property and equipment, net:
Furniture and equipment	17,643	12,829
Less accumulated depreciation	2,500	6,094
Net property and equipment	15,143	6,735

Trees	160,000	160,000

	$200,335	$166,735

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$793,313	$301,167
Installment agreement due within one year	53,333	60,000
Current debt	297,050	672,800
Total current liabilities	1,143,696	1,033,967
Installment agreement due after one year	95,350	57,498
Total liabilities	1,239,046	1,091,465

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized:
Series C convertible preferred stock, 100,000 and 55,120 shares issued at December 31, 2011 and 2012, respectively	100	55
Common stock, $.001 par value; 250,000,000 shares authorized; 64,706,131 and 68,049,325 shares issued and outstanding at December 31, 2011 and 2012, respectively	64,706	68,049
Additional paid-in capital	2,295,007	2,929,348
Deficit accumulated during the development stage	(3,398,524)	(3,922,182)
Net capital deficiency	(1,038,711)	(924,730)

	$200,335	$166,735

See accompanying notes to consolidated financial statements.

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2012 and

For the period from inception to December 31, 2012

	2011	2012	Period from inception to December 31, 2012 (Unaudited)

Revenue:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Operating expenses:
Selling, general and administrative	1,274,868	859,131	4,067,882
Interest	86,417	45,192	426,276
Total operating expenses	1,361,285	904,323	4,494,158
Gain from derecognition of stale liabilities	-	380,665	380,665
Gain on settlement of accounts payable	-	-	191,311
Net loss	$(1,361,285)	$(523,658)	$(3,922,182)

Net loss per common share - basic and diluted	$(0.07)	$(0.01)

Weighted average number of shares of common stock outstanding	20,887,109	64,882,197

See accompanying notes to consolidated financial statements.

Alternative Fuels Americas,Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Net Capital Deficiency

For the years ended December 31, 2011 and 2012

	Common stock		Preferred stock - Class C		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2008	499,367	$499	-	$-	$-	$(1,070,831)	$(1,070,332)
Net loss	-	-	-	-	-	(287,500)	(287,500)
Balance at December 31, 2008	499,367	499	-	-	-	(1,358,331)	(1,357,832)
Net loss	-	-	-	-	-	(307,000)	(307,000)
Balance at December 31, 2009	499,367	499	-	-	-	(1,665,331)	(1,664,832)
Shares issued in connection with NetSpace merger	6,567,247	6,567	100,000	100	(100)	-	6,567
Issuance of common stock for cash	5,570,000	5,570	-	-	566,940	-	572,510
Issuance of common stock to settle accounts payable	86,890	87	-	-	8,602	-	8,689
Net loss	-	-	-	-	-	(371,908)	(371,908)
Balance at December 31, 2010	12,723,504	12,723	100,000	100	575,442	(2,037,239)	(1,448,974)
Issuance of common stock for cash	5,079,294	5,080	-	-	638,885		643,965
Issuance of common stock for services	3,570,000	3,570	-	-	115,430		119,000
Conversion of convertible note payable and related accrued interest	43,333,333	43,333	-	-	965,250		1,008,583
Net loss	-	-	-	-	-	(1,361,285)	(1,361,285)
Balance at December 31, 2011	64,706,131	64,706	100,000	100	2,295,007	(3,398,524)	(1,038,711)
Return of preferred shares	-	-	(44,880)	(45)	45	-	-
Issuance of common stock for services	3,343,194	3,343	-	-	634,296	-	637,639
Net loss	-	-	-	-	-	(523,658)	(523,658)
Balance at December 31, 2012	68,049,325	$68,049	55,120	$55	$2,929,348	$(3,922,182)	$(924,730)

See accompanying notes to consolidated financial statements.

Alternative Fuels Americas, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2012 and

For the period from inception to December 31, 2012

	2011	2012	Period from inception to December 31, 2012 (unaudited)
Cash flows from operating activities:
Net loss	$(1,361,285)	$(523,658)	$(3,922,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	4,276	6,776
Gain from derecognition of stale liabilities	-	(380,665)	(380,665)
Gain on settlement of accounts payable	-	-	(191,311)
Equity-based compensation	119,000	30,000	149,000
Merger-related costs	-	-	6,567
Changes in assets and liabilities:
Other assets	(140,000)	-	(160,000)
Accounts payable and accrued expenses	251,417	489,159	1,389,019
Net cash used in operating activities	(1,128,868)	(380,888)	(3,102,796)

Cash flows from investing activities:
Purchase of property and equipment	(7,710)	-	(17,643)
Proceeds from equipment disposal	-	4,131	4,131
Net cash provided by (used in) investing activities	(7,710)	4,131	(13,512)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	-	650,000
Proceeds from installment agreement	160,000	-	160,000
Payments against installment payable	(11,317)	(31,185)	(42,502)
Proceeds from stockholder loans	297,050	382,750	679,800
Proceeds from sale of common stock	643,965	-	1,669,010
Net cash provided by financing activities	1,089,698	351,565	3,116,308
Net decrease in cash	(46,880)	(25,192)	-
Cash at beginning of period	72,072	25,192	-
Cash at end of period	$25,192	$-	$-
Supplemental cash flow information:
Value of common shares issued for settlement of accounts payable	$-	$-	$8,689
Value of common shares issued for payment of liabilities accrued for services	$-	$607,639	$607,639
Value of common shares issued for conversion of convertible promissory notes ($650,000) and accrued interest ($358,583)	$1,008,583	$-	$1,008,583
Value of common shares issued in merger	$-	$-	$6,567

See accompanying notes to consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Alternative Fuels Americas, Inc. (“AFAI”, “Company”) is a development stage company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 in a stock-for-member interest transaction and issued 6,567,247 shares of common stock and 100,000 shares of Series C convertible preferred stock to existing shareholders. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation).

The Company has two wholly-owned subsidiaries, Alternative Fuels Americas, Inc. (a Florida corporation) and Alternative Fuels Costa Rica AFA-CR, LTDA, located in Costa Rica.

Nature of the business

The Company intends to be a “seed–to-pump” biofuels company. Operations will be in Latin America and will include growing plants suitable for conversion into biofuels, extraction of crude oil from plant matter, refining the crude oil into international grade biodiesel, and selling the refined oil to end users in countries where the oil is produced.

Risks

The Company has been operating with extremely limited available cash and desperately needs additional sources of financing. See Note 2 and Note 10. If such financing is not obtained, the Company may have to curtail its operations.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,361,285 for the year ended December 31, 2011 and $523,658 for the year ended December 31, 2012. At December 31, 2012 the Company has a working capital deficiency of $1,033,967 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities to become a seed-to-pump biofuels company. Management plans include:

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

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

The carrying amount of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximates fair value at December 31, 2011 and 2012.

Property and equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred, and major renovations or improvements are capitalized.

Trees

Trees consist of 40,000 Jatropha trees located on leased property in Costa Rica. Because the trees are being cultivated and maintained preparatory to having their fruit harvested for crushing and processing into oil, they have not been placed in service at December 31, 2012, and no depreciation has been provided.

Long-lived assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2011 and 2012, there were no deemed impairments of long-lived assets.

Earnings Per Share

In accordance with ASC 260, Earnings per Share, the Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed if the Company has net income; otherwise it would be antidilutive, and would result from the conversion of a convertible note.

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

Reclassifications

Certain amounts in 2011 and for the period from inception through December 31, 2012 were reclassified to conform to the 2012 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

NOTE 4 – DEBT AND INSTALLMENT AGREEMENT

	2011	2012
Loan payable - stockholder, 8%, due on demand, unsecured	$297,050	$647,800
Convertible note - stockholder, 10%, due April 30, 2013,unsecured	-	25,000
	$297,050	$672,800

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock.

The Company has an installment agreement covering the purchase of trees. The obligation is payable at the rate of $2,500 per month in 2013 plus a payment of $30,000 in November 2013 with the balance due in November 2014.

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

In 2011 the Company issued 3,570,000 shares of common stock to consultants. The shares were valued at $119,000, the fair value of the stock at the time. In 2012 the Company issued 300,000 shares of common stock to its directors and 3,043,194 shares of common stock to consultants. The shares were valued at $30,000 and $604,296, respectively, the fair value of the stock at the time.

The Company used a Level 3 fair value measurement to determine fair value, which are significant unobservable inputs as defined in ASC 820, previously SFAS No. 157 “Fair Value Measurements”. The 2011 shares were issued with a twelve-month right of rescission by the Company which resulted in discounts to the then market value of the common stock of 75%. The 2012 shares were discounted 41% from the volume-weighted average price for the year to reflect marketability and minority interest discounts. The then market value of the stock was determined by using the value of shares being sold under the Company’s private placement in 2011 and with respect to trading on the OTCC BB in 2012.

NOTE 6 –LEASES

The Company is obligated under operating lease agreements for its corporate office, which expires January 2014, and for land in Costa Rica for use in its planting and farming operations, which expires in 2020. There is an option to extend the Costa Rica lease for an additional 10 years.

Minimum future lease commitments are:

Year ended December 31:
2013	$17,900
2014	4,867
2015	4,500
2016	4,500
After 2016	20,250
Total future minimum rental payments	$52,017

Rent expense was $6,244 and $17,838 for the years ended December 31, 2011 and 2012, respectively.

NOTE 7 –STOCK OPTION PLAN

In 2011 the Company’s board of directors approved the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. No awards are outstanding at December 31, 2012.

NOTE 8 –RELATED PARTY TRANSACTIONS

The Company has agreements covering its management personnel (See Note 11). Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest shareholder has from time to time provided unsecured loans to the Company which are due on demand and bear interest at 8%. At December 31, 2012 the aggregate amount of the loans was $647,800, and accrued but unpaid interest amounted to $46,608. See Note 4.

NOTE 9 –INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2011	2012
Tax loss carryforward	$975,485	$1,169,000
Valuation allowance	(975,485)	(1,169,000)
	$-	$-

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The Company has net operating loss carryforwards of approximately $3,898,000 at December 31, 2012 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has an Agrarian Parcel Lease Agreement with an independent third party giving it the option to lease 1,000 hectares of land in Costa Rica upon which it may commence a planting and farming program. This option expires in February 2014. By mutual agreement of the parties, the lease may be expanded to cover up to 5,000 hectares of land. The lease agreement, which would run through March 2030, provides for an initial semi-annual rental of $350 per hectare ($350,000 annually) for the first five years, increasing by $50 per hectare for each subsequent five-year period. In addition to planting and farming, crude oil extraction may also be performed on the land.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

In the first quarter of 2013, the Company received loans of approximately $75,000.

Effective January 1, 2013 the Company temporarily suspended compensation accruals for management personnel. In a related action, in April 2013 the Company issued 3,043,194 shares of its common stock to members of management in settlement of $607,639 of accrued expenses. The effect of this transaction has been reflected in the accompanying consolidated balance sheet at December 31, 2012.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the SEC that permit our Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however, these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

In June 2012 we engaged Thomas J. Bohannon as our Chief Financial Officer to replace an individual serving as Acting Chief Financial Officer. We anticipate that this will strengthen our internal controls. Otherwise, there was no change in our internal controls or in other factors that could affect these controls during the year ended December 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	52	Chairman of the Board, President, Chief Executive Officer, Director
Dr. Samuel Stern	63	Chief Operating Officer
Thomas J. Bohannon	68	Chief Financial Officer
David H. Fater	66	Chief Administrative Officer
Carrie Schwarz	52	Director
Jordi Arimany	35	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Craig Frank became Chairman of the Board, President, Chief Executive Officer and a Director of the Company in January 2010. For the past 14 years, Mr. Frank has served as Chairman and CEO of Tudog International Consulting, a Florida-based company with business advisory, business development, market research, training, and merchant banking divisions. During his tenure at Tudog, Mr. Frank has worked with more than 200 companies from 19 countries. In addition, in such capacity, he developed the business plan for a biofuels company based in Central America, and is the co-founder of the Company’s predecessor, which we acquired in January 2010. He remains Tudog’s Chairman. Mr. Frank also serves as a director and a member of the compensation committee of the board of directors of American Locker Group, Inc., a publicly held manufacturer and distributor of lockers, locks and keys. Mr. Frank is a widely published author with articles on business matters featured in magazines and newsletters internationally, including publications of the Guatemala America Chamber of Commerce, the Israel Export Institute, the Romania Chamber of Commerce, and the World Association of Small and Medium Sized Enterprises. He is also an in-demand speaker at international conferences, including the Florida Sterling Council, the International Project Management Association, The Central American Center for Entrepreneurship, the Israel Center for Entrepreneurial Studies, and the Pino Center for Entrepreneurship at Florida International University. The Company believes that Mr. Frank’s consulting and entrepreneurial experience brings significant value to our management team.

Dr. Samuel Stern joined the Company as its Chief Operating Officer in February 2011. Dr. Stern brings to AFAI a wealth of experience in both technical and management fields. From 2009 until joining the Company, Dr. Stern was an independent consultant based in Miami, Florida. From 2005 to 2009 Dr. Stern served as the General Director of the Centro Nacional de Acuicultura e Investigaciones Marinas – CENAIM (National Aquaculture and Marine Research Center) in Ecuador. For over 17 years prior thereto, he served as General Manager for one of Continental Grain Company’s agribusinesses in Ecuador. Over his career, Dr. Stern was directly involved in project negotiations, development and execution with multinational companies including corporate giants such as Abbott Labs and Schering Plough. Dr. Stern holds a Master’s degree in Oceanography and Marine Biology and a Ph.D. in Life Sciences from the Hebrew University of Jerusalem. He has authored scientific publications in peer-reviewed journals as well as being a contributing author to scientific/technical reviews and has presented papers in international forums. His strong operational experience combined with his technical know-how and his 24 years of residing in South America make him a welcome addition to our management team.

Thomas J. Bohannon became Chief Financial Officer in July 2012. From 2008 through 2011, he was with Vicor Technologies, Inc., a medical device company. He served as their Chief Accounting Officer from 2008 through 2010 and became the Chief Financial Officer effective as of January 1, 2011. He has been in the accounting and financial field for more than 40 years. Prior to his service at Vicor, he was a Senior Manager at Ernst & Young from 1968 - 1978 where he specialized in financial and SEC reporting before becoming the partner in charge of audit and review services for Pappadakis, Nelson & Bohannon from 1978 - 1991. Since 1992 he has been associated with ALDA & Associates International, providing accounting and finance services for a variety of companies. He holds a B.S. - Economics from Auburn University and a Masters in Business Administration, Concentration in Accounting, from Tulane University. He is a Certified Public Accountant licensed in Georgia.

David H. Fater joined the Company as Chief Administrative Officer in June 2012. From 2002 through December 2011, he served as Chief Executive Officer of Vicor Technologies, Inc., a medical device company, leading it through the processes of obtaining numerous patent and two FDA approvals, going public and commencement of commercial sales. Mr. Fater has also served as a senior executive with three public healthcare companies, including two in which he led the initial public offering process (BMJ Medical Management, Inc. and Community Care of America) and one which he led to a NYSE listing and a $1 billion market capitalization (Coastal Physician Group, Inc.). Mr. Fater also founded and has served as Chief Executive Officer of ALDA & Associates International, a business and financial consulting firm focused on life sciences and healthcare since its inception in January 1993. Prior to the formation of ALDA he was an international business adviser to senior management and boards of directors as a senior international partner during a 24-year career with Ernst & Young from January 1969 to December 1992. He holds a B.S. in Accounting from the University of North Carolina. He is a Certified Public Accountant licensed in Georgia and North Carolina.

Carrie Schwarz, who became a director in January 2010, has served as the Managing Partner of Athena Assets Management, a New York based hedge fund specializing in investments of special situation publicly traded securities since 2002. Ms. Schwarz has also been a Portfolio Manager at Metropolitan Capital, a New York based hedge fund. From 1999 to 2001 Ms. Schwarz was an executive at Bank of America Securities, where she built and managed a proprietary Risk Arbitrage Department. From 1991 to 1999 she founded and managed Athena Investment Partners, L.P., a hedge fund that focused on special situations. Prior thereto, she was with American Porters, L.P., a hedge fund that focused on risk arbitrage, which she joined as a junior analyst in 1995 and ultimately rose to become Head of Research and a partner. Ms. Schwarz serves on the board of directors of the American Friends of the Weizmann Institute of Science. We believe that her financial industry experience makes her a valuable member of the board of directors.

Jordi Arimany, who became a director in January 2010, has served as Vice President of Business Development of First Diversity Management Group, a Cleveland, Ohio-based human capital services company since 2008. From 2007 to 2008 he served as Associate to the Executive Vice President of Bunco Industrial, in Guatemala City, one of the largest private banks in Central America. From 2000 to 2007 he was National Business Development Manager to LAFISE (Latin American Financial Services), a Miami, Florida-based financial services firm operating throughout Latin America. Mr. Arimany has a Bachelor’s degree in Business Administration from John Brown University and a Master’s degree in Business Administration from Regent University. We believe that his Latin American financial and business experience makes him a valuable member of the board of directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Board Committees

Two of our three directors are independent within the scope of the rules adopted by the NASDAQ Stock Market and the SEC: Ms. Schwarz and Mr. Arimany. However, our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee. We plan to establish such committees in the near future.

Board of Directors Role in Risk Oversight

The board of directors has periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. Our board is currently comprised of a majority of independent directors. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (“Ethics code”) on February 28, 2013 that includes provisions ranging from conflicts of interest to compliance with all applicable laws and regulations. All officers, directors and employees are bound by this Ethics code, violations of which may be reported to any independent member of the Board of Directors.

ITEM 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for our last three completed fiscal years for all services rendered to us. No other executive officer was paid in excess of $100,000 during any such fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
Craig Frank, CEO/President (1)	2012	$-	$-	$-	$-	$-	$-	$180,000	$180,000
	2011	-	-	-	-	-	-	180,000	180,000
Samuel Stern, COO (2)	2012	-	-	-	-	-	-	120,000	120,000
Neil Swartz, CFO (3)	2011	-	-	-	-	-	-	120,000	120,000

(1)	Mr. Frank's compensation was paid as follows:

2012 - $145,000 through issuance of 725,000 shares of common stock at $0.20 per share and $35,000 accrued for payment in a future period.

2011 - $124,500 in cash and $55,500 through issuance of 277,500 shares of common stock at $0.20 per share.

(2)	Mr. Stern's compensation was paid as follows: $30,000 in cash, $25,000 through issuance of 125,000 shares of common stock at $0.20 per share and $35,000 accrued for payment in a future period.
(3)	Mr. Swartz's compensation was paid as follows: $85,000 in cash and $35,000 accrued at December 31, 2011.

Mr. Frank's compensation was paid to Tudog International Consulting, Inc., of which Mr. Frank is the Chairman and a principal.

Mr. Swartz's compensation was paid to The Birch Group, of which Mr. Swartz is the CEO and a principal. Mr. Swartz resigned as CFO and Director of Alternative Fuels Americas, Inc. in August 2011.

Employment and Consulting Agreements

The Company is currently not a party to any employment agreement with its executive officers. The Company has consulting agreements with Tudog International Consulting, of which firm Mr. Frank is Chairman and a Principal, for the services of Mr. Frank as CEO. Under terms of the consulting agreement with Tudog ( as modified January 1, 2013), annual compensation is set at $84,000 per year. The Company also has a consulting agreement with ALDA & Associates International, Inc., of which Mr. Bohannon and Mr. Fater are Principals, for their services as CFO and CAO, respectively. The terms of the ALDA agreement specify hourly billing rates and compensation to be earned based on actual hours worked. As of January 1, 2013, no compensation is currently being accrued for these three positions. Compensation will resume on a prospective basis only when funds become available for current payment.

Outstanding Equity Awards at Fiscal Year-End

NONE.

Compensation of Directors Table

The table below summarizes all compensation paid to our nonemployee directors for 2012.

Director Compensation
Name	Fees Earmed or Paid in Cash	Stock Awards	Option Awards	Nonequity Incentive Plan Compens- ation	Nonquali- fied Deferred Compen- sation Earnings	All Other Compen- sation	Total
Max Schuftan	$-	$10,000	$-	$-	$-	$-	$10,000
Carrie Schwarz	-	10,000	-	-	-	-	10,000
Jordi Arimany	-	10,000	-	-	-	-	10,000

Narrative Disclosure to the Director Compensation Table

Our nonemployee directors are compensated with common stock. All such directors received 100,000 shares of common stock for their service.

2011 Incentive Stock Plan

Our 2011 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. No awards are outstanding at December 31, 2012.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executives officers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of the date of this report.

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Shares
Directors and executive officers:
Craig Frank, Hollywood, FL (1)	2,300,144		3.38%
Samuel Stern, Hollywood, FL	2,748,234		4.04%
Thomas J. Bohannon, Atlanta, GA	400,000	(2)	*
David H. Fater, Delray Beach, FL	400,000	(2)	*
Carrie Schwarz, Hollywood, FL	312,500		*
Jordi Arimany, Hollywood, FL	237,500		*

All directors and executive officers, as a group (five)	5,865,045		8.62%
Other 5% or greater stockholders:
Ilan Sarid, Westmont, Quebec	39,606,833		58.20%

* Less than 1%

(1) Includes shares beneficially owned by Tudog International Consulting.

(2) Reflects total shares beneficially owned by ALDA & Associates International, Inc.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

At December 31, 2012 we had 2,500,000 shares of common stock reserved for issuance under our 2011 Incentive Stock Plan. No options or awards were granted thereunder as of such date.

ITEM 13.  Certain Relationships and Related Transactions.

Related Party Transactions

In January 2012 Neil Swartz, the former CFO and a former director of the Company, contributed 44,880 shares of Series C Convertible Preferred Stock held by him to the Company’s capital. Mr. Swartz continues to own 5,120 shares of Series C Convertible Preferred Stock

In addition to the issuances of shares of common stock to our directors, as described in “Executive Compensation” under Item 11, and as described in “Liquidity and Capital Resources” under Item 7, we issued 2,134,260 shares to Craig Frank, CEO, 498,934 shares to Samuel Stern, COO, and 400,000 shares to ALDA & Associates International, Inc., the firm providing the services of our CFO and CAO, (total of 3,033,194 shares) in settlement of accrued expenses at December 31, 2012.

The Company’s largest shareholder has from time to time provided unsecured loans to the Company which are due on demand and bear interest at 8%. At December 31, 2012 the aggregate amount of the loans was $647,800, and accrued but unpaid interest amounted to $46,608.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant shareholders. However, all matters relating to the compensation and stock awards for such persons were approved by the Board of Directors prior to implementation.

ITEM 14.  Principal Accountant Fees and Services

Audit Fees

The following is a summary of the fees billed to us by De Meo, Young and McGrath for professional services rendered for the years ended December 31, 2011 and 2012, respectively.

	2011	2012
Audit fees	$23,000	$28,773
Audit-related fees	-	2,067
Tax fees	-	-
All other fees	-	-
	$23,000	$30,840

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our annual reports on Form 10-K and reviews of the consolidated financial statements included in the quarterly reports on Form 10-Q.

Audit-related fees consist of billings related to the Company’s filing of Form S-1 in 2012.

The Company does not have an Audit Committee. It is the Company’s policy to have its CEO and CFO preapprove all audit and permissible nonaudit services provided by the independent public accountants, subject to approval by the Board of Directors. These services may include audit, audit-related, tax and other services. Pre-approval is generally for up to one year, is detailed as to the particular service or category of services, and is generally subject to a specific budget. Unless there are significant variations from the pre-approved services and fees, the independent public accountants and management generally are not required to formally report to the Board of Directors regarding actual services and related fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accountants
•	Consolidated Balance Sheets at December 31, 2011 and 2012
•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2012
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2011 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2012
•	Notes to the Consolidated Financial Statements.
2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

b)	Exhibits

Description
3.1	Certificate of Incorporation, as amended
3.2	By-Laws, as amended
10.1	Share Exchange Agreement dated February 3, 2010 by and among NetSpace International, Inc. and Craig Frank and Neil Swartz, the shareholders of Alternative Fuels Americas, Inc.
10.2	2011 Stock Incentive Plan +
10.3	Agrarian Parcel Lease Agreement by and between Agr Unito S.A. and Alternative Fuels Americas, Inc.
10.4	Consulting Agreement by and between Alternative Fuels Americas, Inc. and Bioenergy Solutions of Central America/Isaac Baldizon
10.5	Lease Agreement and Sale of Plantation by and between Registrant and Tempate S.A.
10.6	Form of 8% Convertible Promissory Note
10.7	Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.8	Office Lease for premises located at 2131 Hollywood Boulevard, Suite 401, Hollywood, Florida 33020
10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid
10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.11	Amendment to Consulting Agreement between Registration and The Tudog Group + *
10.12	Consulting Agreement between Registrant and ALDA & Associates International, Inc. + *
23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants
23.2	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants *
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

+	Management compensation arrangement.
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 2013

Alternative Fuels Americas, Inc.

By:	/s/ Craig Frank
Name: Craig Frank
Title: Craig Frank, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive)

By:	/s/ Thomas J. Bohannon
Name: Thomas J. Bohannon
Title: Chief Financial Officer (Principal Financial
Executive)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie Schwarz	Director	April 23,
Carrie Schwarz		2013

/s/ Jordi Arimany	Director	April 23,
Jordi Arimany		2013

