Form 10-Q
period 2013-03-31
Alternative Fuels Americas, Inc.
filed 2013-06-25
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

(954) 534-7895

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

Yes ☐           No  ☒

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

Yes ☐       No ☒

As of June 10, 2013, the Issuer had 68,049,325 shares of its common stock outstanding

Table of Contents

.

ALTERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part I – Financial Information		Page

Item 1. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet as of March 31, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operation for the three month periods ended March 31, 2013 and 2012 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (Unaudited) and from May 11, 2007 (inception) to March 31, 2013 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures

Part II - Other Information
		14
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits

Signatures		15

Table of Contents	2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of March 31,2013 (Unaudited) and December 31, 2012(Audited)

ASSETS

	March 31, 2013(unaudited)	December 31, 2012
Current assets:
Cash	$7,517	$—
Total current assets	7,517	—

Property and equipment, net:	5,476	6,735

Trees	160,000	160,000

Total Assets	$172,993	$166,735

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$232,842	$301,167
Accrued Interest	62,334	—
Current Portion of Installment Agreement	47,500	60,000
Loan Payable	745,100	672,800
Total current liabilities	1,087,776	1,033,967

Installment agreement	59,998	57,498

Total Liabilities	1,147,774	1,091,465

Commitments and Contingencies

Shareholders' deficit
Convertible preferred stock - Series C, $.001 par value; 10,000,000 shares authorized,
55,120 and 55,120 shares issued at March 31, 2013 and December 31, 2012 respectively	55	55
Common stock, $.001 par value; 250,000,000 shares authorized; 68,049,325 and 68,049,325
shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	68,049	68,049
Additional paid-in capital	2,929,348	2,929,348
Deficit accumulated during the development stage	(3,972,233)	(3,922,182)
Net capital deficiency	(974,781)	(924,730)

	$172,993	$166,735

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Contents	3

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2013 and 2012
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenue:
Sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Selling, general and administrative
Professional Fees	16,275	129,083
Salaries & Wages	4,065	45,000
Other	15,547	66,247
Loss from Operations	35,887	240,330

Other Income (Expenses)
Interest	(14,164)	(8,500)

Loss before Income tax	$(50,051)	$(248,830)
Income Tax		—
Net Loss	$(50,051)	$(248,830)

Weighted shares of common stock outstanding	68,049,325	64,706,131
Loss per share, primary and fully diluted	(0.00)	(0.00)

Table of Contents	4

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and
For the period from May 11, 2007 (inception) to March 31, 2013
(Unaudited)
	Three months ended March 31, 2013	Period from May 11, 2007 (inception) to March 31, 2013
Cash flows from operating activities:
Net loss	$(50,051)	(3,972,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,259	8,035
Gain from derecognition of stale liabilities	—	(380,665)
Gain on settlement of accounts payable		(191,311)
Equity-based compensation	—	149,000
Securities issued in payment of liabilities	—	—
Merger-related costs	—	6,567
Changes in assets and liabilities:
Other assets	—	(160,000)
Accounts payable and accrued expenses	(5,991)	1,383,028

Net cash used in operating activities	(54,783)	(3,157,579)

Cash flows from investing activities:
Proceeds from Equipment disposal		4,131
Purchase of property and equipment	—	(17,643)
Net cash used in investing activities	—	(13,512)

Cash flows from financing activities:
Due to related parties	—	—
Proceeds from convertible promissory notes	18,000	668,000
Proceeds from installment agreement	—	160,000
Payments against installment agreement	—	(42,502)
Proceeds from stockholder loans	54,300	734,100
Proceeds from sale of common stock	—	1,669,010
Payments against installment payable	(10,000)	(10,000)
Net cash provided by financing activities	62,300	3,178,608

Net increase (decrease) in cash	7,517	7,517
Cash at beginning of period	—	—
Cash at end of period	$7,517	$7,517
Supplemental cash flow information:
Value of shares issued for conversion of convertible promissory notes	$1,008,583	$2,017,166
Value of shares issued in merger	6,567	13,134

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Contents	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Alternative Fuels Americas, Inc. (“AFAI” or the “Company”) is a development stage company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation).

The Company has a wholly-owned subsidiary in Costa Rica, Alternative Fuels Costa Rica AFA-CR, LTDA.

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

The Company is subject to all the risks inherent in an early stage company in the biodiesel industry and has numerous competitors globally. These competitors may have more substantial resources and be able to succeed in manufacturing products faster than those that are contemplated by the Company’s plan of operations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, primarily in other parts of the world. Reference is also made to the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $523,658 for the year ended December 31, 2012 and $50,051 for the three months ended March 31, 2013. At March 31, 2013 the Company has a working capital deficiency of $ 1,091,884 and is totally dependent on its ability to raise capital. The Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities to become a seed to pump Biofuels Company. Management plans include:

•	the creation of Special Purpose Vehicles/Entities with which to generate capital for use in a geographic region;

•	the sale of additional equity and debt securities;

•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan; and

•	other business transactions to assure continuation of the Company’s development and operations.

Table of Contents	6

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on form 10-K for the year ended December 31, 2012 filed with the SEC on April 24, 2013.

The information presented as of March 31, 2013 and for the three months ended March 31, 2013 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, the condensed consolidated results of its operations for the three months ended March 31, 2013 and 2012, and its condensed consolidated changes in net capital deficiency and cash flows for the three months ended March 31, 2013. These results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the full year.

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

In November 2010 the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. At March 31, 2013 the Company had no interest-bearing accounts with balances in excess of FDIC-insured limits.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes and measurement framework and expands disclosures about fair value measurements.

The carrying amount of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximates fair value at December 31, 2012 and March 31, 2013.

Property and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Table of Contents	7

Trees

Trees consist of 40,000 Jatropha trees located on leased property in Costa Rica. Because the trees are being cultivated and maintained preparatory to having their fruit harvested for crushing and processing into oil, they have not been placed in service at March 31, 2013, and no depreciation has been provided.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2012 and the three months ended March 31, 2013, there were no deemed impairments of long-lived assets.

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

Re-Classifications

Certain amounts in 2012 were reclassified to conform to the 2013 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

NOTE 4 – DEBT AND INSTALLMENT AGREEMENT

	March 31, 2013	December 31, 2012
Loan payable - stockholder, 8%, due on demand, unsecured	$702,100	$647,800
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
Convertible note - stockholder, 10%, due January 9, 2014, unsecured (2)	18,000	—
	$745,100	$672,800

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the noteholder to make payment and satisfy its obligations under the note.
(2)	At the option of the Company the convertible note may be converted into 200,000 shares of the Company’s common stock no later than July 31, 2013.

The Company has an installment agreement covering the purchase of trees. The obligation is payable at the rate of $2,500 per month through October 2013 plus a payment of $30,000 in November 2013, November 2014 and November 2015.

Table of Contents	8

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers and other rights, as it deems appropriate.

Each share of Series C convertible preferred stock (“Series C” or “Series C preferred stock”) has 433.9297 votes on any matters submitted to a vote of the stockholders of the Company and is entitled to dividends equal to the dividends of 433.9297 shares of common stock. Each share of Series C preferred stock is convertible at any time at the option of the holder into 433.9297 shares of common stock.

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

NOTE 6 – LEASES

The Company is obligated under operating lease agreements for its corporate office, which expires January 2014, and for land in Costa Rica for use in its planting and farming operations, which expire in 2020. Minimum future lease commitments are:

Year ended December 31:
2013	13,425
2014	4,867
2015	4,500
2016	4,500
After 2016	20,250
Total future minimum rental payments	$47,542

There is an option to extend the Costa Rica lease for an additional 10 years.

Rent expense was $14,400 for the year ended December 31, 2012 and $3,600 for the three months ended March 31, 2013, respectively.

NOTE 7 – STOCK OPTION PLAN

In 2011 the Company’s board of directors approved the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. No awards are outstanding at March 31, 2013.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel (See Note 11). Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

Table of Contents	9

The Company’s largest stockholder has from time to time provided unsecured loans to the Company which is due on demand and bear interest at 8%. At March 31, 2013 the aggregate amount of the loans was $702,100 and accrued but unpaid interest amounted to $59,851. See Note 4.

NOTE 9 – INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2011	2012
Tax loss carry-forward	$975,485	$1,169,000
Valuation allowance	(975,485)	(1,169,000)
	$—	$—

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.  The Company has net operating loss carry-forwards of approximately $3,898,000 at December 31, 2012 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

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

In the second quarter of 2013, the Company received loans of approximately $75,000 from existing stockholders.

Effective June 21, 2013 the Company accepted the resignations of Tom Bohannon, Richard Cohen, and David Fater, the Company’s Chief Financial Officer, Vice President for Business Development and Chief Administrative Officer, respectively. Contemporaneously therewith, the Company has appointed Ronen Ben-Harush as the new Chief Financial Officer. The Company does not currently plan to appoint a new Vice President for Business Development or Chief Administrative Officer.

Table of Contents	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, “Alternative Fuels Americas Inc.”, “AFAI” and the terms “Company”, “we”, “us” and “our” refer to Alternative Fuels Americas Inc. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on April 24, 2013, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

Plan of Operations

The Company is a development-stage enterprise, and has conducted research and development since 2005 relating to plant trials and biofuels strategy development. Currently, AFAI has more than 40,000 Jatropha trees planted and a comprehensive growth plan in place. The Company’s business plan has 3 stages that result in the Company having (1) early-stage revenues, (2) ownership of feedstock supplies, and (3) an integrated R&D program to provide AFAI with proprietary intellectual property and improve operating margins for biodiesel manufacture. The three phases are:

  Phase One – generation of early-stage revenues by utilizing feedstock from oil-rich crops that are growing wild on private farms. AFAI has negotiated long-term contracts with private farmers that will provide steady and secure access to this wild feedstock for up to 10 years.
  Phase Two - establish control over AFAI’s long-term feedstock needs through the implementation of a wide-scale planting and farming program of second generation oil-rich crops. This will provide the Company with the ability to maintain stable production and control costs. This phase will also include the construction of scalable refining capacity to produce 6 million gallons of bio diesel annually
  Phase Three - inclusion of third generation feedstock for additional efficiencies and yield expansion.

We have created the first Special Purpose Vehicle/Entity (“SPV”) with which to finance, construct and execute our business plan in a region of Costa Rica. We are establishing operations by (a) securing off-take agreements for the biofuel produced by the Company and (b) demonstrating the ability to cost-effectively grow and harvest feedstock with which to produce the biofuel.

Consequently, our plan of operations consists of:

•	Raising the necessary capital through an SPV.
•	Securing additional contracts for wild feedstock in addition to the signed agreements with 150 farmers in the Palmar area of Costa Rica, accounting for approximately 20,000 hectares (48,000 acres) of land.
•	Securing additional contracts beyond the off-take agreements now signed that account for the sale of up to 3,700,000 gallons of biofuel annually.
•	Negotiating for the purchase of modular transesterification facilities which will produce the biofuel.

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

Critical Accounting Estimates

The following are deemed to be the most significant accounting estimates affecting us and our results of operations.

Table of Contents	11

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

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes and measurement framework and expands disclosures about fair value measurements.

Property and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2012 and the three months ended March 31, 2013, there were no deemed impairments of long-lived assets.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012.

We had no revenue for the three months ended March 31, 2013 and 2012. Management believes the most informative presentation is to present and comment on expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $205,318 in 2013 compared to 2012. The decrease results from a concerted effort by management to significantly lower operational costs. Expenses incurred in 2012 did not recur in 2013 and include compensation of consultants. Related legal and accounting fees decreased by approximately $110,000 in 2013. Travel expense primarily related to the Company’s Costa Rica operations decreased by approximately $15,000.

The selling, general and administrative expenses consists primarily of professional fees ($16,275) resulting from regulatory requirements associated with stock registration and Securities and Exchange Commission (“SEC”) filing requirements. There are decreases in compensation and consulting expenses due to lower headcount and less need for services as we completed our early stage business development and strategy planning efforts. Other decreases are related to travel and telephone and office operation ($14,672) for continued fund raising and oversight of Costa Rican operations and Costa Rica farm expenses ($4,065).

Interest Expense

The increase in interest expense is the result of increased debt principal in 2013 compared to 2012

Liquidity and Capital Resources

The Company has operated with extremely limited available cash. There are no current revenues, and the Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it

Table of Contents	12

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

At March 31, 2013 the Company has a working capital deficiency of $1,091,884, cash of $7,517 and is dependent on its ability to raise capital for short-term funds. We received $72,300 of funding in Q1 2013 and need additional sources of financing. If such financing is not obtained, we may not be able to execute our Plan of Operations.

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

Since January 2010, the Company has raised a total of $1,961,300 in a series of private placements of debt and equity securities. However, we may not be successful in raising additional capital, and assuming that we raise additional funds, the Company may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Going Concern

The Company’s financial statements as of and for the three months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $3,922,182 from inception through the year ended December 31, 2012. The Company had a net loss of $49,176 for the three months ended March 31, 2013. At March 31, 2013 the Company had a working capital deficiency of $ 1,091,884, an accumulated deficit of $3,971,358 and a net capital deficiency of $973,906. The lack of working capital has restricted the Company’s ability to implement its Plan of Operations, the Company needs to continue to incur expenditures to establish its ability to begin commercial operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Ronen Ben-Harush, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March  , 2013

Table of Contents	13

the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at March 31, 2013 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

(b)	Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Effective June 21, 2013 we engaged Ronen Ben-Harush as our Chief Financial Officer to replace our former Chief Financial Officer, Tom Bohannon. Additionally, in June 2013 David Fater resigned his position of Chief Administrative Officer. The Company does not expect to fill this position. We do not anticipate any changes to our internal controls at this time.

Table of Contents	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

Effective June 21, 2013 the Company accepted the resignations of Tom Bohannon, Richard Cohen, and David Fater, the Company’s Chief Financial Officer, Vice President for Business Development and Chief Administrative Officer, respectively. Contemporaneously therewith, the Company has appointed Ronen Ben-Harush as the new Chief Financial Officer. The Company does not currently plan to appoint a new Vice President for Business Development or Chief Administrative Officer.

Upon the resignation of Messrs. Bohannon, Cohen and Fater, the Company’s consulting agreement with ALDA & Associates International, Inc., an entity which they were affiliated and through time were compensated for their services, was terminated with no further compensation due thereunder.

Mr. Ronen Ben-Harush is an experienced accountant. Since January, 2013, he has been a partner of ONB CRA, P.A., an accounting firm based in Hollywood, Florida. From 2011 to January, 2013, he was a Senior Accountant with TD CPA, PC and from 2003 to 2010, he occupied the same position with the accounting firm Hoffman, Levy Bengio & Company, P.L. The Company currently has no employment agreement or similar arrangement with Mr. Ben-Harush.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Ronen Ben-Harush, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to 18 U.S.C. 1350.

32.2	Certification of Ronen Ben-Harush, Chief Financial Officer, pursuant to 18 U.S.C. 1350.

Table of Contents	15

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2013		ALTERNATIVE FUELS AMERICAS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Ronen Ben-Harush
Ronen Ben-Harush, Chief Financial Officer ( Principal Financial and Accounting Officer)

Table of Contents	16