Form 10-Q
period 2013-06-30
Alternative Fuels Americas, Inc.
filed 2013-08-15
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(954) 534-7895

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes   [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]    No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ] No [x]

As of August 15, 2013, the Issuer had 68,449,325 shares of its common stock outstanding.

ALTERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part I – Financial Information	Page
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2013 (unaudited) and December 31, 2012	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period from inception to June 30, 2013 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six month periods ended June 30, 2013 and 2012(Unaudited)	5
Notes to Condensed Consolidated Financial Statements	6-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4. Controls and Procedures	14
Part II - Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Removed and reserved	14
Item 5. Other Information	14
Item 6. Exhibits	14
Signatures	15-19

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2013(unaudited)	December 31, 2012
Current assets:
Cash	$1,355	$—
Total current assets	1,355	—

Property and equipment, net:	5,339	6,735

Trees	160,000	160,000

Total Assets	$166,694	$166,735

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$291,953	$252,997
Accrued Interest	77,724	48,170
Current Portion of Installment Agreement	40,000	60,000
Loan Payable	780,100	672,800
Total current liabilities	1,189,777	1,033,967

Installment agreement	59,998	57,498

Total Liabilities	1,249,775	1,091,465

Commitments and Contingencies

Shareholders' deficit

Convertible preferred stock - Series C, $.001 par value; 10,000,000 shares authorized, 55,120 and 100,000 shares issued at June 30, 2013 and December 31, 2012 respectively	55	55
Common stock, $.001 par value; 250,000,000 shares authorized; 68,249,325 and 68,049,325 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	68,249	68,049
Additional paid-in capital	2,939,147	2,929,348
Deficit accumulated during the development stage	(4,090,532)	(3,922,182)
Net capital deficiency	(1,083,081)	(924,730)

	$166,694	$166,735

See accompanying notes to unaudited condensed consolidated financial statements.

	Alternative Fuels Americas, Inc.
	(A Development Stage Company)
		Condensed Consolidated Statements of Operations
		(Unaudited)
	Three Months Ended		Six Months Ended		from Inception to June 30,2013
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross profit	—	—	—	—	—

Selling, general and administrative
Professional Fees	68,401	218,695	84,676	346,695	666,773
Salaries & Wages	6,120	12,800	10,185	60,500	82,185
Other	28,389	102,873	43,936	167,503	248,970
Loss from Operations	102,910	334,368	138,797	574,698	997,928
Other Income (Expenses)
Gain from Derecognition of stale liabilities					380,665
Interest	(15,390)	(11,102)	(29,554)	(19,602)	(74,746)
Loss before Income tax	$(118,300)	$(345,470)	$(168,351)	$(594,300)	$(692,009)
Income Tax
Net Loss	$(118,300)	$(345,470)	$(168,351)	$(594,300)	$(692,009)
Weighted shares of common stock outstanding	68,249,325	64,729,048	68,249,325	64,729,048	68,249,325
Loss per share, primary and fully diluted	(0.00)	(0.01)	(0.00)	(0.01)	(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
Cash flows from operating activities:	June 30, 2013	June 30, 2012
Net loss	$(168,351)	$(594,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,518	1,759
Loss on asset disposal	4,131
Gain on settlement of accounts payable
Equity-based compensation
Securities issued in payment of liabilities
Merger-related costs
Changes in assets and liabilities:
Other assets
Accounts payable and accrued expenses	68,510	270,784
Net cash used in operating activities	(97,323)	(317,626)
Cash flows from investing activities:
Proceeds from Equipment disposal
Purchase of property and equipment	(1,122)	—
Net cash used in investing activities	(1,122)	—
Cash flows from financing activities:
Due to related parties	—	—
Proceeds from convertible promissory notes	18,000
Proceeds from installment agreement
Payments against installment agreement
Proceeds from stockholder loans	89,300	286,250
Proceeds from sale of common stock	10,000	27,500
Payments against installment payable	(17,500)	(20,000)
Net cash provided by financing activities	99,800	293,750
Net increase (decrease) in cash	1,355	(23,876)
Cash at beginning of period	—	25,192
Cash at end of period	$1,355	$1,316
Supplemental cash flow information:
Value of shares issued for conversion of convertible promissory notes	1,208,583	1,008,583
Value of shares issued in merger	6,567	6,567

See accompanying notes to unaudited condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Alternative Fuels Americas, Inc. (“AFAI”, or the “Company”) is a development stage company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 in a stock-for-member interest transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation).

The Company has a wholly-owned subsidiary, Alternative Fuels Costa Rica AFA-CR, LTDA, located in Costa Rica.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the Six months ended June 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $523,658 for the year ended December 31, 2012 and $168,351 for the six months ended June 30, 2013. At June 30, 2013 the Company has a working capital deficiency of $1,188,422 and is totally dependent on its ability to raise capital. The Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

The information presented as of June 30, 2013 and for the three and six months ended June 30, 2013 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, the condensed consolidated results of its operations for the three and six months ended June 30, 2013 and 2012, and its condensed consolidated changes in net capital deficiency and cash flows for the three and six months ended June 30, 2013. These results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for the full year.

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

In November 2010 the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. At June 30, 2013 the Company had no interest-bearing accounts with balances in excess of FDIC-insured limits.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of Six months or less to be cash and cash equivalents.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes and measurement framework and expands disclosures about fair value measurements.

The carrying amount of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximates fair value at December 31, 2012 and June 30, 2013.

Property and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Trees

Trees consist of 40,000 Jatropha trees located on leased property in Costa Rica. Because the trees are being cultivated and maintained preparatory to having their fruit harvested for crushing and processing into oil, they have not been placed in service at June 30, 2013, and no depreciation has been provided.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2012 and the Six months ended June 30, 2013, there were no deemed impairments of long-lived assets.

Earnings Per Share

In accordance with ASC 260, Earnings per Share, the Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed if the Company has net income; otherwise it would be antidilutive, and would result from the conversion of a convertible note.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes , as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes .  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

NOTE 4 – DEBT AND INSTALLMENT AGREEMENT

	June 30, 2013	December 31, 2012
Loan payable - stockholder, 8%, due on demand, unsecured	$737,100	$647,800
Convertible note - stockholder, 10%, due April 30, 2013,unsecured (1)	25,000	25,000
Convertible note - stockholder, 10%, due January 9, 2014, unsecured (2)	18,000	—
	$780,100	$672,800

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock.
(2)	At the option of the Company the convertible note may be converted into 200,000 shares of the Company’s common stock no later than July 31, 2013. On July 12, 2013 the loan was converted into 200,000 shares of the Company’s common stock (see note 11 -subsequent events).

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

In June, 2013 the Company sold 200,000 shares of common stock to shareholder at 5 cent per share.

NOTE 6 –LEASES

The Company is obligated under operating lease agreements for its corporate office, which expires January 2014, and for land in Costa Rica for use in its planting and farming operations, which expire in 2020. Minimum future lease commitments are:

There is an option to extend the Costa Rica lease for an additional 10 years.

Rent expense was $8,950 for the six months ended June 30, 2013 and $14,400 for the year ended December 31, 2012.

NOTE 7 –STOCK OPTION PLAN

In 2011 the Company’s board of directors approved the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. No awards are outstanding at June 30, 2013.

NOTE 8 –RELATED PARTY TRANSACTIONS

The Company has agreements covering its management personnel (See Note 11). Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest shareholder has from time to time provided unsecured loans to the Company which is due on demand and bear interest at 8%. At June 30, 2013 the aggregate amount of the loans was $702,100 and accrued but unpaid interest amounted to $59,851. See Note 4.

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

In July 2013 a loan for $18,000 was converted into 200,000 shares of the Company’s common stock.

In the third quarter of 2013, the Company received loans of approximately $10,000. In consideration of the loan the shareholder received an option to purchase 500,000 shares of the Company’s common stock subject to certain term and conditions.

On August 8, 2013 the Company was advised that its common stock is now DTC eligible.

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

Plan of Operations

The Company is a development-stage enterprise, and has conducted research and development since 2005 relating to plant trials and biofuels strategy development. Currently, AFAI has more than 40,000 Jatropha trees planted and a comprehensive growth plan in place. The Company’s business plan has 3 stages that result in the Company having (1) early-stage revenues, (2) ownership of feedstock supplies, and (3) an integrated R&D program to provide AFAI with proprietary intellectual property and improve operating margins for biodiesel manufacture. The Six phases are:

  Phase One – generation of early-stage revenues by utilizing feedstock from oil-rich crops that are growing wild on private farms. AFAI has negotiated long-term contracts with private farmers that will provide steady and secure access to this wild feedstock for up to 10 years.
  Phase Two - establish control over AFAI’s long-term feedstock needs through the implementation of a wide-scale planting and farming program of second generation oil-rich crops. This will provide the Company with the ability to maintain stable production and control costs. This phase will also include the construction of scalable refining capacity to produce 6 million gallons of bio diesel annually
  Phase Six - inclusion of third generation feedstock for additional efficiencies and yield expansion.

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

The Company considers all investments purchased with original maturities of Six months or less to be cash and cash equivalents.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes and measurement framework and expands disclosures about fair value measurements.

Property and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from Six to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2012 and the Six months ended June 30, 2013, there were no deemed impairments of long-lived assets.

Results of Operations

Six months ended June 30, 2013 compared to Six months ended June 30, 2012.

We had no revenue for the Six months ended June 30, 2013 and 2012. Management believes the most informative presentation is to present and comment on expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $435,901 in 2013 compared to 2012. The decrease results from a concerted effort by management to significantly lower operational costs. Expenses incurred in 2012 recur in 2013 and include compensation of consultants. Related legal and accounting fees decreased by approximately $170,000 in 2013. Travel expense primarily related to the Company’s Costa Rica operations decreased by approximately $27,000.

The selling, general and administrative expenses consists primarily of management and consulting fees ($51,000), professional fees ($33,676) resulting from regulatory requirements associated with Securities and Exchange Commission (“SEC”) filing and reporting requirements .

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

At June 30, 2013 the Company has a working capital deficiency of $1,188,422, cash of $1,355 and is dependent on its ability to raise capital for short-term funds. We received $35,000 of funding in Q2 2013 and need additional sources of financing. If such financing is not obtained, we may not be able to execute our Plan of Operations.

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

Since January 2010, the Company has raised a total of $1,996,300 in a series of private placements of debt and equity securities. However, we may not be successful in raising additional capital, and assuming that we raise additional funds, the Company may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Going Concern

The Company’s financial statements as of and for the Six months ended June 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $3,922,182 from inception through the year ended December 31, 2012. The Company had a net loss of $168,351 for the six months ended June 30, 2013. At June 30, 2013 the Company had a working capital deficiency of $1,188,422, an accumulated deficit of $4,090,533 and a net capital deficiency of $1,083,081. The lack of working capital has restricted the Company’s ability to implement its Plan of Operations. The Company needs to continue to incur expenditures to establish its ability to begin commercial operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Ronen Ben-Harush, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March ,2013 the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at June 30, 2013 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

(b) Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Effective June 7, 2013 we engaged Ronen Ben-Harish as our Chief Financial Officer to replace our former Chief Financial Officer, Tom Bohannon. Additionally, in June 2013 David Fater resigned his position of Chief Administrative Officer. The Company does not expect to fill this position. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June, 2013 the Company sold 200,000 shares of common stock to a current shareholder at $0.5 cent per share pursuant to the exemption from registration afforded by Section 4 (a) (2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved and Removed.

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Ronen Ben-Harush, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to 18 U.S.C. 1350.*

32.2	Certification of Ronen Ben-Harush, Chief Financial Officer, pursuant to 18 U.S.C. 1350.*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2013		ALTERNATIVE FUELS AMERICAS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Ronen Ben-Harush
Ronen Ben-Harush, Chief Financial Officer ( Principal Financial and Accounting Officer)
-17-