Form 10-Q
period 2013-09-30
Alternative Fuels Americas, Inc.
filed 2013-11-18
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

Yes ☐       No ☒

As of November 19, 2013, the Issuer had 68,449,325 shares of its common stock outstanding

.

Table of Contents

ALTERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part I – Financial Information		Page

Item 1. Condensed Consolidated Financial Statements		3
	Condensed Consolidated Balance Sheet as of September 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the period from inception to September 30, 2013 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine month periods ended September 30, 2013 and 2012(Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures	13

Part II - Other Information		15
		15
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Removed and reserved	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

Signatures		16

Table of Contents	2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2013 (unaudited)	December 31, 2012
Current assets:
Cash	$166	$—
Total current assets	166	—

Property and equipment, net:	4,080	6,735

Trees	160,000	160,000

Total Assets	$164,246	$166,735

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$341,696	$252,997
Accrued Interest	93,217	48,170
Current Portion of Installment Agreement	40,000	60,000
Loan Payable	783,307	672,800
Total current liabilities	1,258,220	1,033,967

Installment agreement	52,498	57,498

Total Liabilities	1,310,718	1,091,465

Commitments and Contingencies

Shareholders' deficit
Convertible preferred stock - Series C, $.001 par value; 10,000,000 shares authorized,
55,120 and 100,000 shares issued at June 30, 2013 and December 31, 2012 respectively	55	55
Common stock, $.001 par value; 250,000,000 shares authorized; 68,449,325 and 68,049,325
shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	68,449	68,049
Additional paid-in capital	2,956,947	2,929,348
Deficit accumulated during the development stage	(4,171,923)	(3,922,182)
Net capital deficiency	(1,146,472)	(924,730)

	$164,246	$166,735

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Contents	3

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		from Inception to Sept. 30, 2013
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue:
Sales	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—
Gross profit	—	—	—	—	—

Selling, general and administrative
Professional Fees	54,500	233,542	139,176	580,237	721,273
Salaries & Wages	2,920	10,254	13,105	70,754	85,105
Other	8,476	18,706	52,413	186,209	257,447
Loss from Operations	65,896	262,502	204,694	837,200	1,063,825

Other Income (Expenses)
Gain from Derecognition of stale liabilities				380,665
Interest	(15,493)	(12,539)	(45,047)	(32,141)	(90,239)

Loss before Income tax	$(81,389)	$(275,041)	$(249,741)	$(869,341)	$(773,399)
Income Tax
Net Loss	$(81,389)	$(275,041)	$(249,741)	$(869,341)	$(773,399)

Weighted shares of common stock outstanding	68,249,325	64,729,048	68,249,325	64,729,048	68,249,325
Loss per share, primary and fully diluted	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)

See accompanying notes to unaudited condensed consolidated financial statements

.

Table of Contents	4

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	September 30, 2013	September 30, 2012
Net loss	$(249,741)	$(869,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,776	3,018
Loss on asset disposal		4,131
Gain on settlement of accounts payable
Equity-based compensation
Securities issued in payment of liabilities
Merger-related costs
Changes in assets and liabilities:
Other assets
Accounts payable and accrued expenses	133,747	270,784

Net cash used in operating activities	(112,218)	(591,408)

Cash flows from investing activities:
Proceeds from Equipment disposal
Purchase of property and equipment	(1,122)	—
Net cash used in investing activities	(1,122)	—

Cash flows from financing activities:
Due to related parties	—	—
Proceeds from convertible promissory notes	18,000	—
Proceeds from installment agreement	—	—
Payments against installment agreement	—	—
Proceeds from stockholder loans	110,506	286,250
Proceeds from sale of common stock	10,000	27,500
Payments against installment payable	(25,000)	(20,000)
Net cash provided by financing activities	113,506	293,750

Net increase (decrease) in cash	166	(297,658)
Cash at beginning of period	—	25,192
Cash at end of period	$166	$(272,466)

Supplemental cash flow information:
Value of shares issued for conversion of convertible promissory notes	1,208,583	1,008,583
Value of shares issued in merger	6,567	6,567
Non-Cash Transaction: $18,000 loan payable was converted to $200 Common stocks and APIC $17,800.
See accompanying notes to unaudited condensed consolidated financial statements.

Table of Contents	5

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the nine months ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $523,658 for the year ended December 31, 2012 and $249,741 for the nine months ended September 30, 2013. At September 30, 2013 the Company has a working capital deficiency of $1,258,054 and is totally dependent on its ability to raise capital. The Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Table of Contents	6

The information presented as of September 30, 2013 and for the three and nine months ended September 30, 2013 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, the condensed consolidated results of its operations for the three and nine months ended September 30, 2013 and 2012, and its condensed consolidated changes in net capital deficiency and cash flows for the three and nine months ended September 30, 2013. These results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for the full year.

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

In November 2010 the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. At September 30, 2013 the Company had no interest-bearing accounts with balances in excess of FDIC-insured limits.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of nine months or less to be cash and cash equivalents.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes and measurement framework and expands disclosures about fair value measurements.

The carrying amount of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximates fair value at December 31, 2012 and September 30, 2013.

Property and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Trees

Trees consist of 40,000 Jatropha trees located on leased property in Costa Rica. Because the trees are being cultivated and maintained preparatory to having their fruit harvested for crushing and processing into oil, they have not been placed in service at September 30, 2013, and no depreciation has been provided.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2012 and the Nine months ended September 30, 2013, there were no deemed impairments of long-lived assets.

Table of Contents	7

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

NOTE 4 – DEBT AND INSTALLMENT AGREEMENT

	September 30, 2013	December 31, 2012
Loan payable - stockholder, 8%, due on demand, unsecured	$737,100	$647,800
Loan payable- Stockholder, due on Nov 1,2013, unsecured (3)	10,000
Loan payable- Stockholder, due on Nov 1,2013, unsecured (4)	11,207
Convertible note - stockholder, 10%, due April 30, 2013,unsecured (1)	25,000	25,000
Convertible note - stockholder, 10%, due January 9, 2014, unsecured (2)	0	—
	$783,307	$672,800

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender to reach a repayment agreement.
(2)	On July 12, 2013 the loan was converted into 200,000 shares of the Company’s common stock.
(3)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI hereby extends to Payee a detached option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life.
(4)	In September, 2013 a stockholder of the company agree to loan the company up to $25,000. To date $15,300 has been loaned. Interest (8%) will be accrued beginning January 1,2014
Table of Contents	8

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

In September, 2013 the Company sold 200,000 shares of common stock to shareholder at 5 cent per share.

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

NOTE 6 –LEASES

The Company is obligated under operating lease agreements for its corporate office, which expires January 2014, and for land in Costa Rica for use in its planting and farming operations, which expire in 2020. Minimum future lease commitments are:

Year ended December 31:
2013	7,100
2014	4,700
2015	4,500
2016	4,500
After 2016	26,500
Total future minimum rental payments	$47,300

There is an option to extend the Costa Rica lease for an additional 10 years.

Rent expense was $13,425 for the nine months ended September 30, 2013 and $17,838 for the year ended December 31, 2012.

NOTE 7 –STOCK OPTION PLAN

In 2011 the Company’s board of directors approved the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. No awards are outstanding at September 30, 2013.

Table of Contents	9

NOTE 8 –RELATED PARTY TRANSACTIONS

The Company has agreements covering its management personnel (See Note 11). Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest shareholder has from time to time provided unsecured loans to the Company which is due on demand and bear interest at 8%. At September 30, 2013 the aggregate amount of the loans was $737,100 and accrued but unpaid interest amounted to $59,851. See Note 4.

A shareholder of the Company provided consulting services during the three months ended September 30, 2013, for $15,000 and during the nine months ended September 30, 2013 for $45,00; and loaned the Company $15,300 as of September 30,2013 to cover for certain operating expenses.

NOTE 9 –INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2011	2012
Tax loss carryforward	$975,485	$1,169,000
Valuation allowance	(975,485)	(1,169,000)
	$—	$—

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The Company has net operating loss carryforwards of approximately $3,398,000 at December 31, 2012 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

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

The Company considers all investments purchased with original maturities of nine months or less to be cash and cash equivalents.

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

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2012 and the nine months ended September 30, 2013, there were no deemed impairments of long-lived assets.

Results of Operations

Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012.

We had no revenue for the nine months ended September 30, 2013 and 2012. Management believes the most informative presentation is to present and comment on expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $632,506 for the nine months ending September 2013 compared to the same period in 2012. The decrease results from a concerted effort by management to significantly lower operational costs. Expenses incurred in 2012 recur in 2013 and include compensation of consultants. Related legal and accounting fees decreased by approximately $440,000 in 2013. Travel expense primarily related to the Company’s Costa Rica operations decreased by approximately $33,000.

The selling, general and administrative expenses consists primarily of management and consulting fees ($112,473), professional fees ($37,176) resulting from regulatory requirements associated with Securities and Exchange Commission (“SEC”) filing and reporting requirements .

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

Table of Contents	12

At September 30, 2013 the Company has a working capital deficiency of $1,258,054, cash of $166 and is dependent on its ability to raise capital for short-term funds. We received $18,700 of funding in Q3 2013 and need additional sources of financing. If such financing is not obtained, we may not be able to execute our Plan of Operations.

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

Since January 2010, the Company has raised a total of $2,006,300 in a series of private placements of debt and equity securities. However, we may not be successful in raising additional capital, and assuming that we raise additional funds, the Company may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Going Concern

The Company’s financial statements as of and for the nine months ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $3,922,182 from inception through the year ended December 31, 2012. The Company had a net loss of $249,741 for the nine months ended September 30, 2013. At September 30, 2013 the Company had a working capital deficiency of $1,258,054, an accumulated deficit of $4,171,923 and a net capital deficiency of $1,146,472. The lack of working capital has restricted the Company’s ability to implement its Plan of Operations. The Company needs to continue to incur expenditures to establish its ability to begin commercial operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Ronen Ben-Harush, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September, 2013 the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at September 30, 2013 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information

Table of Contents	13

is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

(b)	Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Effective June 7, 2013 we engaged Ronen Ben-Harush as our Chief Financial Officer to replace our former Chief Financial Officer, Tom Bohannon. We do not anticipate any changes to our internal controls at this time.

Table of Contents	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Dated: November 19, 2013		ALTERNATIVE FUELS AMERICAS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Ronen Ben-Harush
Ronen Ben-Harush, Chief Financial Officer ( Principal Financial and Accounting Officer)

Table of Contents	16