Form 10-K
period 2013-12-31
Alternative Fuels Americas, Inc.
filed 2014-04-15
CIK 1530746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File No. 333-177532

ALTERNATIVE FUELS AMERICAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2131 Hollywood Boulevard, Suite 401, Hollywood, Florida 33020

(Address of principal executive offices) (Zip Code)

954/534-7895

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Name of each exchange on which registered – Not applicable

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [x] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,930,729 as of March 31, 2014 based on the closing price of $0.08 of the Company’s common stock on the Over-the-Counter Bulletin Board on March 31, 2014. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 68,449,325 shares of common stock outstanding as of April 15, 2014.

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

ITEM 1. Business.

Background

Alternative Fuels Americas, Inc. (“AFAI”, “”we”, “us”, “our” or the “Company”) is a development stage company. The Company was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“Netspace”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation in January 2010 in a stock-for-stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc. AFAI’s advanced biofuels division has just completed seven years of plant trials through participation in various projects in Latin America, and AFAI is now seeking to establish a land bank for feedstock development and working to commence initial biodiesel production and development of Jatropha-based aviation biofuel. In 2014, AFAI incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through MJAI, AFAI intends to focus on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, the Company applied for and was granted a provisional license to operate a medical marijuana dispensary in Oregon.

We operate from our office in Fort Lauderdale, Florida and our address is 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301. Our website is www.alternativefuelsamericas.com. Information contained on our website does not constitute part of this Annual Report.

General

Advanced Biofuels

AFAI has been constructing a viable and sustainable “seed-to-pump” biofuels company in Latin America. Since 2005, the Company has engaged in plant trials, research and development and biofuels strategy development. With the successful conclusion of a final round of plant trials involving more than 40,000 Jatropha trees in Tempate, Costa Rica and a comprehensive growth plan in place, we believe that AFAI is among the few companies with both the vision and the knowledge to execute and implement a biofuels program.

Table of Contents	-1-

AFAI has developed distinctive strategic approaches that mitigate or resolve the operational challenges and financial risks that have come to be associated with large scale biodiesel enterprises. AFAI achieved these goals by applying innovative operational tactics. Moreover, by approaching biodiesel as an oil concern - and not solely as an agricultural exercise - AFAI has been able to develop vertical operational processes that are designed to enable efficiencies, lower costs, and provide operational stability. The AFAI team has been involved in the planting of Jatropha in Costa Rica and Mexico, and management has also been involved in Jatropha pilot projects in Honduras, Guatemala, Mexico and Costa Rica. AFAI believes that it has the management team, agronomy and tree science, tree base (propagation materials), chemistry, engineering, farm management, production process, economic models, strategic models, and biofuels know-how and expertise necessary to establish and sustain a world class green oil company.

Legal Recreational and Medical Marijuana

AFAI has a majority ownership position in its subsidiary, MJAI, which was incorporated for the purpose of entering the legal marijuana markets in the United States. To date, 20 U.S. states and the District of Colombia have laws permitting legal marijuana for medicinal uses, and 2 states, Washington and Colorado, have laws permitting the use of marijuana for recreational purposes.

The Company has been engaged in the effort to legalize medicinal marijuana use in two large markets – New York and Florida (where decisions are expected by ballot referendum in 2014). The Company has also developed a wide network of contacts and legal counsel in other states which have legalized recreation and/or medicinal use of marijuana or legalization is pending or under consideration.

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

According to Arcview, a market research firm focusing on the emerging legal marijuana market, the U.S. market for legal medicinal and recreational marijuana is expected to reach $2.3 billion in 2014 and exceed $10 billion by 2018.

Implementation

Advanced Biofuels

The Company’s advanced biofuels business plan has three stages that are expected to result AFAI and its operating entities having (a) early-stage revenues within 120 to 180 days of funding; (b) ownership of feedstock supplies that include emerging oil-rich opportunities; and (c) an integrated research and development program designed to provide proprietary intellectual property and improve operating margins for biodiesel manufacture. The three phases are:

·	Phase One – generates early-stage revenues by utilizing feedstock from oil-rich crops that are growing wild on private lands. AFAI has negotiated long-term contracts with private landowners that will provide steady and secure access to this wild feedstock for up to 10 years. To date AFAI has secured contracts with 150 farmers in the Palmar area of Costa Rica, accounting for approximately 20,000 hectares (48,000 acres) of land. This phase includes construction of scalable refining capacity.
·	Phase Two - establishes control over AFAI’s long-term feedstock needs through the implementation of a wide-scale planting and farming program of second-generation oil-rich crops. This will provide the Company with the ability to maintain stable production and control costs.
·	Phase Three – inclusion of third-generation feedstock for additional efficiencies and feedstock yield expansion. This includes consideration of alternate biofuel sources and/or technologies.

Table of Contents	-2-

To advance our implementation capabilities, AFAI has focused on the four critical components of biodiesel production: (a) ensuring reliable feedstock supply - through both wild feedstock and planting programs; (b) securing sources of independent crude biofuel extraction capability; (c) securing independent refining sources through identification of existing excess industry capacity while planning to develop Company-owned facilities; and (d) establishing sales and marketing directed at Costa Rican customers through off-take agreements that sell and distribute biodiesel to domestic Costa Rican markets.

The Company intends to develop a vertically integrated biofuel enterprise, whereby the feedstock is farmed and harvested, the oil is extracted and refined and the fuel is brought to market by the Company. This vertical approach eliminates costs and enables the Company to bring green oil to market at a competitive price.

Completion of Plant Trials

In 2013, AFAI announced that it had concluded its plant trials and secured the knowledge required to commercially farm Jatropha. This accomplishment was attained through three separate plant trials: the first in Tela, Honduras, the second in Tikal, Guatemala, and the final trial in Tempate, Costa Rica where AFAI maintained a pilot plantation of 40,000 Jatropha trees through December 31, 2013. These trees served as the foundation of the Company’s final round of plant trials, from which the knowledge needed to grow the crop to commercial yields has been successfully attained including crop inputs (water, fertilizer, pesticides), crop spacing, and the timing and scope of crop maintenance. Through the trials the Company has developed an operational manual that codifies the agricultural processes necessary to successfully grow and harvest commercial Jatropha.

Offtake Agreements

In an effort to demonstrate the market and validate that oil produced from Jatropha would have a market in Costa Rica, the Company implemented a limited sales effort, offering companies the right to purchase biodiesel fuel at a future date at a 3% discount to market prices (at the time of purchase). The Company successfully signed offtake agreements for more than 3,700,000 gallons of fuel from four different companies, 2,000,000 gallons, 1,000,000 gallons, 570,000 gallons and 190,000 respectively. These offtake agreements have a value exceeding $14,000,000 should the Company be able to produce and sell biofuel.

Wild Feedstock Program

Although the Jatropha plant begins bearing fruit in the first year, it requires three to four years to mature and provide maximum yield. During this time the costs associated with planting and maintaining the crop require that alternative feedstock be found and used to generate revenue. To this end, AFAI conceived of and structured a wild feedstock program. After conducting a satellite imaging survey of Costa Rica and identifying areas with large concentrations of wild Jatropha, Spiny Palm and Palm Real, the Company approached landowners and signed 150 contracts granting AFAI the rights to remove all wild feedstock from their property. The Company estimates the wild feedstock under contract represents approximately 2,000,000 gallons of fuel.

Project Jetropha

There is major interest in Jatropha based biofuels in the aviation sector, where studies have shown that Jatropha based fuel is better composed to meet the demands of high altitudes and low temperatures. There have been a number of test flights using Jatropha based fuels by Virgin Airways, KLM Airlines and others and the industry as a whole has established guidelines and research programs.

AFAI founded Project Jetropha (www.jetropha.com) in 2013 to bring an industry voice to small biofuel companies that have not traditionally been part of the industry dialogue. With the emergence of Project Jetropha AFAI has assumed a leadership role in representing the views and interests of independent Jatropha companies.

Table of Contents	-3-

Legal Recreational and Medical Marijuana

The Company began operations in the legal marijuana sector in January 2014. With the passing of the referendum that decriminalized recreational marijuana use in Colorado, AFAI began to apply its understanding of agronomy and its strategic competences to develop a business plan that would enable the Company to enter the legal marijuana sector. Following the successful introduction of legal recreational marijuana use in Colorado and Washington, the Company incorporated MJAI to operate as a grower, processor, distributor and/or retailer of legal recreational and/or medical marijuana in jurisdictions where it has been or is expected to be approved.

MJAI intends to seek licensing opportunities in states which have legalized recreational and/or medical marijuana use and join advocacy and lobbying efforts in select states where legalization is pending or is otherwise under consideration. The Company plans to establish a unified look and brand to its retail and grow operations and, where permitted by law, supply its retail dispensaries with marijuana it grows.

AFAI believes that through its subsidiary, MJAI, it has established the foundation for the operation of Medical Marijuana Facilities (“MMFs”) and Grow Facilities. In March 2014, the Company applied for and was awarded a license to operate a MMF in Oregon. MJAI is also seeking to become active in the movement to legalize medical marijuana use in the states of Florida and New York.

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

·	All operations are to be conducted based upon written legal opinions that rule as to the legality of the operations in accordance with state and local laws and regulations.
·	The Company will seek to operate in a vertically integrated manner (grow and sell) wherever permitted by law. In states where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.
·	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.
·	The Company plans to work with law enforcement and government officials to insure compliance with all regulations.

In addition to these immediate target states, activities, the Company intends to establish a presence in other states, such as New Jersey, Washington, Colorado, Illinois, Ohio, Texas, Louisiana and Arizona, by incorporating subsidiaries in those states, thereby positioning MJAI to meet residency requirements if and when recreational and/or medical marijuana use is legalized and licensing opportunities arise.

All operations are expected to be conducted through subsidiary entities formed in the state within which business activities are taking place.

Initial Oregon Medical Marijuana Footprint

Oregon recently legalized medical marijuana use, which is subject to significant state regulation. The Company also believes that Oregon may shortly legalize recreational marijuana uses, as Washington, its neighboring state, has recently done. In addition, to MMF license, the Company plans to apply for licenses to operate Grow Facilities. In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded a provisional license to operate an MMF in Portland, Oregon. Pursuant to consultation with Oregon based legal counsel, in order to comply with Oregon state residential and licensing requirements for MMF’s MJAI’s Oregon subsidiaries will operate in conjunction with local Oregon resident(s) who serve as the legally required Person Responsible for Facility (PRF).

Table of Contents	-4-

Florida Cannabis Industry Association

The state of Florida, MJAI’s home state, is set to have a voter referendum on legal medical marijuana November 2014 ballot. The Company has been actively monitoring events and has become active in the emerging cannabis sector in Florida. The Company should be well positioned if the referendum passes in helping to shape the legislation and obtain licenses to operate in Florida.

MJAI has established a firm position in the emerging Florida market through founding and sponsoring of the Florida Cannabis Industry Association. Judging from the experiences in other states, such as Colorado, Oregon and Nevada, the local Cannabis Industry Association is a leading force in the construction and passage of the legislation that decriminalizes marijuana and permits its legal cultivation, distribution, possession and sale for recreational and/or medicinal purposes. Through MJAI’s leadership efforts in the Florida Cannabis Industry Association, the Company expects to be well positioned as the highly coveted Florida market, if medical marijuana use is legalized.

New York Lobbyists

New York State also appears to be moving rapidly toward the legalization of medical marijuana use. The Company believes that New York, like Florida, represents an excellent opportunity for the Company to gain significant market share by helping shape legislation and being among the first to enter the market. The Company plans to retain lobbyists in New York to help draft the legal medical marijuana legislation and to secure ample licensing opportunities to MJAI. The Company intends to pursue a sponsorship of the New York Cannabis Industry Association.

Marketing and Sales

Advanced Biofuels

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

AFAI will be selling to a number of markets, in many cases with sales driven by regulation-mandated blending requirements or end-user environmental considerations. Among the markets to which the Company will be selling diesel fuel are:

•	Transportation (cars, truck fleets, bus fleets)
•	Aviation
•	Marine
•	Electricity generation.

Ultimately, AFAI plans to establish an in-house marketing and sales force

Legal Recreational and Medical Marijuana

The Company will market its legal marijuana as required in compliance with State law.

Table of Contents	-5-

Government Regulation

General

We are subject to general business regulations and laws, as well as regulations and laws directly applicable to our operations. As we continue to expand the scope of our operations, the application of existing laws and regulations could include matters such as pricing, advertising, consumer protection, quality of products, and intellectual property ownership. In addition, we will also be subject to new laws and regulations directly applicable to our activities.

Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, which could hinder or prevent the growth of our business.

Advanced Biofuels

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

Legal Recreational and Medical Marijuana

Federal, state and locals laws and regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws or allegations of such violations could disrupt MJAI’s planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. There can be no assurance that MJAI will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Competition

Advanced Biofuels

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

Legal Recreational and Medical Marijuana

The legal marijuana sector is rapidly growing and the Company anticipates significant competition in the operation of MMFs and Grow facilities. Many of these competitors will have far greater experience, more extensive industry contacts and greater financial resources than the Company.

Employees

As of the date of this Annual Report, the Company has two employees and contract personnel. Additional employees will be hired in the future as our business expands.

Table of Contents	-6-

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

RISKS RELATED TO OUR BUSINESS GENERALLY

We have a limited operating history with our current business.

The Company was incorporated in 1993 and has engaged in a number of businesses as both a private and as a publicly held company, including the online sale of specialty foods, online marketing and website development.

AFAI’s advanced biofuels business, which it has focused on since 2010, and the legal marijuana business, which the Company is seeking to now enter, are both in the development stage and have generated no revenues to date. They are subject to all the problems, expenses, difficulties, complications and delays encountered in establishing new businesses. The Company does not know if it will become commercially viable and ever generate significant revenues or operate at a profit.

The Company will require additional financing to become commercially viable.

Both of the Company’s business divisions are capital intensive. Since January 2010 through December 31, 2013the Company has raised approximately $2,107,400 through a series of private of debt and equity offerings and will require significant additional financing to commercially launch both its business divisions. The absence of adequate financing to date has delayed implementation of the Company’s business plan.

The Company incurred net losses of $417,090 and $523,658 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, we had a total stockholders' deficit of $1,313,820, a working capital deficiency of $1,316,641, limited working capital and are totally dependent on our ability to raise capital to fund operations. There can be no assurance that necessary additional financing will be available to the Company, on favorable terms or otherwise. Any such additional financing may dilute the interests of existing stockholders and purchasers of the Securities offered hereby. The reports of independent registered public accountants on our consolidated financial statements for the years ended December 31, 2013 and 2012, respectively, contain an explanatory paragraph with respect to the Company’s ability to continue as a going concern absent the receipt of additional financing.

We currently rely on certain key individuals, and the loss of one of these key individuals could have an adverse effect on the Company.

Our success in both our business divisions depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our growth and success. The loss of the services of such members of management could have a material adverse effect on our Company.

The Company’s success will be dependent in part upon its ability to attract qualified personnel and consultants.

The Company's success will be dependent in part upon its ability to attract qualified creative marketing, sales and development teams for both its biofuels and legal marijuana divisions. The inability to do so on favorable terms may harm the Company's proposed business.

Table of Contents	-7-

AFAI must effectively meet the challenges of managing expanding operations.

The Company's business plan anticipates that operations will undergo significant expansion in both its advanced biofuels and legal marijuana divisions. This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

RISKS RELATED TO OUR ADVANCED BIOFUELS DIVISION

The marketing and market acceptance of advanced biofuels may not be as rapid as AFAI expects.

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

AFAI’s advanced biofuels division is part of an emerging industry.

The Company’s advanced biofuels division is part of an emerging industry that has yet to fully define competitive, operational, financial and other parameters for successful operations. While the biofuels industry is now global, few companies have reached large scale production capacity. Additionally, new technologies and agricultural techniques, as well as new crops, may be introduced after the Company has substantially committed to less advantageous legacy processes and feedstock sources, leaving the Company to choose between the cost of upgrading and the continued use of obsolete processes and feedstock. By aggressively pursuing growth prior to other companies demonstrating where the pressure points of the industry lay, the Company may make errors, restricting some or all of its ability to perform in accordance with its expectations.

AFAI must secure sources of feedstock and the ability to process feedstock into biodiesel.

In order to achieve any level of success in its advanced biodiesel operations, AFAI will be required to secure a commercially reasonable level of feedstock to process into biodiesel as well as the infrastructure to convert feedstock into commercial grade biodiesel. There can be no assurance that the Company can achieve these goals on commercially reasonable terms, in which case its advanced biofuels business may be substantially harmed.

We have not undertaken any significant marketing efforts, and we have only limited marketing experience in the biodiesel fuel arena.

We have signed offtake agreements for 3,700,000 gallons annually. However, we are in the development stage, and we have only limited marketing experience in the biodiesel fuel arena. Accordingly, there is no assurance that any marketing strategy we develop can be successfully implemented or if implemented that it will result in significant sales of our planned advanced biofuel products.

AFAI will be subject to the risks involved in operating in Latin America.

The Company anticipates operating its advanced biofuels business throughout Latin America. Prior to entering a country, the Company will be tracking United States State Department advisories and news and analyst sources to determine if an unacceptable level of risk is evolving. Nonetheless, the region has had periods of political unrest and instability, and there is no assurance that the countries within which the Company sets up farms and operations will remain stable for the entire duration of the AFAI presence. Any changes in the political environment could result in losses to the Company.

Table of Contents	-8-

Our advanced biofuels division will be affected by changes in governmental regulation.

The biofuels industry is regulated by government policy, primarily as regards mandated usages, product production and product standards. There can be no assurance that we can comply with all applicable regulations. Countries in which we operate may elect not to enforce the regulations or may change the regulations in ways that adversely affect our business.

Our advanced biofuels division will be subject to the risks of foreign legal systems.

Our advanced biofuels division plans to conduct its operations in a number of different legal jurisdictions. The laws regulating our advanced biofuels business, the legal precautions required to protect the Company and its investors, and the compliance with local regulations will need to be conducted in conjunction with local attorneys. While the Company plans to ascertain the competency of its legal advisors in each country of operation, it can make no guarantee that the legal advice given will be accurate. Nor, can it be certain that the legal procedures followed by the Company on advice of legal counsel will indicate the best course of action.

Our advanced biofuels business will be affected by factors influencing the market for fuel products.

Price risk reflects the variability in supply and demand, as driven by geopolitics, business cycles and other factors. The price of fossil diesel fuel strongly affects the price that can be claimed for biofuel. A sharp decline in fossil diesel fuel prices would result in a mandatory drop in biofuel prices, regardless of the fixed production costs associated with the growing and production components of the business.

Our advanced biofuels business will be subject to other operating risks which may adversely affect the Company's financial condition.

Our planned operations will be subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:

•	breakdown of the equipment and processes that harvest feedstock that create fuel products;
•	labor disputes;
•	fluctuations in foreign exchange rates;
•	imposition of new government regulations;
•	sabotage by operational personnel;
•	cost overruns; and
•	fire, flood, or other acts of God.

Our advanced biofuels division will likely face significant competition.

The markets for biofuels are energy generation and transportation, which are highly competitive. Our biofuels division will likely face significant competition from other biofuel companies as well as from more traditional energy and fuel companies that may enter the biofuel market. Some of these competitors or potential competitors have greater experience, more extensive industry contacts and greater financial resources than the Company. There can be no assurance that the Company can effectively compete.

RISKS RELATED TO OUR LEGAL MARIJUANA DIVISION

The legal recreational and/or medical marijuana industry is a new and emerging, and the Company will be subject to various risks arising therefrom.

Table of Contents	-9-

The Company intends to implement an aggressive plan of growth to enter the legal recreational and medical marijuana industry. The legal marijuana industry is new and emerging, and has yet to fully define competitive, operational, financial and other parameters for successful operations. By pursuing a growth strategy to enter a new and emerging industry, the Company’s operations may be adversely impacted as the industry’s competitive, operational, financial and other parameters take shape. Given the fluidity of the industry, the Company may make errors in implementing its business plan, thereby limiting some or all of its ability to perform in accordance with its expectations.

Marijuana remains illegal in the United States under federal law.

Notwithstanding its legalization for recreational and/or medical use by a number of states, the growing, transport, possession or selling of marijuana continues to be illegal under federal law. Although the Obama administration has made a policy decision to allow implementation of state laws legalizing recreational and/or medical marijuana use and not to federally prosecute anyone operating under state law, that policy could change at any time, which might render MJAI’s planned operations illegal and adversely affecting AFAI’s business, financial condition and results of operations.

The successful operation of MJAI’s planned business will depend in part upon the supply of marijuana and marijuana infused products from third party, non-affiliated suppliers and any interruption in that supply could significantly harm our business, financial condition and results of operations.

In certain states within which MJAI expects to operate, the supply of marijuana and marijuana infused products must by law be provided by third-party, non- affiliated suppliers. The failure of these suppliers to provide us with sufficient quantities or the proper quality of marijuana and marijuana infused products could damage the Company’s reputation and significantly harm our business, financial condition and results of operations. Cause a loss of revenues.

Our business could be adversely affected by increased competition.

The legal marijuana industry is in its early stages and is attracting significant attention from both small and large entrants into the industry. MJAI expects to encounter significant competition as it implements its business strategy. The ability of MJAI to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could adversely affect our business, financial condition and results of operations.

We cannot predict the impact that changes in existing governmental regulation or the implementation of future governmental regulation of the legal marijuana industry will have on our business.

Federal, state and locals laws and regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws or allegations of such violations could disrupt MJAI’s planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. There can be no assurance that MJAI will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

RISKS RELATED TO OUR PUBLIC COMPANY STATUS, OUR COMMON STOCK AND THE OFFERING

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Table of Contents	-10-

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identity other deficiencies that we may not be able to timely remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”). Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

The Certificate or Articles of Incorporation and Bylaws of AFAI provide for indemnification of directors and officers at our the expense of the respective corporation and limit their liability that may result in a major cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers.

The Certificate or Articles of Incorporation and Bylaws of AFAI provide for the indemnification of officers and directors. The Company has been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The market for the AFAI Shares is extremely limited and sporadic..

AFAI’s common stock is quoted on the OTC Bulletin Board (OTCBB). The market AFAI’s common stock is extremely limited and sporadic. Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of AFAI’s common stock for reasons unrelated to operating performance. Moreover, the OTCBB is not a stock exchange, and trading of securities in the OTCBB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like the New York Stock Exchange.

AFAI’s common stock is a penny stock. Trading of AFAI’s common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

Table of Contents	-11-

AFAI’s common stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. AFAI’s common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, AFAI’s common stock.

In addition to the penny stock rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require when recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy AFAI’s common stock, which may limit investor ability to buy and sell AFAI’s common stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact AFAI’s common stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

·	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The board of directors of AFAI has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect common stockholder voting power and rights upon liquidation.

AFAI’s Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Table of Contents	-12-

The ability of our principal stockholders, including our CEO, to control our business may limit or eliminate minority stockholders' ability to influence corporate affairs.

The CEO of AFAI and the principal holder of AFAI’s common stock, have approximately 51% voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

AFAI has not paid cash dividends on their shares of common stock, and does not expect to pay cash dividends on its common stock at any time in the foreseeable future. The future payment of dividends depends upon future earnings, capital requirements, financial requirements and other factors that the companies’ boards of directors will consider. Since they do not anticipate paying cash dividends on the common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of the common stock.

The conversion of AFAI’s outstanding preferred stock and convertible debt would result in the issuance of 45,614,690 shares of AFAI’s commons stock. Accordingly such market overhang could adversely impact the market price of the common stock.

AFAI has 55,120 shares of Series C Convertible Preferred Stock outstanding, 50,000 of which are held by our CEO. Additionally, AFAI has $500K of Convertible Notes outstanding held by our principal stockholder which are convertible into 50,000 shares of Series C Convertible Stock. These preferred shares and convertible promissory notes can be converted into 45,614,690 shares of AFAI common stock. Such market overhang could adversely impact the market price of AFAI’s common stock as a result of the dilution which would result if such securities were converted into shares of AFAI common stock.

Future sales of shares of AFAI common stock pursuant to Rule 144 under the Securities Act could adversely affect the market price of AFAI’s common stock.

AFAI currently has approximately 53,583,000 outstanding shares of its common stock which were issued pursuant to exemptions from registration under the Securities Act and applicable state securities laws, but which are now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws. The potential of such sales could adversely affect the market price of AFAI’s common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested-director transactions, conflicts of interest and similar matters.

Sarbanes-Oxley as well as rule changes proposed and enacted by the SEC, the NYSE/AMEX and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not currently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures.

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

Table of Contents	-13-

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley. The enactment of Sarbanes-Oxley has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 2. Properties.

We do not own any real property. We Company moved offices and signed a new lease in March 2014 and now maintains office space at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida 33301, pursuant to the terms of a commercial office lease providing for rental payments of $2,544 per month. The term of the office lease expires on March 18, 2016.

ITEM 3. Legal Proceedings.

Currently there are no legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

ITEM 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	-14-

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Extremely Limited Market for Common Stock.

Our common stock is currently traded on the OTCQB under the symbol “AFAI”. Such market is extremely limited. We can provide no assurance that our shares will be traded on the OTC Bulletin Board or another exchange, or if traded, that the current public market will be sustainable.

The following table sets forth the range of high and low bid quotations, obtained from www.mytrack.com , for our common stock as reported each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter ended	High	Low

March 31, 2012	$—	$—
June 30, 2012	$—	$—
September 30, 2012	$1.01	$0.20
December 31, 2012	$0.45	$0.20

March 31, 2013	$—	$—
June 30, 2013	$0.45	$0.10
September 30, 2013	$0.15	$0.05
December 31, 2013	$0.22	$0.04

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

Table of Contents	-15-

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock.

As of December 31, 2013 we had 483 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

At December 31, 2013, we had 2,500,000 shares of common stock reserved for issuance under our 2011 Incentive Stock Plan. No options or awards were granted thereunder as of such date. On January 4, 2014 there were awards granted for a total of 2,400,000 shares to consultants; for more information see subsequent events.

ITEM 6. Selected Financial Data.

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We had no revenue for the years ended December 31, 2013 and 2012. Accordingly, management believes the most informative discussion is to present expenses and comment thereon.

	2013		2012
Operating expenses:
Selling, general and administrative	$281,548	82.3%	$859,131	95.0%
Interest	60,540	17.7%	45,192	5.0%
Total operating expenses	$342,088	100.0%	$904,323	100.0%

Year ended December 31, 2013 compared to year ended December 31, 2012.

Total operating expenses declined approximately $562,000 in 2013 as compared to 2012. As noted elsewhere, we have been operating at extremely low levels of liquidity since April 2011. This affected both our ability to raise capital and also necessitated close attention to expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $577,583 in 2013 compared to 2012. The primary components of the decrease result from a substantial decrease (approximately $451,000) in both the number of consultants and management professional as well as their fees.

Interest expense

The increase in interest expense is the result of increased debt principal and interest in 2013 compared to 2012.

Liquidity and Capital Resources

Since January 2010, the Company has raised a total of $2,357,400, including $250,000 in the first quarter of 2014, in a series of private placements of debt and equity securities. Management recognizes the Company’s current financial difficulties that, at December 31, 2013, include a working capital deficiency of $1,316,641 and no cash. However, management believes that its Plan of Operations is strong. This plan recognizes the Company’s need to generate working capital to successfully develop its operations towards the goal of becoming a seed-to-pump biofuels company and successfully operating its legal recreational and medical marijuana subsidiary. Management actions already taken and future plans include:

Table of Contents	-16-

·	Immediate cash conservation measures as management and certain consultants agreed effective January 1, 2013 to take no compensation until such time as funds are available.
·	Reduction of costs associated with the trial farm in Tempate, Costa Rica upon completion of plant trials.
·	The creation of Special Purpose Vehicles/Entities with which to generate capital for use in a geographic region.
·	Entry into alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s Plan of Operations.
·	Other business transactions to assure continuation of the Company’s development and operations.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Table of Contents	-17-

ITEM 8. Financial Statements and Supplementary Data.

ALTERNATIVE FUELS AMERICAS, INC.,

A Development Stage Company

Table of Contents	-18-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alternative Fuels Americas, Inc

We have audited the accompanying consolidated balance sheets of Alternative Fuels Americas, Inc as of December 31, 2013 and 2012, and the related consolidated statements of operations, statement of changes in net capital deficiency, and cash flows for each of the years in the two year period ended December 31, 2013. Alternative Fuels Americas, Inc’s management is responsible for these statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Fuels Americas Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

De Meo, Young, McGrath

De Meo, Young, McGrath

A Goldstein, Schechter, Koch, P.A. Company

Fort Lauderdale, Florida

April 14, 2014

Table of Contents	-19-

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012

ASSETS
Current assets:
Cash	$185	$—
Total current assets	185	—
Property and equipment, net:
Furniture and equipment	13,951	12,829
Less accumulated depreciation	11,130	6,094
Net property and equipment	2,821	6,735
Other assets	—	160,000
	$3,006	$166,735
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$514,926	$301,167
Installment agreement due within one year	5,000	60,000
Notes Payable	796,900	672,800
Total current liabilities	1,316,826	1,033,967
Installment agreement due after one year	—	57,498
Total liabilities	1,316,826	1,091,465
Commitments and contingencies
Net capital deficiency:
Convertible preferred stock - Series C, $.001 par value; 10,000,000 shares authorized, 55,120 and 55,120 shares issued at December 31, 2013 and December 31, 2012, respectively	55	55
Common stock, $.001 par value; 250,000,000 shares authorized; 68,449,325 and 68,049,325 Shares issued and outstanding on December 31, 2013 and December 31, 2012, respectively	68,449	68,049
Additional paid-in capital	2,956,948	2,929,348
Deficit accumulated during the development stage	(4,339,272)	(3,922,182)
Net capital deficiency	(1,313,820)	(924,730)
	$3,006	$166,735

See accompanying notes to consolidated financial statements.

Table of Contents	-20-

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2013 and 2012 and
For the period from inception to December 31, 2013

	2013	2012	Period from inception to December 31, 2013
Revenue:
Sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Operating expenses:
Selling, general and administrative	281,548	859,131	4,349,430
Interest	60,540	45,192	486,816
Total operating expenses	342,088	904,323	4,836,246
Gain from derecognition of stale liabilities	—	380,665	380,665
Loss from obligation settlement	(75,002)	—	(75,002)
Gain on settlement of accounts payable	—	—	191,311
Net loss	$417,090	$523,658	$4,339,272
Net loss per common share - basic and diluted	$0.01	$0.01
Weighted average number of shares of common stock outstanding	68,882,197	64,882,197

See accompanying notes to consolidated financial statements.

Table of Contents	-21-

Alternative Fuels Americas,Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Net Capital Deficiency
From Inception to December 31, 2013

	Common stock		Preferred stock - Class C
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance at January 1, 2008	499,367	$499	—	$—	$—	$(1,070,831)	$(1,070,332)
Net loss	—	—	—	—	—	(287,500)	(287,500)
Balance at December 31, 2008	499,367	499	—	—	—	(1,358,331)	(1,357,832)
Net loss	—	—	—	—	—	(307,000)	(307,000)
Balance at December 31, 2009	499,367	499	—	—	—	(1,665,331)	(1,664,832)
Shares issued in connection with NetSpace merger	6,567,247	6,567	100,000	100	(100)	—	6,567
Issuance of common stock for cash	5,570,000	5,570	—	—	566,940	—	572,510
Issuance of common stock to settle accounts payable	86,890	87	—	—	8,602	—	8,689
Net loss	—	—	—	—	—	(371,908)	(371,908)
Balance at December 31, 2010	12,723,504	12,723	100,000	100	575,442	(2,037,239)	(1,448,974)
Issuance of common stock for cash	5,079,294	5,080	—	—	638,885		643,965
Issuance of common stock for services	3,570,000	3,570	—	—	115,430		119,000
Conversion of convertible note payable and related accrued interest	43,333,333	43,333	—	—	965,250		1,008,583
Net loss	—	—	—	—	—	(1,361,285)	(1,361,285)
Balance at December 31, 2011	64,706,131	64,706	100,000	100	2,295,007	(3,398,524)	(1,038,711)
Return of preferred shares	—	—	(44,880)	(45)	45	—	—
Issuance of common stock for services	3,343,194	3,343	—	—	634,296	—	637,639
Net loss	—	—	—	—	—	(523,658)	(523,658)
Balance at December 31, 2012	68,049,325	$68,049	55,120	$55	$2,929,348	$(3,922,182)	$(924,730)
Issuance of common stock for cash	200,000	200	—	$—	9,800	$—	10,000
Conversion of note payable	200,000	200	—	$—	17,800	$—	18,000
Net loss	—	—	—	—	—	(417,090)	(417,090)
Balance at December 31, 2013	68,449,325	$68,449	55,120	$55	$2,956,948	$(4,339,272)	$(1,313,820)

See accompanying notes to consolidated financial statements.

Table of Contents	-22-

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012 and
For the period from inception to December 31, 2013

	2013	2012	Period from inception to December 31, 2013

Cash flows from operating activities:
Net loss	$(417,090)	$(523,658)	$(4,339,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,035	4,276	11,811
Gain on derecognition of stale liabilities and settlement of accounts payable	—	(380,665)	(571,976)
Equity-based compensation	—	30,000	149,000
Merger-related costs	—	—	6,567
Loss from obligation settlement	75,002	—	75,002
Changes in assets and liabilities:
Accounts payable and accrued expenses	213,759	489,159	1,602,778
Net cash used in operating activities	(123,294)	(380,888)	(3,066,090)
Cash flows from investing activities:
Purchase of property and equipment	(1,121)	0	(18,764)
Proceeds from equipment disposal	—	4,131	4,131
Net cash provided by (used in) investing activities	(1,121)	4,131	(14,633)
Cash flows from financing activities:
Proceeds from convertible promissory notes	—	0	650,000
Payments against installment payable	(27,500)	(31,185)	(70,002)
Proceeds from stockholder loans	124,100	382750	803,900
Proceeds from sale of common stock	28,000	0	1,697,010
Net cash provided by financing activities	124,600	351,565	3,080,908
Net decrease in cash	185	(25,192)	185
Cash at beginning of period	—	25,192	—
Cash at end of period	$185	$—	$185
Supplemental cash flow information:
Value of common shares issued for settlement of accounts payable	$—	$—	8,689
Value of common shares issued for payment of liabilities accrued for services	$—	607,639	607,639
Value of common shares issued for conversion of convertible promissory notes ($650,000) and accrued interest ($358,583)	$—	$—	1,008,583
Value of common shares issued in merger	$—	$—	6,567

See accompanying notes to consolidated financial statements.

Table of Contents	-23-

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

The Company has three wholly-owned subsidiaries, Alternative Fuels Americas, Inc. (a Florida corporation), Alternative Fuels Costa Rica AFA-CR, LTDA, located in Costa Rica, and as of 2014, Marijuana Holdings Americas, Inc. (a Florida corporation).

Nature of the business

The Company intends to be a “seed–to-pump” biofuels company. Operations will be in Latin America and will include growing plants suitable for conversion into biofuels, extraction of crude oil from plant matter, refining the crude oil into international grade biodiesel, and selling the refined oil to end users in countries where the oil is produced.

Additionally, the Company operates a subsidiary, Marijuana Holdings Americas, Inc., a Florida corporation, that intends to pursue medical and/or recreational licenses for the growing, processing and/or sale of marijuana in jurisdictions where it is legal and permissible under local laws. The subsidiary was formed in March 2014, subsequent to year end.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the year ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $417,090 for the year ended December 31, 2013 and $523,658 for the year ended December 31, 2012. At December 31, 2013 the Company has a working capital deficiency of $1,316,641 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Table of Contents	-24-

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

·	the creation of Special Purpose Vehicles/Entities for biofuels development with which to generate capital for use in a geographic region,
·	the sale of additional equity and debt securities,
·	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
·	other business transactions to assure continuation of the Company’s development and operations,
·	development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

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

The carrying amount of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximates fair value at December 31, 2013 and December 31, 2012.

Property and equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred, and major renovations or improvements are capitalized.

Table of Contents	-25-

Long-lived assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. In 2014 the Company terminated its agreement to purchase 40,000 Jatropha trees and will not be acquiring the trees or retaining those trees already purchased.

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

Reclassifications

Certain amounts in 2012 and for the period from inception through December 31, 2013 were reclassified to conform to the 2013 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

NOTE 4 – DEBT

	December 31, 2013	December 31, 2012

Loan payable - stockholder, 8%, due on demand, unsecured	$737,100	$647,800
Loan payable- Stockholder, due on Nov 1,2014, unsecured (2)	$10,000
Loan payable- Stockholder, unsecured (3)	$24,800
Convertible note - stockholder, 10%, due April 30, 2013,unsecured (1)	25,000	25,000
	$796,900	$672,800

Table of Contents	-26-

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.
(2)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI hereby extends to Payee an option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life. On October 31, 2013 the maturity date of the note was extended to November 31, 2014 with four quarterly payments of $2500.00 due March 31, 2014, June 30, 2014, September 30, 2014 and November 30, 2014. Additionally, the option was surrendered to the company in exchange for 100,000 shares of AFAI stock as full payment for all interest due through November 30, 2014.
(3)	In 3rd Qtr of 2013 a stockholder of the company agree to loan the company up to $25,000 for expenses on an as needed, non-interest bearing basis.

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

The Company used a Level 3 fair value measurement to determine fair value, which are significant unobservable inputs as defined in ASC 820, previously SFAS No. 157 “Fair Value Measurements”. The 2011 shares were issued with a twelve-month right of rescission by the Company which resulted in discounts to the then market value of the common stock in of 75%. The 2012 shares were discounted 56% to market to reflect marketability and minority interest discounts. The then market value of the stock was determined by using the value of shares being sold under the Company’s private placement in 2011 and with respect to trading on the OTCC BB in 2012.

NOTE 6 – LEASES

The Company is obligated under operating lease agreements for its corporate office in Fort Lauderdale, which expires March 2016. The Company concluded an agreement in March 2014 terminating its obligations for leases held for land in Tempate, Costa Rica. The Company concluded the term of its lease agreement for offices maintained in Hollywood, Florida as of April, 2014.

Table of Contents	-27-

Minimum future lease commitments are:

Year ended December 31:

2014	22,896
2015	30,528
2016	10,176

Total future minimum rental payments	$63,600

Rent expense was $17,900 and $17,838 for the years ended December 31, 2013 and 2012, respectively.

NOTE 7 – STOCK OPTION PLAN

In 2011 the Company’s board of directors approved the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. No awards are outstanding at December 31, 2013.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has agreements covering its management personnel (See Note 11). Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s largest shareholder has from time to time provided unsecured loans to the Company which are due on demand and bear interest at 8%. At December 31, 2013 the aggregate amount of the loans was $737,100, and accrued but unpaid interest amounted to $103,895. See Note 4.

NOTE 9 – INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2013	2012

Tax loss carryforward	$1,509,625	$1,169,000
Valuation allowance	(1,509,625)	(1,169,000)
	$—	$—

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The Company has net operating loss carryforwards of approximately $4,264,300 at December 31, 2013 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

None.

Table of Contents	-28-

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

In the first quarter of 2014, the raised $250,000 from a Cayman Islands based investment fund from the sale of 2,500,000 shares of restricted common stock of AFAI and 2,500,000 shares of restricted stock in the Company’s newly-formed subsidiary, Marijuana Holdings Americas, Inc.

The Company has signed a new lease for office space. The two year lease requires the Company pay a monthly rental fee of $2,544. The new offices are located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida 33301.

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955 which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2,2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no interest until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The remaining $250,000 is not convertible.

The Company has issued 2,400,000 common shares to consultants under its Employee Stock Incentive Plan.

The Company formed a subsidiary in March 2014 named Marijuana Holdings Americas, Inc. The subsidiary, through local Oregon subsidiaries, filed for two Medical Marijuana Facility licenses on March 3, 2014 in Oregon. The Company has received notification of provisional approval for one license. The subsidiaries formed are called MJAI Oregon 1 and MJAI Oregon 2.

On March 28, 2014, the Company satisfied the installment agreement that was collateralized by the Jatropha trees in Costa Rica. Part of the satisfaction was the return of the trees and payment of $6,500 of which $5,000 was payment on the installment agreement. The Company was also released from any further obligation under the lease. The Company reflected the transaction in the operations for the year ended December 31, 2013 as loss in obligation settlement of $75,002.

Table of Contents	-29-

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

As of December 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Table of Contents	-30-

Changes in Internal Control over Financial Reporting

In April 2013 we engaged Ronen Ben Harush as our Chief Financial Officer. We anticipate that this will strengthen our internal controls. Otherwise, there was no change in our internal controls or in other factors that could affect these controls during the year ended December 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information

None.

Table of Contents	-31-

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	53	Chairman of the Board, President, Chief Executive Officer, Director
Dr. Samuel Stern	64	Chief Operating Officer
Ronen Ben Harush	44	Chief Financial Officer
Carrie Schwarz	53	Director
Jordi Arimany	36	Director

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

Ronen Ben Harush is a seasoned finance executive and has served as chief accountant for ORB CPA. Mr. Ben Harush serves a wide range of clients in a broad spectrum of industries including textiles, pharmaceuticals, jewelry, hospitality, security, real estate, insurance, healthcare and high technology. His expertise in organizing accounting and establishing procedure for public compliance, as well as interfacing with auditors, enriches AFAI and provides the Company with oversight and structure. Ronen earned his degree in accounting and economics from Ruppin Academy in Netanya, Israel.

Table of Contents	-32-

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

Table of Contents	-33-

ITEM 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for our last two completed fiscal years for all services rendered to us. No other executive officer was paid in excess of $100,000 during any such fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Craig Frank, CEO/President (1)	2013	$—	$—	$—	$—	$—	$—	$90,000	$90,000
	2012	—	—	—	—	—	—	180,000	180,000
Samuel Stern, COO (2)	2013	—	—	—	—	—	—	60,000	60,000
Ronen Ben Harush, CFO (3)	2013	—	—	—	—	—	—	10,500	10,500

(1) Mr. Frank's compensation was paid as follows:

2013 - $7,500 accrued monthly salary

2012 - $145,000 through issuance of common stock and $35,000 accrued for payment in a future period.

(2) Mr. Stern's compensation was paid as follows: $5,000 in accrued monthly salary

(3) Mr. Ben Harush’s compensation was paid as follows: $3,500 in accrued salary per quarter.

Mr. Frank's compensation was paid to Tudog International Consulting, Inc., of which Mr. Frank is the Chairman and a principal.

Mr. Frank has been awarded preferred shares in the Company’s subsidiary, Marijuana Holdings Americas, Inc., that, upon conversion represent 15% of the total outstanding common shares.

Employment and Consulting Agreements

The Company is currently not a party to any employment agreement with its executive officers. The Company has consulting agreements with Tudog International Consulting, of which firm Mr. Frank is Chairman and a Principal, for the services of Mr. Frank as CEO.

Outstanding Equity Awards at Fiscal Year-End

NONE.

Compensation of Directors Table

The table below summarizes all compensation paid to our nonemployee directors for 2013.

Director Compensation
Name	Fees Earmed or Paid in Cash	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Carrie Schwarz	—	10,000	—	—	—	—	10,000
Jordi Arimany	—	10,000	—	—	—	—	10,000

Table of Contents	-34-

Narrative Disclosure to the Director Compensation Table

Our nonemployee directors are compensated with common stock. All such directors received 100,000 shares of common stock for their service.

2011 Incentive Stock Plan

Our 2011 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. No awards are outstanding at December 31, 2013.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executives officers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of April 2014.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares
Directors and executive officers:
Craig Frank, Hollywood, FL (1)	2,350,144	3.43%
Samuel Stern, Hollywood, FL	3,748,234	5.10%
Carrie Schwarz, Hollywood, FL *	412,500	0.60%
Jordi Arimany, Hollywood, FL *	337,500	0.50%

All directors and executive officers, as a group (four)	5,848,378	8.53%
Other 5% or greater stockholders:
Ilan Sarid, Westmont, Quebec	25,966,833	37.95%

* Less than 1%

(1) Includes shares beneficially owned by Tudog International Consulting and Drora Frank.

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

Securities Authorized for Issuance under Equity Compensation Plans

On December 31, 2012 we had 2,500,000 shares of common stock reserved for issuance under our 2011 Incentive Stock Plan. No options or awards were granted thereunder as of such date.

Table of Contents	-35-

ITEM 13. Certain Relationships and Related Transactions.

Related Party Transactions

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103, 895 accrued interest, with interest accruing at 10%. On January 2,2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no interest until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The remaining $250,000 is not convertible.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The following is a summary of the fees billed to us by De Meo, Young and McGrath for professional services rendered for the years ended December 31, 2013 and 2012, respectively.

	2013	2012

Audit fees	$23,000	$28,773
Audit-related fees	—	2,067
Tax fees	—	—
All other fees	—	—
	$23,000	$30,840

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

Table of Contents	-36-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:
·	Report of Independent Registered Public Accountants
·	Consolidated Balance Sheets at December 31, 2011 and 2012
·	Consolidated Statements of Operations for the years ended December 31, 2011 and 2012
·	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2011 and 2012
·	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2012
·	Notes to the Consolidated Financial Statements.
2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.
3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
b)	Exhibits
Description
3.1	Certificate of Incorporation, as amended
10.1	2011 Stock Incentive Plan +
10.2	Agrarian Parcel Lease Agreement by and between Agr Unito S.A. and Alternative Fuels Americas, Inc.
10.3	Lease Agreement and Sale of Plantation by and between Registrant and Tempate S.A.
10.4	Form of 8% Convertible Promissory Note
10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.6	Office Lease for premises located at 2131 Hollywood Boulevard, Suite 401, Hollywood, Florida 33020
10.7	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid
10.8	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.9	Amendment to Consulting Agreement between Registration and The Tudog Group + *
23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants *
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

+	Management compensation arrangement.
*	Filed herewith.
Table of Contents	-37-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2014

Alternative Fuels Americas, Inc.

By:	/s/ Craig Frank
Name: Craig Frank
Title: Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive)

By:	/s/ Ronen Ben Harush
Name: Ronan Ben Harush
Title: Chief Financial Officer (Principal Financial Executive)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie Schwarz	Director	April 15, 2014
Carrie Schwarz

/s/ Jordi Arimany	Director	April 15, 2014
Jordi Arimany

By: /s/ Craig Frank

Title: Craig Frank, Chairman of the Board, President,

Chief Executive Officer and Director (Principal Executive)

By: /s/ Ronen Ben Harush

Name: Ronen Ben Harush

Title: Chief Financial Officer (Principal Financial Executive)

Table of Contents	-38-