Form 10-Q
period 2014-03-31
Alternative Fuels Americas, Inc.
filed 2014-05-28
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

__________to __________

Commission File No.:     333-177532

ALTERNATIVE FUELS AMERICAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 S. Andrews Avenue

Suite 209

Ft. Lauderdale, Florida 33301

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

Yes [ ] No [x]

As of May 18, 2014, the Issuer had 71,009,325 shares of its common stock outstanding

ALERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2014	2013
Current assets:
Cash	$111,954	$ 185 185
Total current assets	111,954	185

Prepaid Expenses	7,632	—
Receivable from third party	11,000	—
Property and equipment, net:	8,283	2,821
Security Deposit	3,000	—

Total Assets	$141,869	$3,006

LIABILITIES AND NET STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$458,359	$514,926
Current Portion of Installment Agreement	—	5,000
Current Portion Loans Payable - Stockholders	47,300	796,900
Total current liabilities	505,659	1,316,826

Loan Payable - Stockholders	750,000	—
	750,000	—
Total Liabilities	1,255,659	1,316,826

Stockholders' deficit
Convertible preferred stock - Series C, $.001 par value; 10,000,000 shares authorized,
55,120 and 55,120 shares issued at March 31, 2013 and December 31, 2012 respectively	55	55
Common stock, $.001 par value; 250,000,000 shares authorized; 68,494,325 and 70,949,325
shares issued and outstanding at March 31, 2014 and December 31, 2013 , respectively	70,949	68,449
Additional paid-in capital	3,204,448	2,956,948
Deficit accumulated during the development stage	(4,365,908)	(4,339,272)
Non-Controlling Interest	(23,334)
Net Stockholders' Deficit	(1,113,790)	(1,313,820)
Total Liabilities and Net Capital Deficiency	$141,869	$3,006

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Contents	1

Alternative Fuels Americas, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
			Period from May 11,
	Three months ended March 31,		2007 (inception) to
	2014 2014	2013 2013	March 31, 2014
Revenue:
Sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—

Selling, general and administrative
Professional Fees	99,670	16,275	879,773
Salaries & Wages	—	4,065	85,105
Other	62,048	15,547	3,546,269
Loss from Operations	161,718	35,887	4,511,147

Other Income (Expenses)	90,995	—	471,660
Forgiveness of Debts	21,369	—	21,369
Loss from obligation settlement	—	—	(75,002)
Gain on settlement of accounts payable	—	—	191,311
Interest	(616)	(14,164)	(487,432)

Loss before Income tax	(49,970)	(50,051)	(4,389,241)
Income Tax	—	—	—
Net Loss	(49,970)	(50,051)	(4,389,241)
Net Loss Attribute to non-controlling interest	(23,334)	—	(23,334)
Net loss attributed to Alternative Fuels Americas, Inc.	$(26,636)	$(50,050)	$(4,365,907)
Basic and Diluted loss per share	$(0.00)	$(0.00)
Weighted shares of common stock outstanding	70,949,325	68,049,325

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Contents	2

Alternative Fuels America, Inc. Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,		Period from May, 11 2007 (Inception) to
	2014	2013	March 31, 2014
Cash flows from operating activities: Net loss	$(49,970)	$(50,051)	$(4,389,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	373	1,259	12,184
Gain from derecognition of sale liabilities	—	—	(571,976)
Gain from restructure Stockholder Loan	(92,364)	(92,364)
Equity-based compensation	—	—	149,000
Loss from obligation settlement	—	—	75,002
Merger-related costs	—	—	6,567
Changes in assets and liabilities:
Other assets	(21,632)	—	(21,632)
Accounts payable and accrued expenses	48,697	(5,991)	1,651,475
Net cash used in operating activities	(114,896)	(54,783)	(3,180,986)
Cash flows from investing activities:
Proceeds from Equipment disposal	(5,835)	—	4,131
Purchase of property and equipment	(5,835)	—	(24,599)
Net cash used in investing activities	(5,835)	—	(20,468)
Cash flows from financing activities:
Proceeds from convertible promissory notes	—	18,000	650,000
Payments against installment agreement	(5,000)	(10,000)	(75,002)
Payments to stock holder loan	(12,500)	—	(12,500)
Proceeds from stockholder loans	—	54,000	803,900
Proceeds from sale of common stock	250,000	—	1,947,010
Net cash provided by financing activities	232,500	62,000	3,313,408
Net increase (decrease) in cash	111,769	7,217	111,954
Cash at beginning of period	185	—	—
Cash at end of period	$111,954	$7,217	$111,954
Supplemental cash flow information :
Value of common shares issued for settlement of accounts payable	$—	$—	$8,689
Value of common shares issued for payment of services	$—	$—	$607,639
Value of common shares issued for conversion of convertible promissory notes ($650,000) and accrued interest ($358,583)	$—	$—	$1,008,583
Value of common shares issued in merger	$—	$—	$6,567
Value of convertible preferred shares of subsidiary issued	$—	$—	$ _ -
Value of convertible preferred shares of subsidiary issued	$96,000	$—	$96,000

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Contents	3

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

The Company has three subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) and Alternative Fuels Costa Rica AFA-CR, LTDA (located in Costa Rica) which are both wholly-owned, and as of 2014, Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary.

Nature of the Business

The Company intends to be a “seed–to-pump” biofuels company. Operations will be in Latin America and will include growing plants suitable for conversion into biofuels, extraction of crude oil from plant matter, refining the crude oil into international grade biodiesel, and selling the refined oil to end users in countries where the oil is produced.

Additionally, the Company operates a subsidiary, Marijuana Holdings Americas, Inc., a Florida corporation, that intends to pursue medical and/or recreational licenses for the growing, processing and/or sale of marijuana in jurisdictions where it is legal and permissible under local laws. The subsidiary was formed in March 2014.

In March 2014 Marijuana Holdings Americas, Inc. (through local Oregon subsidiaries) began the application process to obtain licenses to operate medical marijuana dispensaries in Oregon. On March 21, 2014 the Company received notice from the Oregon Health Authority that MJAI Oregon 1 had been granted provisional licensing approval to operate their first Medical Marijuana Dispensary in Portland, Oregon.

Risks

The Company has been operating with extremely limited available cash and desperately needs additional sources of financing. See Note 2 and Note 10. If such financing is not obtained, the Company may have to curtail its operations.

The Company is subject to all the risks inherent in an early stage company operating in the biodiesel industry and has numerous competitors globally. These competitors may have more substantial resources and be able to succeed in manufacturing products faster than those that are contemplated by the Company’s plan of operations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, primarily in other parts of the world. Reference is also made to the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three months ended March 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $417,090 for the year ended December 31, 2013 and $49,971 for the three months ended March 31, 2014. At March 31, 2014 the Company has a working capital deficiency of $ 1,143,705 and is totally dependent on its ability to raise capital. The Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Table of Contents	4

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities to become a seed to pump Biofuels Company. Management plans include

•	The creation of Special Purpose Vehicles/Entities with which to generate capital for use in a geographic region;
•	the sale of additional equity and debt securities;
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan;
•	other business transactions to assure continuation of the Company’s development and operations; and, development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013 filed with the SEC on April 22, 2014.

The information presented as of March 31, 2014 and for the three months ended March 31, 2014 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, the condensed consolidated results of its operations for the three months ended March 31, 2014 and 2013, and its condensed consolidated changes in net capital deficiency and cash flows for the three months ended March 31, 2013. These results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.

Table of Contents	5

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes and measurement framework and expands disclosures about fair value measurements.

The carrying amount of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximates fair value at December 31, 2013 and March 31, 2014.

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

Earnings Per Share

In accordance with ASC 260, Earnings per Share, the Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed if the Company has net income; otherwise it would be antidilutive, and would result from the conversion of a convertible note

Income Taxes

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

Re-Classifications

Certain amounts in 2013 were reclassified to conform to the 2014 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

Table of Contents	6

NOTE 4 – DEBT AND INSTALLMENT AGREEMENT	March 31, 2014	December 31, 2013
Loan payable - stockholder, 8%, due on demand, unsecured(4)	$750,000	$737,100
Loan payable- Stockholder, due on Nov 1,2014, unsecured (2)	7,500	10,000
Loan payable- Stockholder, unsecured (3)	14,800	24,800
Convertible note - stockholder, 10%, due April 30, 2013,unsecured (1)	25,000	25,000
	$797,300	$796,900

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.
(2)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI extended to Payee an option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life. On October 31, 2013 the maturity date of the note was extended to November 31, 2014 with four quarterly payments of $2500.00 due March 31, 2014, June 30, 2014, September 30, 2014 and November 30, 2014. Additionally, the option was surrendered to the company in exchange for 100,000 shares of AFAI stock as full payment for all interest due through November 30, 2014.
(3)	In 3rd Qtr of 2013 a stockholder of the company agree to loan the company up to $25,000 for expenses on an as needed, non-interest bearing basis.
(4)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2,2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The remaining $250,000 is not convertible.

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

Table of Contents	7

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

In January 2014 the Company issued 2,400,000 shares of common stock to consultants. The shares were valued at $96,000, the fair value of the stock at the time. Also during January, 2014 Marijuana Holdings Americas, Inc. agreed to issue 55 shares of Convertible Preferred shares to the Company, and 15 shares each to the Company's president and BMN Consultants, a company controlled by a shareholder. These shares are convertible to a number of shares which once issued will provide the shareholder an ownership interest in the outstanding common shares of 55%, 15% and 15%, for the Company, its president and a shareholder, respectively. Although none of the preferred shares have been converted at the date of this filing, the Company maintains effective majority control over the subsidiary.

NOTE 6 – LEASES

The Company is obligated under operating lease agreements for its corporate office in Fort Lauderdale, which expires March 2016. The Company concluded an agreement in March 2014 terminating its obligations for leases held for land in Tempate, Costa Rica. The Company concluded the term of its lease agreement for offices maintained in Hollywood, Florida. The Company signed 2 new leases that started in May 2014 and June 2014.

Minimum future lease commitments are:

Year	Amount
2014	36,646
2015	58,158
2016	36,367
2017	29,885
2018	25,816

Rent expense was $7,139 for the three months ended March 31, 2014, and $17,900 for the year ended December 31, 2013, respectively.

NOTE 7 – STOCK OPTION PLAN

In 2011 the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. In January, 2014 the Company’s board of directors approved the issuance of 2,400,000 shares of our common stock to consultants of the company.

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

Table of Contents	8

The Company’s largest stockholder has from time to time provided unsecured loans to the Company which is due on demand and bear interest at 10%. At March 31, 2014 the aggregate amount of the loans was $750,000 and accrued but unpaid interest amounted to $0. See Note 4.

NOTE 9 – INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2013	2012
Tax loss carry-forward	$1,509,625		$1,169,000
Valuation allowance	(1,509,625)		(1,169,000)
	$-	$	$ -

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

None

NOTE 11 – SUBSEQUENT EVENTS

In the second quarter of 2014, the Company raised funds $60,000 from the sale of units comprised of shares of the Company’s stock and shares of its majority owned subsidiary, Marijuana Holdings Americas, Inc (MJAI). Each unit consists of 1,000,000 shares of common stock of AFAI and 1,000,000 shares of common stock of MJAI.

A Cayman Islands based investment fund purchased .5 units for $50,000.00 (500,000 shares of AFAI restricted common stock and 500,000 shares of restricted common shares of MJAI). Additionally an accredited investor purchased .1 units for $10,000 (100,000 shares of AFAI restricted common stock and 100,000 shares of restricted common shares of MJAI). These shares were issued pursuant to the exemption from registration afforded by Section 4 (a) (2) of the Securities Act of 1933, as amended.

The Company has signed a new lease for office space. The two year lease requires the Company pay a monthly rental fee of $2,544.

In April, 2014 MJAI, through its wholly owned subsidiary , MJAI Oregon 1, LLC (MJAI Oregon 1) Oregon company, entered into a lease for space to operate their first medical marijuana dispensary in Portland, Oregon. The five-year lease requires MJAI Oregon 1to pay a monthly rental fee of $2,255.00 the first year with annual lease payment escalations of 4% and a security deposit of $12,000.00. The dispensary is located are located at 1719 SE Hawthorne Boulevard, Portland, Oregon and will operate under the proprietary brand name of “Kaya Shack “TM. As of May 15, 2014 the Company has expended approximately $25,000.00 in remodeling expenses and an incurred additional expenses of approximately $20,000 for security systems, personnel, local legal fees and other related expenses for this location.

Table of Contents	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, “Alternative Fuels Americas Inc.”, “AFAI” and the terms “Company”, “we”, “us” and “our” refer to Alternative Fuels Americas Inc. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

Property and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2013 and the three months ended March 31, 2014, there were no deemed impairments of long-lived assets.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013.

We had no revenue for the three months ended March 31, 2014 and 2013. Management believes the most informative presentation is to present and comment on expenses and increased access to Capital Resources and cash reserves held by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $125,832 to $155,075 in first quarter 2014 compared to the same period in 2013. The increase results from the Company’s entrance into the Medical Marijuana market and expenses associated with obtaining their first dispensary license in Portland, Oregon.

Liquidity and Capital Resources

In the first quarter of 2014 the Company raised $250,000 from a Cayman Islands based investment fund for the sale of 2.5 units comprised of shares of the AFAI’s stock and shares of its majority-owned subsidiary, Marijuana Holdings Americas, Inc (MJAI). Each unit consists of 1,000,000 shares of common stock of AFAI and 1,000,000 shares of common stock of MJAI. These shares were issued pursuant to the exemption from registration afforded by Section 4 (a) (2) of the Securities Act of 1933, as amended.

Accordingly, even with increased expenses associated with the launch of the Medical Marijuana business plan the Company’s cash reserves as of March 31, 2014 were $11,954 versus $185 for the same period. While the Company believes that they will continue to have increased access to investment capital to develop its Medical Marijuana and Legal Recreational Marijuana business plan, there can be no assurance that this will be so.

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

Table of Contents	13

Going Concern

The Company’s financial statements as of and for the three months ended March 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $4,389,242 from inception through the year ended March 31, 2014. The Company had a net loss of $49,971 for the three months ended March 31, 2014. At March 31, 2014 the Company had a working capital deficiency of $1,143,705, an accumulated deficit of $4,389,242 and a net capital deficiency of $ 1,113,790. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Ronen Ben-Harush, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2014.

the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at March 31, 2014 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2014 the Company raised $250,000 from a Cayman Islands based investment fund for the sale of 2.5 units comprised of shares of the AFAI’s stock and shares of its majority-owned subsidiary, Marijuana Holdings Americas, Inc (MJAI). Each unit consists of 1,000,000 shares of common stock of AFAI and 1,000,000 shares of common stock of MJAI. These shares were issued pursuant to the exemption from registration afforded by Section 4 (a) (2) of the Securities Act of 1933, as amended.

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

Dated: May 28, 2014		ALTERNATIVE FUELS AMERICAS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Ronen Ben-Harush
Ronen Ben-Harush, Chief Financial Officer ( Principal Financial and Accounting Officer)

Table of Contents	16