Form 10-Q
period 2014-06-30
Alternative Fuels Americas, Inc.
filed 2014-08-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

Yes [ ] No [x]

As of August 1, 2014, the Issuer had 75,549,325 shares of its common stock outstanding

ALERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Alternative Fuels Americas, Inc. and Subsidiaries
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheet

ASSETS		Audited
	Unaudited June 30, 2014	December 31, 2013
CURRENT ASSETS:
Cash and equivalents	$29,823	$185
Deposit on inventory	4,820	—
Receivable from third party	5,000	—
Prepaid license fee	7,500	—
Total Current Assets	47,143	185

OTHER ASSETS:
Property and equipment, net	63,830	2,821
Security deposit	15,000	—
	78,830	2,821

Total Assets	125,973	3,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expense	245,335	514,926
Accounts payable and accrued expense-related parties	147,675	—
Accrued interest	4,687
Advance from third party	12,675	—
Convertible Notes Payable	47,300	—
Current portion of installment agreement	—	5,000
Current portion of loans payable	5,000	796,900
Total Current Liabilities	462,672	1,316,826

LONG TERM LIABILITIES:
Convertible Note Payable-related party	229,606
Note Payable-Related Party	260,405	—
Total Long Term Liabilities	490,011	—
Total Liabilities	952,683	1,316,826

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
55,120 and 55,120 issued and outstanding at June 30, 2014 and December 31, 2013	55	55
Common stock , par value $.001; 250,000,000 shares authorized;
75,549,325 shares issued as of June 30, 2014 and
68,449,325 shares issued as of December 31, 2013	75,549	68,449
Additional paid in capital	3,934,907	2,956,948
Deficit accumulated during the development stage	(4,786,188)	(4,339,272)
Non-controlling Interest	(51,034)	—
Net Stockholders' Equity/(Deficit)	(826,710)	(1,313,820)
Total Liabilities and Stockholders' Equity/(Deficit)	$125,973	$3,006

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

Alternative Fuels Americas, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations
Unaudited

		For the three		For the three		For the six		For the six
		months ended		months ended		months ended		months ended
		June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013

Net Sales	$-		$-		$-		$-

Cost of Sales		—		—		—		—

Gross Profit		—		—		—		—

Operating Expenses:
Professional Fees		201,585		68,401		299,256		84,676
Salaries and Wages		0		6,120		0		10,185
General and Administrative		130,401		28,389		192,447		43,936

Total Operating Expenses		331,985		102,910		491,703		138,797

Operating Loss		(331,985)		(102,910)		(491,703)		(138,797)

Other Income(expense)
Interest Expense		(116,995)		(15,390)		(117,611)		(29,554)
Other income		(1,000)		—		20,369		—
Forgiveness of debts		—		—		90,995		—
Total Other Income(Expense)		(117,995)		(15,390)		(6,247)		(29,554)

Net (loss) before Income Taxes		(449,980)		(118,300)		(497,950)		(168,351)

Provision for Income Taxes		—		—		—		—

Net (loss)		(449,980)		(118,300)		(497,950)		(168,351)

Net (Loss) attributed to non-controlling interest		(27,700)		—		(51,034)		—

Net (loss) attributed to Alternative Fuels Americas, Inc.		(422,280)		(118,300)		(446,916)		(168,351)

Basic and diluted net loss per common share		$(0.01)		$(0.00)		$(0.01)		$(0.00)

Weighted average number of common shares outstanding		74,218,507		68,249,325		70,764,710		68,249,325

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

Alternative Fuels Americas, Inc. and Subsidiares
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statement of Cashflows
Unaudited
	For the six	For the six
	months ended	months ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(497,950)	$(168,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,336	2,518
Gain from restructure of stockholder loan	(76,459)
Amortization of debt discount	96,465	—
Stock issued for services	96,000	—
Stock issued for interest	4,000
Stock issued as contribution	50,000
Changes in operating assets and liabilities:
Prepaid Expense	(7,500)
Inventory Deposit	(4,820)
Rent Deposit	(3,000)
Security Deposit	(12,000)
Accounts payable and accrued expenses	98,505	68,510

Net cash used in operating activities	(255,423)	(97,323)

INVESTING ACTIVITIES:
Purchase of property and equipment	(62,345)
Proceeds for equipment	—	(1,122)
Net cash used in investing activities	(62,345)	(1,122)

FINANCING ACTIVITIES:
Payments on installment agreement	(5,000)	(17,500)
Payments on related party debt	(32,595)	—
Proceeds from related party debt		89,300
Proceeds from Convertible debt	75,000	18,000
Proceeds from sales of common stock	310,000	10,000
Net cash provided by (used in) financing activities	347,405	99,800

NET INCREASE IN CASH	29,637	1,355
CASH BEGINNING BALANCE	185	—
CASH ENDING BALANCE	$29,822	$1,355
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Value of shares issued for convertible debt		1,208,583
Value of convetible preferred shares of subsidiary issued	96,000	—
Value of shares issued in merger		6,567
Value of shares issued to settle accrued expenses	35,000

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Contents	3

Alternative Fuels Americas, Inc.

(A Development Stage Company)

June 30, 2014 (Unaudited)

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

Nature of the Business

The Company intends to establish operating partnerships for the purpose of developing and implementing “seed–to-pump” biofuels projects. Operations will include growing plants suitable for conversion into biofuels, extraction of crude oil from plant matter, refining the crude oil into international grade biodiesel, and selling the refined oil to end users in countries where the oil is produced and abroad.

Additionally, the Company operates a subsidiary, Marijuana Holdings Americas, Inc., a Florida corporation, that intends to pursue medical and/or recreational licenses for the growing, processing and/or sale of marijuana in jurisdictions where it is legal and permissible under local laws. The subsidiary was formed in March 2014.

In March 2014 Marijuana Holdings Americas, Inc. (through local Oregon subsidiaries) began the application process to obtain licenses to operate medical marijuana dispensaries in Oregon. On March 21, 2014 the Company received notice from the Oregon Health Authority that MJAI Oregon 1 had been granted provisional licensing approval to operate their first Medical Marijuana Dispensary in Portland, Oregon and subsequently received full licensing approval for the first “Kaya ShackTM” retail medical marijuana dispensary, which we began operating July 3, 2014.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2014 and for the three months and six months ended June 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $417,090 for the year ended December 31, 2013 and $497,950 for the six months ended June 30, 2014. At June 30, 2014 the Company has a working capital deficiency of $363,229 and is totally dependent on its ability to raise capital. The Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Table of Contents	4

Alternative Fuels Americas, Inc.

(A Development Stage Company)

June 30, 2014 (Unaudited)

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities in both the biofuels and legal recreational/medical marijuana sectors. Management plans include

•	The creation of Special Purpose Vehicles/Entities through which to establish partnerships for the development of commercial biofuels projects.

•	the sale of additional equity and debt securities;

•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan;

•	other business transactions to assure continuation of the Company’s development and operations; and development of the “Kaya ShackTM” brand and the pursuit of licenses to operate recreational and medical marijuana facilities under this brand name in jurisdictions where legal under local and state laws.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013 filed with the SEC on April 15, 2014.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2013. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

Re-Classifications

Certain amounts in 2013 were reclassified to conform to the 2014 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

Table of Contents	5

Alternative Fuels Americas, Inc.

(A Development Stage Company)

June 30, 2014 (Unaudited)

NOTE 4 – DEBT AND INSTALLMENT AGREEMENT

	June 30, 2014	December 31, 2013
Loan payable-Stockholder, 8%, Due December 31, 2015, unsecured (4)	$250,000	$737,100
Convertible note-related party, Due December 31, 2015 unsecured (4)	500,000	-0-
Loan payable-Stockholder, due on Nov 1, 2014, unsecured (2)	5,000	10,000
Loan payable-Stockholder, unsecured (3)	-0-	24,800
Convertible note-10% due June 9, 2015 (5)	50,000	-0-
Convertible note-10% due June 13, 2015 (5)	25,000	-0-
Convertible note - stockholder, 10%, due April 30, 2013,unsecured (1)	25,000	25,000
	$855,000	$796,900

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule this is the no change from the period 10Q ..

(2)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI extended to Payee an option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life. On October 31, 2013 the maturity date of the note was extended to November 31, 2014 with four quarterly payments of $2,500 due March 31, 2014, June 30, 2014, September 30, 2014 and November 30, 2014. Additionally, the option was surrendered to the company in exchange for 100,000 shares of AFAI stock as full payment for all interest due through November 30, 2014.

(3)	In 3rd Qtr. of 2013 a stockholder of the company agree to loan the company up to $25,000 for expenses on an as needed, non-interest bearing basis.

(4)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the six months ended June 30, 2014 was $91,965. As of June 30, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is 229,606. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 10% for calculation purposes. The net balance of $260,405 of the non-convertible portion is reflected on the balance sheet

Table of Contents	6

Alternative Fuels Americas, Inc.

(A Development Stage Company)

June 30, 2014 (Unaudited)

(5)	On June 9 and June 15, 2014, the Company received a total of $75,000 from an accredited investor in exchange for one year notes in the aggregate amount of $75,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.06 and $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of June 30, 2014, the balance was $75,000. With a net balance reflected of $22,300 The beneficial conversion feature in the amount of $57,500 is being expensed as interest over the term of the note. At June 30, 2014 the Company has recorded interest expense in the amount of $4,500.

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

In the second quarter of 2014, the Company raised funds $310,000 from the sale of units comprised of shares of the Company’s stock and shares of its majority owned subsidiary, Marijuana Holdings Americas, Inc (MJAI). Total issuances of 3,100,000 shares of common stock of AFAI and 3,100,000 shares of common stock of MJAI.

Also in the second quarter of 2014, the company issued 100,000 shares of common stock valued at $0.04 per share for a total value of $4,000 due a shareholder per loan modification agreement reached October 31, 2013 as detailed in Note 4, Item 2 above.

Also in the company issued a charitable organization, 500,000 shares of common stock valued at $0.10 per share for a total value given of $50,000 and agreed to issue a consultant, 1,000,000 shares of common stock valued at $0.10 per share for a total value of $100,000 in settlement of all fees and compensation for management services rendered due through June 30, 2014. The shares have a three year restriction.

Table of Contents	7

Alternative Fuels Americas, Inc.

(A Development Stage Company)

June 30, 2014 (Unaudited)

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

Minimum future lease commitments are:

Year	Amount

2015	56,880
2016	36,396
2017	30,360
2018	31,584
2019	31,584

Rent expense was $21,526 for the three months ended June 30, 2014, and $17,900 for the year ended December 31, 2013, respectively.

In April, 2014 MJAI, through its wholly owned subsidiary, MJAI Oregon 1, LLC (MJAI Oregon 1) Oregon company, entered into a lease for space to operate their first medical marijuana dispensary in Portland, Oregon. The five-year lease requires MJAI Oregon 1to pay a monthly rental fee of $2,255 the first year with annual lease payment escalations of 4% and a security deposit of $12,000. The dispensary is located are located at 1719 SE Hawthorne Boulevard, Portland, Oregon and will operate under the proprietary brand name of “Kaya Shack “TM.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest stockholder has from time to time provided unsecured loans to the Company, which is due on demand and bear interest at 10%. See Note 4 for the detail of the convertible and non-convertible debt with a face value of $750,000

Table of Contents	8

Alternative Fuels Americas, Inc.

(A Development Stage Company)

June 30, 2014 (Unaudited)

NOTE 9 – INCOME TAXES

The Company has a deferred tax asset as shown in the following:

Tax loss carry-forward	$1,509,625		$1,169,000
Valuation allowance	(1,509,625)		(1,169,000)
	$—	$

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.  The Company has net operating loss carry-forwards of approximately $4,264,300 at December 31, 2013 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

NOTE 10– SUBSEQUENT EVENTS

On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.15. The debt issued is a result of a financing transaction and contain a beneficial conversion feature

Effective July 1, 2014 Dr. Sam Stern resigned as company Chief Operating Officer to pursue other opportunities. AFAI thanks Dr. Stern for his years of service and leadership and wishes him success in his future endeavors.

Effective August 10, 2014 Ronen Ben Harush resigned as company Chief Financial Officer to focus on building his growing private practice. AFAI thanks Mr. Ben Harush for his service and wishes him success in his future endeavors

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

Implementation

Advanced Biofuels

The Company’s advanced biofuels business plan is focusing on the development of a commercial scale Jatropha project with vertically integrated extraction and refining capabilities. The Company’s conclusion of its third and final plant trial in February 2014 has positioned AFAI as among the few companies globally with the integrated agricultural and operational know-how and vision to construct and implement a commercial scale project.

AFAI expects to advance its efforts through a number of carefully planned efforts, including:

.	Further development of the association founded by and led by AFAI – Project Jetropha – that seeks to promote partnership and knowledge sharing among small biofuels companies seeking to join larger corporate efforts to introduce high quality biofuels into the aviation sector.
.	Establish a Special Purpose Vehicle (SPV) to enable the Company to partner with other Jatropha focused enterprises in a joint development project, particularly an entity with a proprietary, demonstrated technology.
.	Look outside of Latin America to other regions where Jatropha can successfully be grown in a sustainable and responsible manner.
.	Seek capital support from governments and agencies charged with advancing biofuels and/or development projects in emerging areas.

Table of Contents	10

AFAI remains committed to the four critical components of biodiesel production at the core of its strategy: (a) ensuring reliable feedstock supply through planting programs; (b) securing sources of independent crude biofuel extraction capability; (c) securing independent refining sources through Company-owned facilities; and (d) establishing sales and marketing directed at customers through off-take agreements that sell and distribute biodiesel to domestic and foreign markets.

The Company intends to develop a vertically integrated biofuel enterprise, whereby the feedstock is farmed and harvested, the oil is extracted and refined and the fuel is brought to market by the Company. This vertical approach eliminates costs, enhances sustainability, ensures production rates and enables the Company to bring green oil to market at a competitive price.

Legal Recreational and Medical Marijuana

The Company began operations in the legal marijuana sector in January 2014. With the passing of the referendum that decriminalized recreational marijuana use in Colorado, AFAI began to apply its understanding of agronomy and its strategic competences to develop a business plan that would enable the Company to enter the legal marijuana sector. Following the successful introduction of legal recreational marijuana use in Colorado and Washington, the Company incorporated Marijuana Holdings Americas, Inc. (MJAI) to operate as a grower, processor, distributor and/or retailer of legal recreational and/or medical marijuana in jurisdictions where it has been or is expected to be approved.

In February 2014 MJAI applied for its first license to operate a medical marijuana facility (MMF) in Portland, Oregon, and was granted its first license in March 2014. The Company developed the Kaya Shack brand for its retail operations and opened its first medical marijuana dispensary under the Kayla Shack brand in Oregon in July 2014.

The Company intends to seek licensing opportunities in states which have legalized recreational and/or medical marijuana use and join advocacy and lobbying efforts in select states where legalization is pending or is otherwise under consideration.

AFAI believes that through its subsidiary, MJAI, it has established the foundation for the operation of Medical Marijuana Facilities (“MMFs”) and Grow Facilities in Oregon. MJAI is also seeking to become active in the movement to legalize medical marijuana use in the states of Florida and New York.

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

All operations are expected to be conducted through subsidiary entities formed in the state within which business activities are taking place.

Table of Contents	11

Initial Oregon Medical Marijuana Footprint

Oregon recently legalized medical marijuana use, which is subject to significant state regulation. The Company also believes that Oregon may shortly legalize recreational marijuana uses as Washington, its neighboring state, has recently done. In addition, to MMF license, the Company plans to apply for licenses to operate Grow Facilities. In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded a license to operate an MMF in Portland, Oregon. Pursuant to consultation with Oregon based legal counsel, in order to comply with Oregon state residential and licensing requirements for MMF’s MJAI’s Oregon subsidiaries will operate in conjunction with local Oregon resident(s) who serve as the legally required Person Responsible for Facility (PRF). In July 2014 the Company opened its first Kaya Shack store in Portland, Oregon.

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

New York

New York State also appears to be moving rapidly toward the legalization of medical marijuana use. The Company believes that New York, like Florida, represents an excellent opportunity for the Company to gain significant market share by helping shape legislation and being among the first to enter the market. The Company plans to be active in national cannabis advocacy groups helping to draft the legal medical marijuana legislation and to secure ample licensing opportunities to MJAI. The Company intends to pursue a sponsorship of the New York Cannabis Industry Association.

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.

Table of Contents	12

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

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2013 and the three months ended June 30, 2014, there were no deemed impairments of long-lived assets.

Results of Operations Three months ended June 30, 2014 compared to three months ended June 30, 2013.

We had no revenue for the three months ended June 30, 2014 and 2013. Management believes the most informative presentation is to present and comment on expenses and increased access to Capital Resources and cash reserves held by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $229,075 to $331,985 in secord quarter 2014 compared to the same period in 2013. The increase results from the Company’s entrance into the Medical Marijuana market and expenses associated with obtaining their first dispensary license in Portland, Oregon.

Six Months ended June 30, 2014 compared to six months ended June 30, 2013

Selling, general and administrative expenses increased by $352,906 to 491,703 in first six months of 2014 compared to the same period in 2013. The increase results from the Company’s entrance into the Medical Marijuana market and expenses associated with obtaining their first dispensary license in Portland, Oregon.

Liquidity and Capital Resources

In the second quarter of 2014 the Company raised $60,000 from the sale of .6 units comprised of shares of the AFAI’s stock and shares of its majority-owned subsidiary, Marijuana Holdings Americas, Inc (MJAI). Each unit consists of 1,000,000 shares of common stock of AFAI and 1,000,000 shares of common stock of MJAI. These shares were issued pursuant to the exemption from registration afforded by Section 4 (a) (2) of the Securities Act of 1933, as amended.

During the second quarter of 2014 we issued $75,000 convertible debt the debt is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The stated interest rate on the debt is 10%. The market value of the stock at the date of issuance of the debt was $0.06 and $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.

Table of Contents	13

For the three months ended June 30, 2014 we invested $29,725 in leasehold improvements, $16,787 in Furniture and Fixtures and $9,998 in Computer equipment.

Accordingly, with increased capital improvements and increased expenses associated with the launch of the Medical Marijuana business plan the Company’s cash reserves as of June 30, 2014 were $29,822 versus $111,953 for the same period. While the Company believes that they will continue to have increased access to investment capital to develop its Medical Marijuana and Legal Recreational Marijuana business plan, there can be no assurance that this will be so. In the month of July 2014 we received proceeds of 160,000, from the issuance of convertible debt.

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

Going Concern

The Company’s financial statements as of and for the three months ended June 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $4,888,256 from inception through the period ended June 30, 2014. The Company had a net loss of $449,980 for the three months ended June 30, 2014. At June 30, 2014 the Company had a working capital deficiency of $363,229, an accumulated deficit of $4,888,256 and a net capital deficiency of $826,711. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Table of Contents	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Craig Frank, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2014.

the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at June 30, 2014 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

(b)	Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

Table of Contents	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2014 the Company raised $60,000 from the sale of .6 units comprised of shares of the AFAI’s stock and shares of its majority-owned subsidiary, Marijuana Holdings Americas, Inc (MJAI). Each unit consists of 1,000,000 shares of common stock of AFAI and 1,000,000 shares of common stock of MJAI. These shares were issued pursuant to the exemption from registration afforded by Section 4 (a) (2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Craig Frank, Acting Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 .

32.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to 18 U.S.C. 1350.

32.2	Certification of Craig Frank, Acting Chief Financial Officer, pursuant to 18 U.S.C. 1350.

Table of Contents	16

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2014		ALTERNATIVE FUELS AMERICAS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Craig Frank
Craig Frank, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	17