Form 10-Q
period 2014-09-30
Alternative Fuels Americas, Inc.
filed 2014-11-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

As of November 1, 2014, the Issuer had 77,289,325 shares of its common stock outstanding.

ALTERNATIVE FUELS AMERICAS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Alternative Fuels Americas, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited

		Audited
	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$45,199	$185
Inventory	17,759
Prepaid Rent	7,400	—
Prepaid license fee	4,000	—
Total Current Assets	74,358	185
OTHER ASSETS:
Property and equipment, net	61,205	2,821
Security deposit	15,000	—
	76,205	2,821
Total Assets	150,563	3,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expense	186,642	514,926
Accounts payable and accrued expense - related parties	65,135	—
Accrued interest	6,654
Advance from third party	—	—
Convertible Notes Payable	77,472	—
Convertible Note Payable - net	25,000	—
Derivative liabilities	8,504
Current portion of installment agreement	—	5,000
Current portion of loans payable	102,500	796,900
Total Current Liabilities	471,907	1,316,826
LONG TERM LIABILITIES:
Convertible Note Payable - related party	270,088
Note Payable - Related Party	250,000	—
Total Long Term Liabilities	520,088	—

Total Liabilities	991,995	1,316,826

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized; 55,120 and 55,120 issued and outstanding at September 30, 2014 and December 31, 2013	55	55
Common stock , par value $.001; 250,000,000 shares authorized; 77,289,325 shares issued as of September 30, 2014 and 68,449,325 shares issued as of December 31, 2013	77,289	68,449
Additional paid in capital	4,393,717	2,956,948
Accumulated Deficit	(5,312,493)	(4,339,272)
Non-controlling Interest	(312,429)	—
Net Stockholders' Equity/(Deficit)	(841,432)	(1,313,820)

Total Liabilities and Stockholders' Equity/(Deficit)	$150,563	$3,006

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

Alternative Fuels Americas, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Sales	$36,978	$—	$36,978	$—

Cost of Sales	22,839	—	22,839	—

Gross Profit	14,139	—	14,139	—

Operating Expenses:
Professional Fees	265,497	54,500	561,253	139,176
Salaries and Wages	3,446	2,920	3,446	13,105
General and Administrative	98,697	8,476	294,644	52,413

Total Operating Expenses	367,641	65,896	859,343	204,694

Operating Loss	(353,502)	(65,896)	(845,204)	(204,694)

Other Income(expense)
Interest Expense	(108,766)	(15,493)	(226,377)	(45,047)
Derivative Liabilities Expense	(22,368)		(22,368)
Change in Derivative Liabilities Expense	38,864		38,864
Other income	—	—	20,369	—
Amortization of Debt discount	(25,000)		(25,000)
Forgiveness of debts	(4,500)	—	86,495	—
Total Other Income(Expense)	(121,770)	(15,493)	(128,017)	(45,047)

Net (loss) before Income Taxes	(475,271)	(81,389)	(973,221)	(249,741)

Provision for Income Taxes	—	—	—	—

Net (loss)	(475,271)	(81,389)	(973,221)	(249,741)

Net (Loss) attributed to non-controlling interest	(114,496)	—	(312,429)	—

Net (loss) attributed to Alternative Fuels Americas, Inc.	(360,775)	(81,389)	(660,792)	(249,741)

Basic and diluted net loss per common share	$(0.01)	$ **	$(0.01)	$ **

Weighted average number of common shares outstanding	75,746,064	68,249,325	73,958,516	68,249,325

** Less than $0.01
The accompanying notes are an integral part of these financial statements.

Table of Contents	2

Alternative Fuels Americas, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
Unaudited
	For the nine	For the nine
	months ended	months ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES:
Net loss attributable to Alternative Fuels Americas, Inc.	$(660,792)	$(249,741)
Net loss attributable to non-controlling interest	(312,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,346	3,776
Gain from restructure of stockholder loan	(76,459)
Derivative Expense	22,368
Change in Derivative Liabilities	(38,864)
Amortization of debt discount	235,121	—
Stock issued for services	376,983	—
Loss on Debt Retirement	4,500
Stock issued as contribution	42,500
Changes in operating assets and liabilities:
Prepaid Expense	(11,400)
Inventory	(17,759)
Rent Deposit	(3,000)
Security Deposit	(12,000)
Accounts payable and accrued expenses	(137,512)	133,747
Net cash used in operating activities	(582,487)	(112,218)

INVESTING ACTIVITIES:
Purchase of property and equipment	(64,730)
Proceeds for equipment	—	(1,122)
Net cash used in investing activities	(64,730)	(1,122)

FINANCING ACTIVITIES:
Payments on installment agreement	(5,000)	(25,000)
Payments on related party debt	(47,770)	—
Proceeds from related party debt		110,506
Proceeds from Convertible debt	335,000	18,000
Proceeds from Note Payable	100,000	—
Proceeds from sales of common stock	310,000	10,000
Net cash provided by (used in) financing activities	692,230	113,506

NET INCREASE IN CASH	45,013	166
CASH BEGINNING BALANCE	185	—
CASH ENDING BALANCE	$45,198	$166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Value of shares issued for convertible debt		1,208,583
Value of convertible preferred shares of subsidiary issued	96,000	—
Value of shares issued in merger		6,567
Value of shares issued to settle accrued expenses	35,000
Value of shares issued to settle accounts payable	100,000
Value of Shares to settle interest	4,000
The accompanying notes are an integral part of these financial statements.

Table of Contents	3

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Alternative Fuels Americas, Inc. (“AFAI”, “Company”) was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 in a stock-for-member interest transaction and issued 6,567,247 shares of common stock and 100,000 shares of Series C convertible preferred stock to existing shareholders. Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation).

The Company has three subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) and Alternative Fuels Costa Rica AFA-CR, LTDA (located in Costa Rica) which are both wholly-owned, and as of 2014, Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary.

Nature of the Business

The Company operates a subsidiary, Marijuana Holdings Americas, Inc., a Florida corporation, that pursues medical and/or recreational licenses for the growing, processing and/or sale of marijuana in jurisdictions where it is legal and permissible under local laws. The subsidiary was formed in March 2014.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2014 and for the three months and nine months ended September 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $417,090 for the year ended December 31, 2013 and $660,792 for the nine months ended September 30, 2014. At September 30, 2014 the Company has a working capital deficiency of $397,549 and is totally dependent on its ability to raise capital. The Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Table of Contents	4

Management recognizes that the Company must generate additional funds to successfully develop its operations and activities in both the legal recreational/medical marijuana and biofuels sectors. Management plans include:

•	The development of the “Kaya Shack TM” brand and the pursuit of licenses to operate medical marijuana and recreational facilities under this brand name in jurisdictions where legal under local and state laws;
•	the creation of Special Purpose Vehicles/Entities through which to establish partnerships for the development of commercial biofuels projects;
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan;
•	the sale of additional equity and debt securities;
•	other business transactions to assure continuation of the Company’s development and operations.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimates.

Table of Contents	5

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings.  The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Fiscal Year

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Alternative Fuels Americas Inc. and its subsidiary, Alternative Fuels Americas, Inc. (a Florida corporation) and Alternative Fuels Costa Rica AFA-CR, LTDA (located in Costa Rica) which are both wholly-owned, and as of 2014, Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary.  All inter-company accounts and transactions have been eliminated in consolidation.

Non-Controlling Interest

The Company owns 55% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory will consist of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company will periodically review historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5-7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Table of Contents	6

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 6.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

Table of Contents	7

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Stock-Based Compensation - Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement memorandum (based on sales to third parties) (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Table of Contents	8

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Table of Contents	9

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Table of Contents	10

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Revenue Recognition

Revenue is recorded when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Sales

Cost of sales represents costs directly related to the purchase of goods and third party testing of the Company’s products.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Table of Contents	11

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, consolidated financial position, and consolidated results of operations or consolidated cash flows.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Table of Contents	12

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We do not believe the adoption of this update will have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Re-Classifications

Certain amounts in 2013 were reclassified to conform to the 2014 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

NOTE 4 - DEBT AND INSTALLMENT AGREEMENT

	September 30, 2014	December 31, 2013

Loan payable - Stockholder, 8%, Due December 31, 2015, unsecured (4)	$250,000	$737,100
Convertible note - related party, Due December 31, 2015 unsecured (4)	500,000	-0-
Loan payable - Stockholder, due on Nov 1, 2014, unsecured (2)	2,500	10,000
Loan payable - Stockholder, unsecured (3)	-0-	24,800
Convertible note - 10% due June 9, 2015 (5)	50,000	-0-
Convertible note - 10% due June 13, 2015 (6)	25,000	-0-
Convertible note - 10% due January 13, 2015 (7)	160,000	-0-
Convertible note - 10% due June 13, 2015 (8)	100,000	-0-
Note Payable - 10% due December 31, 2014 (9)	100,000	-0-
Convertible note - stockholder, 10%, due April 30, 2013,unsecured (1)	25,000	25,000
	$1,212,500	$796,900
(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.

The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.018% to .02%, volatility ranging from 160% of 336%, trading prices ranging from $.105 per share to $0.105 per share and a conversion price ranging from $0.084 per share to $0.40 per share.

Accrued interest on this note that was charged to operations for the nine months ended September 30, 2014 totaled approximately $7,760. Amortization of the discounts for the nine months ended September 30, 2014 totaled $25,000, which was charged to interest expense. The balance of the convertible note at September 30, 2014 including accrued interest and net of the discount amounted to $32,760.

Table of Contents	13

A recap of the balance of outstanding convertible debt at September 30, 2014 is as follows:

Principal balance	$25,000
Accrued interest	7,760
Balance maturing for the period ending:
September 30, 2014	$32,760

The Company valued the derivative liabilities at September 30, 2014 at $8,504. The Company recognized a change in the fair value of derivative liabilities for the three months ended September 30, 2014 of $38,864, which were charged to operations..  In determining the indicated values at September 30, 2014, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.105, and conversion prices ranging from $.084 per share.

(2)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI extended to Payee an option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life. On October 31, 2013 the maturity date of the note was extended to November 31, 2014 with four quarterly payments of $2,500 due March 31, 2014, June 30, 2014, September 30, 2014 and November 30, 2014. Additionally, the option was surrendered to the company in exchange for 100,000 shares of AFAI stock as full payment for all interest due through November 30, 2014.
(3)	In 3rd Qtr. of 2013 a stockholder of the company agreed to loan the company up to $25,000 for expenses on an as needed, non-interest bearing basis.
(4)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the nine months ended September 30, 2014 was $91,965. As of September 30, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is 229,606. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.
(5)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.06. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of September 30, 2014, the balance was $50,000. With a net balance reflected of $23,373. The beneficial conversion feature in the amount of $31,250 is being expensed as interest over the term of the note. At September 30, 2014 the Company has recorded interest expense in the amount of $7,877.
(6)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of September 30, 2014, the balance was $25,000. With a net balance reflected of $18,699. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At September 30, 2014 the Company has recorded interest expense in the amount of $6,301.
Table of Contents	14

(7)	On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.11. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. As of September 30, 2014, the balance was $160,000. With a net balance reflected of $124,493 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At September 30, 2014 the Company has recorded interest expense in the amount of $35,507.
(8)	On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.10. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of September 30, 2014, the balance was $100,000. With a net balance reflected of $6,077 The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At September 30, 2014 the Company has recorded interest expense in the amount of $6,077.
(9)	On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due Dec 31, 2014 in the aggregate amount of $100,000. Interest rate is stated at 10%

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

In January 2014 the Company authorized the issuance of 2,400,000 shares of common stock to consultants. The shares were valued at $96,000, the fair value of the stock at the time. Also during January, 2014 Marijuana Holdings Americas, Inc. agreed to issue 55 shares of Convertible Preferred shares to the Company, and 15 shares each to the Company's president and BMN Consultants, a company controlled by a shareholder. These shares are convertible to a number of shares which once issued will provide the shareholder an ownership interest in the outstanding common shares of 55%, 15% and 15%, for the Company, its president and a shareholder, respectively. Although none of the preferred shares have been converted at the date of this filing, the Company maintains effective majority control over the subsidiary.

In the first six months of 2014, the Company raised funds $310,000 from the sale of units comprised of shares of the Company’s stock and shares of its majority owned subsidiary, Marijuana Holdings Americas, Inc (MJAI). Total issuances of 3,100,000 shares of common stock of AFAI and 3,100,000 shares of common stock of MJAI.

In the first six months of 2014, the company issued 100,000 shares of common stock valued at $0.04 per share for a total value of $4,000 due a shareholder per loan modification agreement reached October 31, 2013 as detailed in Note 4, Item 2 above.

In the first six months of 2014 the company issued a charitable organization, 500,000 shares of common stock valued at $0.085 per share for a total value given of $42,500 and agreed to issue a consultant, 1,000,000 shares of common stock valued at $0.065 per share for a total value of $65,000 in settlement of all fees and compensation for management services rendered due through June 30, 2014. The shares have a three year restriction.

Table of Contents	15

In the third quarter of 2014 the company authorized the issuance of 1,740,000 shares of common stock valued at $0.10 per share to consultants.

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

Rent expense was $21,664 for the three months ended September 30, 2014, and $17,900 for the year ended December 31, 2013, respectively.

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

NOTE 7 – STOCK OPTION PLAN

In 2011 the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock were reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. In January, 2014 the Company’s board of directors approved the issuance of 2,400,000 shares of our common stock to consultants of the company. The remaining 100,000 shares were approved for issuance to consultants in July of 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest stockholder has from time to time provided unsecured loans to the Company. See Note 4 for the detail of the convertible and non-convertible debt with a face value of $750,000.

Table of Contents	16

NOTE 9 – INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2013	2012

Tax loss carry-forward	$1,509,625	$1,169,000
Valuation allowance	(1,509,625)	(1,169,000)
	$—	$—

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

NOTE 10– SUBSEQUENT EVENTS

In November 2014, the Company issued a Convertible Note Payable in the amount of $10,000 the note is due on December 31, 2014 with interest at 10%

Table of Contents	17

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

Legal Recreational and Medical Marijuana

Market Overview

Prior to the 2016 midterm elections, 23 states and Washington D.C. permitted various levels of medical marijuana and 2 states (Colorado and Washington) allowed full recreational marijuana usage. With the conclusion of the 2016 midterm elections Oregon, Alaska and Washington D.C. have joined the full recreational column and the Territory of Guam was added to the medical marijuana column, with more legislative actions and ballot initiatives planned over the next two years.

According to the Marijuana Business Factbook 2014 (a compilation of marijuana industry data published by the Marijuana Business Daily, a recognized authority on the emerging legal marijuana market) the U.S. market for legal medicinal and recreational marijuana is expected to reach $2.2-2.6 billion in 2014, $3.1-3.7 billion in 2015 and potentially exceed $8 billion by 2018 (many sources estimate the market to grow to $10 billion by 2018). Estimates from various sources for the size of the long term market range from $40-100 billion if Federal Prohibition is repealed and marijuana sales become legal in all 50 states and Washington D.C. (for perspective beer is approximately a $100 billion market, with wine just under $30 billion and coffee approximately $12 billion).

Implementation

Following the successful introduction of legal recreational marijuana use in Colorado and Washington, the Company incorporated its majority owned subsidiary Marijuana Holdings Americas, Inc. (MJAI) to operate as a grower, processor, distributor and/or retailer of legal recreational and/or medical marijuana in jurisdictions where it has been or is expected to be approved. After an evaluation of several factors including barriers to entry, cost factors and potential rewards for success, the Company targeted Oregon as the first market for to open a state licensed medical marijuana dispensary (MMD).

Oregon: Current and Future Operations

In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the Kaya Shack brand for its retail operations and on July 3, 2014 opened the Kaya Shack Medical Marijuana Dispensary in Portland, Oregon and became the first US publicly traded company to own and operate a MMD. Initial customer acceptance and media coverage was very positive, including many references to AFAI as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources.

Table of Contents	18

After our first 4 months of operations, our current medical marijuana products available to patients at the flagship Portland facility feature over 20 popular strains of marijuana including our proprietary, high-grade “Kaya Kush” Marijuana grown exclusively for the Kaya Shack (independent testing performed on 11/10/2014 confirms a total THC/Cannabinoid content in excess of 25%), various smokable concentrates including butane hash oil (B.H.O.) and CO2 oil extract (wax, shatter) which range in potency from approximately 40% to over 80% THC, high grade RSO Oil which is sought after for pain and cancer symptom alleviation, and various marijuana infused tinctures and edibles including “Kaya Candies”, “Kaya Caramels” and an assortment of cookies and cakes for patients that do not smoke.

As of November 15, 2014 the Company had built an initial patient base of over 400 patients and processed over 1,000 medical marijuana transactions. Management is satisfied that there exists significant demand and a good likelihood of success for the Kaya Shack brand both in Oregon and on a national level.

While the Company intends to both maintain and increase operations within the medical marijuana market in Oregon through potential acquisition of existing MMDS and the formation of new medical grow operations pursuant to existing Oregon State Licensing Regulations, Management believes that the larger opportunity will be with the new recreational market that will be unfolding in Oregon with the passing of Measure 91 in November 2014 that involves vertical integration utilizing Producer, Processor, Wholesaler and Retailer licenses. Unlike the medical marijuana program, there are no restrictions or limitations with the Recreational Market regarding patient qualifications, and a much larger market will open up for retail demand which the Company intends to aggressively exploit by leveraging their Oregon MMD experience and public company status.

Florida

AFAI has established a firm position in the emerging Florida market through founding and sponsoring of the Florida Cannabis Industry Association and alliances with other groups seeking passage of medical marijuana/recreational legislation in Florida. Judging from the experiences in other states, such as Colorado, Oregon and Nevada, the local Cannabis Industry Association is a leading force in the construction and passage of the legislation that decriminalizes marijuana and permits its legal cultivation, distribution, possession and sale for recreational and/or medicinal purposes. Through leadership efforts in the Florida Cannabis Industry Association and an alliance with the Drug Policy Alliance and the Drug Policy Alliance’s lobbying affiliate, Drug Policy Action, the Company expects to be well positioned in helping to shape the legislation and obtain licenses if medical marijuana and/or recreational marijuana is eventually legalized in the highly coveted Florida market.

Although Florida’s Amendment 2 for Medical Marijuana failed to secure the required 60% vote on the November 4, 2014 ballot to become law, the referendum did receive just under a 58% favorable vote (60% is required in Florida to pass a constitutional amendment). Sponsors of the effort are going to seek a legislative solution from the Florida State Legislature, and if not successful intend to pursue another effort in the 2016 general election (which may also include a companion amendment for recreational legalization).

Other Markets

The Company intends to seek additional licensing opportunities in various states and territories throughout the country which have legalized recreational and/or medical marijuana use, as well as select states and territories where legalization is pending or is otherwise under consideration through joint efforts with the Drug Policy Alliance and the Drug Policy Alliance’s lobbying affiliate, Drug Action and other activists and lobbyists.

Potential future target markets include Alaska, Arizona, California, Colorado, Connecticut, Illinois, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, Vermont, Washington D.C., Washington State and others.

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

•	All operations are to be conducted in accordance with state and local laws and regulations and guidance outlined in the U.S. Department of Justice “Cole Memo” dated August 29, 2013.
Table of Contents	19

•	The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.
•	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.
•	The Company plans to work with law enforcement and government officials to insure compliance with all regulations.

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

AFAI expects to advance its efforts through a number of carefully planned efforts, including:

•	Further development of the association founded by and led by AFAI – Project Jetropha – that seeks to promote partnership and knowledge sharing among small biofuels companies seeking to join larger corporate efforts to introduce high quality biofuels into the aviation sector.
•	Establish a Special Purpose Vehicle (SPV) to enable the Company to partner with other Jatropha focused enterprises in a joint development project, particularly an entity with a proprietary, demonstrated technology.
•	Look outside of Latin America to other regions where Jatropha can successfully be grown in a sustainable and responsible manner.
•	Seek capital support from governments and agencies charged with advancing biofuels and/or development projects in emerging areas.

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

Critical Accounting Estimates

The following are deemed to be the most significant accounting estimates affecting us and our results of operations.

Table of Contents	20

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

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended December 31, 2013 and the three months ended September 30, 2014, there were no deemed impairments of long-lived assets.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013.

With the opening of the Company’s first MMD in Portland Oregon, we had revenues of $36,978 for the three months ended September 30, 2014 versus no revenues for the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $90,221 to $98,697 in third quarter 2014 compared to the same period in 2013. The increase results from the Company’s entrance into the medical marijuana market and expenses associated with launching operations at their first licensed MMD in Portland, Oregon.

Professional fee expense

Professional fees increased by 210,997 to $265,497 in the third quarter of 2014 compared to the same period in 2013. The Company’s entrance into the medical marijuana market resulted in increased expenses.

Table of Contents	21

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Professional fees increased by $422,077 to $561,253 in first nine months of 2014 compared to the same period in 2013. The increase results from the Company’s entrance into the Medical Marijuana market and expenses associated with launching operations at their first licensed MMD in Portland, Oregon.

Liquidity and Capital Resources

During the third quarter of 2014 we issued $260,000 convertible debt. The debt is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The stated interest rate on the debt is 10%. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.

During the third quarter of 2014 we issued $100,000 of debt with a stated interest rate of 10%. The Note is payable on December 31, 2014

For the nine months ended September 30, 2014 we invested $64,730 in equipment and leasehold improvements at our retail location.

Accordingly, with increased capital improvements and increased expenses associated with the launch of the Medical Marijuana business plan the Company’s cash reserves as of September 30, 2014 were $45,198 versus $166 for the same period in 2013. While the Company believes that they will continue to have increased access to investment capital to develop its Medical Marijuana and Legal Recreational Marijuana business plan, there can be no assurance that this will be so.

Although the Company achieved revenues in the third quarter through the opening of their first Kaya Shack MMD and is no longer considered a Development Stage Company, the Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Going Concern

The Company’s financial statements as of and for the three months ended September 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $5,312,493 from inception through the period ended September 30, 2014. The Company had a net loss of $360,775 for the three months ended September 30, 2014. At September 30, 2014 the Company had a working capital deficiency of $397,549, an accumulated deficit of $5,312,493 and a net capital deficiency of $841,432. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Table of Contents	22

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2014, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective subject to the limitations set forth below.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Table of Contents	23

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of September 30, 2014. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

1.	Company management does not yet have written documentation of the Company’s internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement Section 404 of the Sarbanes-Oxley Act and may be applicable to the Company in future years.
2.	Company management does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s extremely small size and the fact that the Company has only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.
3.	The Company currently does not employ any full-time accounting personnel, which means the Company lacks the requisite expertise in the key functional areas of finance and accounting. In addition, this means that the Company does not have available personnel to properly implement control procedures.
4.	The Company does not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
5.	Company management has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there the Company lacks segregation of duties.
6.	There is a strong reliance on the external auditors and contract accountants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.
7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In light of the material weaknesses described above, Company management performed additional analysis and other procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, Company management believes that the financial statements included in this Current Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

In addition, although the Company’s controls are not effective, these significant weaknesses did not result in any material misstatements in the Company’s financial statements. The Company’s management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) has, subsequent to the evaluation period, appointed outside directors and will establish an audit committee in the future.

(b) Changes in Internal Control and Financial Reporting. Other than the weaknesses identified above, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	24

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.11. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. The funds were used for general working capital. For more information please see “Debt and Installment Agreement”, footnote 7.

On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.10. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. The funds were used for general working capital. For more information please see “Debt and Installment Agreement”, footnote 8.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Craig Frank, Acting Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 .

32.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to 18 U.S.C. 1350.

32.2	Certification of Craig Frank, Acting Chief Financial Officer, pursuant to 18 U.S.C. 1350.

Table of Contents	25

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2014		ALTERNATIVE FUELS AMERICAS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Craig Frank
Craig Frank, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	26