Form 10-K
period 2014-12-31
Alternative Fuels Americas, Inc.
filed 2015-04-15
CIK 1530746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 333-177532

KAYA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,713,667 as of March 31, 2015 based on the closing price of $0.08 of the Company’s common stock on the Over-the-Counter Bulletin Board on March 31, 2015. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 85,989,325 shares of common stock outstanding as of April 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

KAYA HOLDINGS, INC.

FORM 10-K INDEX

PART I

FORWARD LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are contained principally in the sections titled “ Item 1. Business ” and “ Item 1A. Risk Factors,” and “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

ITEM 1. Business.

Background

Kaya Holdings, Inc. (“KAYS”, “”we”, “us”, “our” or the “Company”) was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“Netspace”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation in January 2010 in a stock-for-stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc. (AFAI). A Certificate of Amendment to the Certificate of Incorporation was filed in March 2015 changing the Company’s name from Alternative Fuels Americas, Inc, Inc. to Kaya Holdings, Inc and on April 6, 2015 FINRA approved the name and symbol change to “KAYS”.

From 2010 -2014 the Company was engaged in seeking to develop a biofuels business. In January 2015 the Company determined that it was in the best interests of its stockholders to discontinue its biofuel development activities, and to instead leverage its agricultural and business development experience and focus all its resources on the development of legal medical and recreational marijuana opportunities in the United States and in select international markets.

In 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the Kaya Shack brand for its retail operations and on July 3, 2014 opened the Kaya Shack Medical Marijuana Dispensary in Portland, Oregon and became the first US publicly traded company to own and operate a MMD. Initial customer acceptance and media coverage was very positive, including many references to AFAI as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources.

In April 2015 KAYS announced that it has commenced with its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana. The grow operation places KAYS as the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States.

Table of Contents	1

Our corporate office is in Fort Lauderdale, Florida and our address is 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301. Our website is www.kayaholdings.com. Information contained on our website does not constitute part of this Annual Report.

General

Following the successful introduction of legal recreational marijuana in Colorado and Washington, the Company incorporated its majority owned subsidiary Marijuana Holdings Americas, Inc. (MJAI) to operate as a grower, processor, distributor and/or retailer of legal recreational and/or medical marijuana in jurisdictions where it is legal in accordance with State law. After an evaluation of several factors including barriers to entry, costs and potential, the Company targeted Oregon as the first market within which to open a state licensed medical marijuana dispensary (MMD).

In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the Kaya Shack brand for its retail operations and on July 3, 2014 opened the first Kaya Shack at 1719 SE Hawthorne Boulevard in Portland, Oregon. In April 2015 KAYS announced that it has commenced with its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana.

Market Overview

To date, 23 U.S. states and the District of Colombia have laws permitting legal marijuana for medicinal uses, and 4 states, Washington, Colorado, Alaska and Oregon, as well as the District of Colombia have voter passed amendments permitting the use of marijuana for recreational purposes.

According to Arcview, a group active in tracking the legal marijuana industry, in 2013 the market for legal marijuana was $1.43 billion annually, expected to rise to $2.34 billion by the end of 2014, for a 64% increase in market size, and will exceed $18 billion in annual sales by 2018.

Implementation

Following the successful introduction of legal recreational marijuana use in Colorado and Washington, the Company incorporated its majority owned subsidiary Marijuana Holdings Americas, Inc. (MJAI) to operate as a grower, processor, distributor and/or retailer of legal recreational and/or medical marijuana in jurisdictions where it has been or is expected to be approved. After an evaluation of several factors including barriers to entry, cost factors and potential rewards for success, the Company targeted Oregon as the first market to open a state licensed medical marijuana dispensary (MMD).

Oregon: Current and Future Operations

Table of Contents	2

Kaya Shack Retail Medical Marijuana Dispensary Operations

In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the Kaya Shack brand for its retail operations and on July 3, 2014 opened the Kaya Shack Medical Marijuana Dispensary in Portland, Oregon and became the first US publicly traded company to own and operate a MMD.

After our first 9 months of operations, our current medical marijuana products available to patients at the flagship Portland facility feature over 30 popular strains of marijuana including our proprietary, high-grade “Kaya Kush” Marijuana grown exclusively for the Kaya Shack (independent testing performed on 11/10/2014 confirms a total THC/Cannabinoid content in excess of 25%), various smokable concentrates including butane hash oil (B.H.O.) and CO2 oil extract (wax, shatter) which range in potency from approximately 40% to over 80% THC, high grade RSO Oil which is sought after for pain and cancer symptom alleviation, 2 high CBD – low THC strains (Critical Mass and Harlequin) and various marijuana infused tinctures and edibles including “Kaya Candies”, “Kaya Caramels” and an assortment of cookies and cakes for patients who do not smoke.

Kaya Farms Medical Marijuana Grow Operations

Table of Contents	3

On April 7, 2015, KAYS announced that it has commenced with its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana. By forming the Kaya Farms Medical Marijuana Grow to feed the Kaya Shack supply chain, KAYS became the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States.

On April 11-12, 2015 KAYS employees and contractors harvested the final round of our first medical marijuana crop rotations which yielded the company nearly 25 pounds of Oregon Connoisseur-Grade Medical Marijuana since January 1, 2015. The grow operation will rotate varieties within the perpetual harvest room to include more than 30 strains of marijuana. The Company expects to expand the grow operations throughout 2015, enlarging capacity and increasing the number of varieties grown.

While the Company intends to both maintain and increase operations within the medical marijuana market in Oregon through potential acquisition of existing MMDS and the formation of new medical grow operations pursuant to existing Oregon State Licensing Regulations, Management believes that the larger opportunity will be with the new recreational market that will be unfolding in Oregon with the passing of Measure 91 in November 2014 that involves vertical integration utilizing Producer, Processor, Wholesaler and Retailer licenses. Unlike the medical marijuana program, there are no restrictions or limitations with the Recreational Market regarding patient qualifications, and a much larger market will open up for retail demand, which the Company intends to aggressively exploit by leveraging their Oregon MMD experience and public company status.

Florida

KAYS has established a firm position in the emerging Florida market through founding and sponsoring of the Florida Cannabis Industry Association and alliances with other groups seeking passage of medical marijuana/recreational legislation in Florida. Judging from the experiences in other states, such as Colorado, Oregon and Nevada, the local Cannabis Industry Association is a leading force in the construction and passage of the legislation that decriminalizes marijuana and permits its legal cultivation, distribution, possession and sale for recreational and/or medicinal purposes. Through leadership efforts in the Florida Cannabis Industry Association and an alliance with the Drug Policy Alliance and the Drug Policy Alliance’s lobbying affiliate, Drug Policy Action, the Company expects to be well positioned in helping to shape the legislation and obtain licenses if medical marijuana and/or recreational marijuana is eventually legalized in the highly coveted Florida market.

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

Table of Contents	4

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

Marketing and Sales

The Company will only market its legal marijuana as required to be in compliance with State law.

The Company launched Kaya Shack’s marketing campaign on January 1, 2015, prior to which the store’s customer base was organically developed. The plan is comprised of 4 cornerstones:

•	Promoting and establishing the Kaya Shack brand.
•	A positive and active online presence.
•	Daily specials and promotions.
•	Quirky and fun holiday specials.

The core strategic marketing objectives include:

•	Establish the Kaya Shack Brand – positioning the Company’s brand to have positive and value related associations with all prospective and existing customers.
•	Operate Cooperatively - cooperation, as a strategy, helps develop a network of suppliers and marketing channels able to promote Kaya Shack.
•	Deliver Value - customer value is achieved when the perceived value of what we sell along with the value of the experience we deliver exceeds the price we charge.
•	Drive Customer Traffic - the only two ways to increase store income is to sell more to our existing customers and attract new customers. Programs are in place to accomplish both tasks.

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

Table of Contents	5

Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, which could hinder or prevent the growth of our business.

Federal, state and local laws and regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws or allegations of such violations could disrupt our planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. There can be no assurance that we will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Competition

The legal marijuana sector is rapidly growing and the Company faces significant competition in the operation of MMFs and Grow facilities. Many of these competitors will have far greater experience, more extensive industry contacts and greater financial resources than the Company. There can be no assurance that we can adequately compete to succeed in our business plan.

Employees

As of the date of this Annual Report, the Company’s Oregon subsidiary for the Kaya Shack Retail Medical Marijuana Dispensary and the Kaya Farms Grow Operation have a total of eleven (11) part time store employees including budtenders, trimmers, growers, and a store manager, inventory control supervisor and marketing coordinator. Additionally we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees and will be hired and other consultants engaged in the future as our business expands.

ITEM 1A. Risk Factors

We have a limited operating history with our current business.

The Company was incorporated in 1993 and has engaged in a number of businesses as both a private and as a publicly held company, including the online sale of specialty foods, online marketing and website development.

KAYS’s legal marijuana business, which it has focused on since 2014, has generated limited revenues to date. Operations are subject to all the problems, expenses, difficulties, complications and delays encountered in establishing new businesses. The Company does not know if it will become commercially viable, generate significant revenues or operate at a profit.

The Company will require additional financing to become commercially viable.

The Company’s current marijuana business can be capital intensive.

For the period from January 2010 through December 31, 2013 the Company raised approximately $2,357,400 through a series of private of debt and equity offerings to finance operations for its Jatropha based biodiesel business. For the period from January 2014 through December 31, 2014 the Company raised approximately $900,000_through a series of private debt and equity offerings to finance operations for the development of opportunities within the legal recreational and medical marijuana sectors.

The Company incurred net losses of  $11,76,013 and 1,382,186 for the years ended December 31, 2013 and 2014, respectively.  At December 31, 2014, we had a total stockholders' deficit of $1,120,397, a working capital deficiency of $ 619,954 limited working capital and we are totally dependent on our ability to raise capital to fund operations.

Table of Contents	6

Although the Company achieved revenues in the third quarter through the opening of their first Kaya Shack MMD and is no longer considered a Development Stage Company, the Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s success will be dependent in part upon its ability to attract qualified creative marketing, sales and development professionals. The inability to do so on favorable terms may harm the Company’s proposed business.

KAYS must effectively meet the challenges of managing expanding operations.

The Company’s business plan anticipates that operations will undergo significant expansion in 2015 and beyond. This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

Marijuana remains illegal in the United States under federal law.

Notwithstanding its legalization for recreational and/or medical use by a number of states, the growing, transport, possession or selling of marijuana continues to be illegal under federal law. Although the Obama administration has made a policy decision to allow implementation of state laws legalizing recreational and/or medical marijuana use and not to federally prosecute anyone operating under state law, that policy could change at any time, which might render MJAI’s planned operations illegal and adversely affecting KAYS’s business, financial condition and results of operations.

The marketing and market acceptance of marijuana may not be as rapid as KAYS expects.

The market for legal marijuana is quickly evolving, and activity in the sector is expanding rapidly. Demand and market acceptance for legal marijuana are subject to uncertainty and risk, as changes in the price and possible adverse political efforts could influence and denigrate demand. KAYS cannot predict whether, or how fast, this market will grow or how long it can be sustained. If the market for legal marijuana develops more slowly than expected or becomes saturated with competitors, KAYS’s operating results could be adversely impacted.

Table of Contents	7

KAYS’s marijuana activities are part of an emerging industry.

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

Our business could be affected by changes in governmental regulation.

Federal, state and local laws and regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws or allegations of such violations could disrupt KAYS’s planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. There can be no assurance that KAYS will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Our business will be subject to other operating risks which may adversely affect the Company’s financial condition.

Our planned operations will be subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:

•	breakdown of the equipment;
•	labor disputes;
•	imposition of new government regulations;
•	sabotage by operational personnel;
•	cost overruns; and
•	fire, flood, or other acts of God.

We will likely face significant competition.

The legal marijuana industry is in its early stages and is attracting significant attention from both small and large entrants into the industry. KAYS expects to encounter significant competition as it implements its business strategy. The ability of KAYS to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could adversely affect our business, financial condition and results of operations.

The successful operation of KAYS’s business will depend in part upon the supply of marijuana and marijuana infused products from third party, non-affiliated suppliers and any interruption in that supply could significantly harm our business, financial condition and results of operations.

In certain states within which KAYS expects to operate, the supply of marijuana and marijuana infused products must by law be provided by third-party, non- affiliated suppliers. The failure of these suppliers to provide us with sufficient quantities or the proper quality of marijuana and marijuana infused products could damage the Company’s reputation and significantly harm our business, financial condition and results of operations.

Table of Contents	8

RISKS RELATED TO OUR PUBLIC COMPANY STATUS AND OUR COMMON STOCK

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial office and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

Management and the Board of Directors may be Indemnified.

The Certificate or Articles of Incorporation and Bylaws of each KAYS and MJAI provide for indemnification of directors and officers at the expense of the respective corporation and limit their liability. This may result in a major cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers. The Company has been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The market for the KAYS Shares is extremely limited and sporadic and there is no market for the MJAI Shares and none is expected to develop following the completion of this Offering or in the foreseeable future.

Table of Contents	9

KAYS’s common stock is quoted on the OTCQB exchange. The market KAYS’s common stock is limited and sporadic. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of KAYS’s common stock for reasons unrelated to operating performance. Moreover, the trading of securities in the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like the New York Stock Exchange. There is no market for MJAI’s common stock and none is expected to develop following the completion of this Offering or in the foreseeable future. Accordingly, investors in this Offering may have difficulty in liquidating their investment in the Company.

KAYS’s common stock is a penny stock. Trading of KAYS’s common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

KAYS’s common stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. KAYS’s common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term “accredited investor ” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, KAYS’s common stock.

In addition to the penny stock rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require when recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low -priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy KAYS’s common stock, which may limit investor ability to buy and sell KAYS’s common stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact KAYS’s common stock.

Table of Contents	10

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The board of directors of KAYS has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect common stockholder voting power and rights upon liquidation.

KAYS’s Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our principal stockholders, including our CEO, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

The CEO of KAYS and the principal holder of KAYS common stock hold 26,267,010 shares of common stock, combined. Additionally, the CEO owns 50,000 shares of KAYS Series C Convertible Preferred Stock and the principal holder of KAYS have $500K of Convertible promissory Notes which are convertible into 50,000 shares of Series C Convertible Stock. These preferred shares and convertible promissory notes can be converted into a total of 43,329,970 shares of KAYS common stock which, added to the common shares of KAYS held by both parties gives them majority voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval, as well as control the affairs of MJAI, as a majority-owned subsidiary of KAYS. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

Neither KAYS nor MJAI has paid cash dividends on their respective shares of common stock. Neither KAYS nor MJAI expects to pay cash dividends on its common stock at any time in the foreseeable future. The future payment of dividends depends upon future earnings, capital requirements, financial requirements and other factors that the companies’ boards of directors will consider. Since they do not anticipate paying cash dividends on the common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of the common stock.

Table of Contents	11

The conversion of KAYS’s outstanding preferred stock by the CEO and convertible debt held by one insider would result in the issuance of 45,614,690 shares of KAYS’s commons stock. Additionally, conversion of other convertible debt held by other shareholders listed herein would result in further dilution to KAYS shareholders. Accordingly such market overhang could adversely impact the market price of the common stock.

KAYS has 55,120 shares of Series C Convertible Preferred Stock outstanding, 50,000 of which are held by our CEO. Additionally, KAYS has $500K of Convertible Notes outstanding held by our principal stockholder which are convertible into 50,000 shares of Series C Convertible Stock. These preferred shares and convertible promissory notes can be converted into a total of 43,329,970 shares of KAYS common stock. Additionally, the company has other convertible debt listed herein which would result in further dilution if converted Such market overhang could adversely impact the market price of KAYS’s common stock as a result of the dilution which would result if such securities were converted into shares of KAYS common stock.

Future sales of shares of KAYS common stock pursuant to Rule 144 under the Securities Act could adversely affect the market price of KAYS’s common stock.

KAYS currently has approximately 56,577,781 outstanding shares of its common stock which were issued pursuant to exemptions from registration under the Securities Act and applicable state securities laws, but which are now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws. The potential of such sales could adversely affect the market price of KAYS’s common stock.

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

We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested- director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

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

ITEM 2. Properties.

We do not own any real property. The Company moved offices and signed a new lease in March 2014 and now maintains office space at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida 33301, pursuant to the terms of a commercial office lease providing for rental payments of $2,544 per month. The term of the office lease expires on March 18, 2016.

We operate a Kaya Shack dispensary at 1719 SE Hawthorne Boulevard, Portland, Oregon 97214. We signed a lease on April 9, 2014. The term of the lease is five years. The initial monthly rent was $2,250.00 for the first 12 months, with an annual rental rate increase of 4% effective May of each subsequent year.

Table of Contents	12

ITEM 3. Legal Proceedings.

On August 22, 2014, a complaint was filed in the Circuit Court of the 17 th Judicial Circuit in and for Broward County, Florida (CACE 14-016324) entitled Neil Swartz vs. Alternative Fuels Americas, Inc.

The complaint by Mr. Swartz (a former AFAI executive officer and director) alleges that 44,880 shares of AFAI’s Series A Preferred Stock (which AFAI’s SEC filings reflect were contributed back to the Company for cancellation) were, in fact, not returned, and are still the property of Neil Swartz. Additionally, the complaint alleges that 5,120 shares of AFAI’s Series A Preferred Stock held by AFAI in book-entry form for Mr. Swartz should be released to Mr. Swartz.

The Company has in its possession what it believes to be substantial and irrefutable documentation that the 44,480 shares of AFAI’s Series A Preferred Stock were returned to the Company by Mr. Swartz for cancellation. Additionally, the Company believes that it is justified in withholding the release of the remaining 5,120 shares of AFAI’s Series A Preferred Stock to Mr. Swartz, pending resolution of claims against Mr. Swartz arising from unauthorized and inappropriate activities by Mr. Swartz both during his tenure as an executive officer of the Company, as well as during his subsequent association with the Company as a consultant.

AFAI filed a motion for dismissal of the suit, which was granted on October 1, 2014, with leave to amend. Mr. Swartz filed an amended complaint on October 2, 2014. The Company then filed a new motion to dismiss on October 13, 2014, which is awaiting a ruling by the Court. In the event that the pending motion for dismissal is not granted and the action proceeds, AFAI is prepared to aggressively bring counterclaims against Mr. Swartz and seek substantial damages from him.

AFAI has fully evaluated the action brought against it by Mr. Swartz and considers that the likelihood of an unfavorable outcome of this case to be unlikely. However, any decision against the Company could have a materially adverse impact on AFAI’s financial statements.

ITEM 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	13

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Extremely Limited Market for Common Stock.

Our common stock is currently traded on the OTCQB under the symbol “KAYS”. Such market is extremely limited. We can provide no assurance that our shares will be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

The following table sets forth the range of high and low bid quotations, obtained from Yahoo Finance, for our common stock as reported each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter ended	High	Low

March 31, 2013	$—	$—
June 30, 2013	$0.45	$0.10
September 30, 2013	$0.15	$0.05
December 31, 2013	$0.22	$0.04
March 31, 2014	$0.38	$0.02
June 30, 2014	$0.28	$0.06
September 30, 2014	$0.21	$0.07
December 31, 2014	$0.15	$0.05

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

Table of Contents	14

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock.

As of December 31, 2014 we had 483 holders of record of our common stock. One of these holders is CEDE and company, which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients. As of March 4, 2015 there were 1,566 KAYS shareholders that consented to have their name and shareholding information released to KAYS, so as of this date there are over 2,000 holders of KAYS common stock.

Securities Authorized for Issuance under Equity Compensation Plans

At December 31, 2013, we had 2,500,000 shares of KAYS common stock reserved for issuance under our 2011 Incentive Stock Plan (“Plan”). During the year 2014, 2,500,000 shares were issued to Consultants of the Company and at December 31, 2014, we had no remaining shares of common stock reserved for issuance under our Plan.

On January 9, 2015 the Company filed “Post Effective Amendment No.1” to the Plan and registered another 7,500,000 shares of KAYS common stock. As of April 15, 2015 6,000,000 shares have been awarded to consultants under the terms of the Plan and there remains 1,500,000 shares of common stock reserved for issuance under our Plan.

ITEM 6. Selected Financial Data.

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We had $74,527 in revenue for the years ended December 31, 2014 and no revenue for the year ending 2013. Accordingly, management believes the most informative discussion is to present expenses and comment thereon.

	2014		2013
Operating expenses:
Selling, general and administrative	$1,073,729	82.3%	$281,548	95.0%
Salaries	18,826	17.7%		5.0%
Total operating expenses	$1,092,555	100.0%	$281,548	100.0%

Year ended December 31, 2014 compared to year ended December 31, 2013.

Total operating expenses increased approximately $811,007 in 2014 as compared to 2013. As noted elsewhere, we have been operating at extremely low levels of liquidity since April 2011. This affected both our ability to raise capital and also necessitated close attention to expenses. Our increase in expenses is related to the opening of our retail location.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $792,181 in 2014 compared to 2013. The primary components of the increase result from a substantial increase in both the number of consultants and management professional as well as their fees.

Table of Contents	15

Interest expense

The increase in interest expense is the result of increased debt principal and interest in 2014 compared to 2013.

Liquidity and Capital Resources

Since January 2014, the Company has raised a total of $900,000, in a series of private placements of debt and equity securities. Management recognizes the Company’s current financial difficulties that, at December 31, 2014, include a working capital deficiency of $625,287 and limited cash. However, management believes that its Plan of Operations is strong. This plan recognizes the Company’s need to generate working capital to successfully develop its operations towards the goal of successfully operating in the legal recreational and medical marijuana sectors.

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

Table of Contents	16

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

Table of Contents	17

KAYA HOLDINGS, INC.

Table of Contents	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Alternative Fuels America, Inc.. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alternative Fuels America, Inc.. and Subsidiaries (“the Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

April 15, 2015

Table of Contents	F-1

Kaya Holdings, Inc and Subsidiaries
FKA (Alternative Fuels Americas, Inc.) Consolidated Balance Sheet

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$35,194	$185
Inventory - Net of Allowance	5,267
Prepaid license fee	1,667	—
Total Current Assets	42,128	185

OTHER ASSETS:
Property and equipment, net	57,379	2,821
Deposits	16,200	—
	73,579	2,821
Total Assets	115,707	3,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expense	215,174	514,926
Accounts payable and accrued expense - related parties	20,019	—
Accrued interest	8,705
Convertible Notes Payable	25,000	—
Convertible Note Payable - net of Discount	189,993	—
Derivative liabilities	8,434
Current portion of installment agreement	—	5,000
Current portion of loans payable	200,000	796,900
Total Current Liabilities	667,415	1,316,826

LONG TERM LIABILITIES:
Convertible Note Payable - related party - Net of Discount	303,213
Note Payable - Related Party	270,809	—
Total Long Term Liabilities	574,022	—
Total Liabilities	1,241,437	1,316,826

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized; 55,120 and 55,120 issued and outstanding at December 31, 2014 and 2013	55	55
Common stock , par value $.001; 250,000,000 shares authorized; 77,289,325 shares issued as of December 31, 2014 and 68,449,325 shares issued as of December 31, 2013	77,289	68,449
Additional paid in capital	4,436,217	2,956,948
Subscriptions payable	114,500
Accumulated Deficit	(5,519,468)	(4,339,272)
Non-controlling Interest	(234,323)	—
Net Stockholders' Equity/(Deficit)	(1,125,730)	(1,313,820)
Total Liabilities and Stockholders' Equity/(Deficit)	$115,707	$3,006

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-2

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.)
Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013

Net Sales	$74,527	$—

Cost of Sales	49,038	—

Gross Profit	(25,489)	—

Operating Expenses:
Salaries and Wages	18,826	—
General and Administrative	1,067,067	281,548

Total Operating Expenses	1,092,555	281,548

Operating Loss	(1,097,066)	(281,548)

Other Income(expense)
Interest Expense	(417,883)	(60,540)
Derivative Liabilities Expense	(22,298)	—
Change in Derivative Liabilities Expense	38,864	—
Other income	20,369	—
Amortization of Debt discount	(25,000)	—
Loss on obligation settlement	—	(75,002)
Inventory Allowance	(28,000)
Forgiveness of debts	86,495	—
Total Other Income(Expense)	(347,453)	(135,542)

Net (loss) before Income Taxes	(1,414,520)	(417,090)

Provision for Income Taxes	(234,323	—

Net (loss)	(1,180,197)	(417,090)

Net (Loss) attributed to non-controlling interest	(243,997)	—

Net (loss) attributed to Kaya Holdings, Inc.	(1,172,522)	(417,090)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	74,825,644	68,882,197

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred stock -Class C		Common Stock		Additional	Subscribed		Non-	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	shares not issued	Accumulated Deficit	controlling Interest	Equity (Deficit)

Balance at December 31, 2012	55,120	55	68,049,325	$68,049	$2,929,348		$(3,922,182)		$(924,730)
Issuance of common stock for cash			200,000	200	9,800				10,000
Conversion of note payable			200,000	200	17,800				18,000
Net Loss for the year ended December 31, 2013	—	—	—	—	—		—		—
Balance at December 31, 2013	55,120	55	68,449,325	$68,449	$2,956,948		$(4,339,272)		$(1,313,820)
Beneficial Feature of Convertible Debt					728,109				728,109
Common stock issued for services at $0.04 per share			1,400,000	1,400	54,600				56,000
Common stock issued for services at $0.04 per share			100,000	100	3,900				4,000
Common stock issued for services at $0.085 per share		85	1,000,000	1,000	78,000				79,000

Table of Contents	F-4

Common stock issued for services at $0.065 per share	1,000,000	1,000	64,000	65,000

Common stock issued for services at $0.10 per share			1,615,000	1,615	159,885				161,500
Common stock issued for cash at $0.10			3,100,000	3,100	306,900				310,000
Common stock issued as charitable contribution at $.085 per share			500,000	500	42,000				42,500
Common stock issued for payment of inventory at $0.10			25,000	25	2,475				2,500
Common stock issued for payment of interest at $0.085			100,000	100	8,400				8,500
Imputed Interest					31,000				45,000
Common stock for cash not issued						25,000
Common stock for services not issued						70,000
Common stock for services not issued						14,000
Common stock for services not issued						5,500
Net Loss for the year ended December 31, 2014	—	—	—	—	—	—	(1,180,197)	(243,323)	(1,414,520)
Balance at December 31, 2014	55,120	55	77,289,325	77,289	4,436,217	114,500	(5,519,469)	(243,323)	(1,125,730)

The accompanying notes are an integral part of the financial statements.

Table of Contents	F-5

Kaya Holdings, Inc. and Subsidiares
FKA (Alternative Fuels Americas, Inc.)
Consolidated Statement of Cashflows
	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(1,180,196)	$(417,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Loss Attributable to Non-Controlling Interest	(243,323)
Depreciation	10,172	5,035
Gain from restructure of stockholder loan	(86,459)
Derivative Expense	22298
Change in derivative liabilities	(38,864)
Amortization of debt discount	380,174	—
Imputed interest	31,000	—
Inventory Allowance	28,000	—
Stock issued for services	455,000	—
Stock issued as contribution	42,500
Loss from obligation settlement		75,002
Changes in operating assets and liabilities:
Prepaid Expense	(1,667)
Inventory	(30,767)
Inventory Allowance	30,000
Deposits	(16,200)
Accounts payable and accrued expenses	(179,093)	213,759

Net cash used in operating activities	(770,461)	(123,294)

INVESTING ACTIVITIES:
Purchase of property and equipment	(64,730)
Proceeds for equipment	—	(1,121)
Net cash used in investing activities	(64,730)	(1,121)

FINANCING ACTIVITIES:
Payments on installment agreement	(5,000)	(27,500)
Payments on related party debt	(24,800)	—
Proceeds from related party debt		—
Proceeds from stockholder loans		124,100
Proceeds from Convertible debt	365,000	—
Proceeds from Note Payable	100,000	—
Proceeds from sales of common stock	335,000	28,000
Net cash provided by (used in) financing activities	870,200	124,600

NET INCREASE IN CASH	35,009	185

CASH BEGINNING BALANCE	185	—

CASH ENDING BALANCE	$35,194	$185
Table of Contents	F-6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Value of shares issued for convertible debt		—
Value of convertible preferred shares of subsidiary issued	96,000	—
Value of shares issued to settle accrued expenses	35,000	—
Value of shares issued to settle accounts payable	100,000	—
Value of shares issued for inventory purchase	2,500
Value of shares issued to settle interest expenses	8,500

Table of Contents	F-7

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc. FKA (Alternative Fuels Americas, Inc.) is a holding company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 in a stock-for-member interest transaction and issued 6,567,247 shares of common stock and 100,000 shares of Series C convertible preferred stock to existing shareholders. Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation). Certificate of Amendment to the Certificate of Incorporation was filed in March 2015 changing the Company’s name from Alternative Fuels Americas, Inc. (a Delaware corporation) to Kaya Holdings, Inc.

The Company has three subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) and Alternative Fuels Costa Rica AFA-CR, LTDA which are both wholly-owned, and as of 2014, Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary.

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

In April 2015 KAYS announced that it has commenced with its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the year ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,180,197 for the year ended December 31, 2014 and $417,090 for the year ended December 31, 2013 At December 31, 2014 the Company has a working capital deficiency of $627,017 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

•	the sale of additional equity and debt securities,
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
Table of Contents	F-8

•	other business transactions to assure continuation of the Company’s development and operations,
•	development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

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

Table of Contents	F-9

Non-Controlling Interest

The company owns 55% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents

Inventory

Inventory will consist of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company will periodically review historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  As of December 31, 31, 2014 the company determined that a valuation allowance of $28,000 was necessary due to market valuation.

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

Table of Contents	F-10

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

Table of Contents	F-11

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Table of Contents	F-12

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

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Table of Contents	F-13

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	F-14

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

Table of Contents	F-15

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

Table of Contents	F-16

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

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 2.17% at December 31, 2014 and weighted average volatility of 85.63%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

NOTE 4 – NOTES PAYABLE

	December 31, 2014	December 31, 2013

Loan payable - Stockholder, 8%, Due December 31, 2015, unsecured (3)	$250,000	$737,100
Loan payable - Stockholder, due on Nov 1, 2014, unsecured (1)	25,000	10,000
Loan payable - Stockholder, unsecured (2)	-0-	24,800
Note Payable - 10% due March 15, 2015 (5)	100,000	-0-
Note Payable - 10% due December 31, 2014 (4)	100,000	-0-
	$475,000	$771,900

Table of Contents	F-17

(1)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI extended to Payee an option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life. On October 31, 2013 the maturity date of the note was extended to November 31, 2014 with four quarterly payments of $2,500 due March 31, 2014, June 30, 2014, December 31, 2014 and November 30, 2014. Additionally, the option was surrendered to the company in exchange for 100,000 shares of AFAI stock as full payment for all interest due through November 30, 2014.

(2)	In 3rd Qtr. of 2013 a stockholder of the company agreed to loan the company up to $25,000 for expenses on an as needed, non-interest bearing basis.

(3)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,928. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of 20,809

(4)	On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due Dec 31, 2014 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of December 31, 2014, this balance has not been paid.
(5)	On November 25, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due March 31, 2015 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of December 31, 2014, this balance has not been paid.

NOTE 5 – CONVERTIBLE DEBT

	December 31, 2014	December 31, 2013

Convertible note - related party, Due December 31, 2015 unsecured (2)	500,000	-0-
Convertible note - 10% due June 9, 2015 (3)	50,000	-0-
Convertible note - 10% due June 13, 2015 (4)	25,000	-0-
Convertible note - 10% due January 13, 2015 (5)	160,000	-0-
Convertible note - 10% due June 13, 2015 (6)	100,000	-0-
Convertible note - 10% due June 30, 2015 (7)	30,000	-0-
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$890,000	$25,000

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.

Table of Contents	F-18

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

Accrued interest on this note that was charged to operations for the year ended December 31, 2014 totaled approximately $7,760. Amortization of the discounts for the year ended December 31, 2014 totaled $25,000, which was charged to interest expense. The balance of the convertible note at December 31, 2014 including accrued interest and net of the discount amounted to $32,760.

A recap of the balance of outstanding convertible debt at December 31, 2014 is as follows:

Principal balance	$25,000
Accrued interest	7,760
Balance maturing for the period ending:
December 31, 2014	$32,760

(1)	The Company valued the derivative liabilities at December 31, 2014 at $8,504. The Company recognized a change in the fair value of derivative liabilities for the three months ended December 31, 2014 of $38,864, which were charged to operations.. In determining the indicated values at December 31, 2014, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.105, and conversion prices ranging from $.084 per share.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,929. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is 303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(3)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $17,551.

Table of Contents	F-19

(4)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $2,473.

(5)

On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a beneficial conversion feature when the debt becomes convertible as of January 13, 2015. As of December 31, 2014, the balance was $160,000 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $75,836.

(6)	On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $56,906.

(7)	On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $30,000. The beneficial conversion feature in the amount of $8,250 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $670.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Table of Contents	F-20

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

At the end of December 31, 2014 the company had authorized the issuance of 1,500,000 shares of common stock to be issued. 250,000 shares for cash received of $25,000 and the remaining 1,250,000 shares to be issued for consulting services. The consulting shares were approved to be issued on January 27, 2015 for the period ended December 31, 2014 and we valued at $0.07 per share for a total value of services rendered of $87,500. Total Stock subscriptions payable of $112,500

NOTE 7 – LEASES

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

Minimum future lease commitments are:

Year	Amount

2015	56,880
2016	36,396
2017	30,360
2018	31,584

Rent expense was $65,162 for the year ended December 31, 2014, and $17,900 for the year ended December 31, 2013, respectively.

Table of Contents	F-21

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

NOTE 8 – STOCK OPTION PLAN

In 2011 the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock were reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. In January, 2014 the Company’s board of directors approved the issuance of 2,400,000 shares of our common stock to consultants of the company. The remaining 100,000 shares were approved for issuance to consultants in July of 2014

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2014	2013

Tax loss carryforward	$1,864,283	$1,509,625
Valuation allowance	(1,864,283)	(1,509,625)
	$—	$—

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The Company has net operating loss carryforwards of approximately $4,264,300 at December 31, 2014 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

None.

Table of Contents	F-22

NOTE 12 – SUBSEQUENT EVENTS

During January 2015 the company issued 8,200,000 shares of common stock valued in a range of $0.05 to $0.07 per share. Total cash received was $114,000. Total interest paid with shares was $1,500. Total value of debt paid was $30,000. Total value of assets acquired was $17,500. Total consulting services were $444,500.

During February 2015 the company issued convertible debt in exchange for $50,000 cash

During February 2015 the company issued convertible debt in exchange for $50,000 cash

During March 2015 the company issued convertible debt in exchange for $85,000 cash

In March a certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name from Alternative Fuels Americas, Inc. to Kaya Holdings, Inc. and on April 6, 2015 FINRA approved the name and symbol change to “KAYS”

Table of Contents	F-23

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

As of December 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Table of Contents	18

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information

None.

Table of Contents	19

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	54	Chairman of the Board, President, Chief Executive Officer, Chief Finance Officer, Director
Carrie Schwarz	54	Director
Jordi Arimany	37	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Craig Frank became Chairman of the Board, President, Chief Executive Officer and a Director of the Company in January 2010. For the past 15 years, Mr. Frank has served as Chairman and CEO of Tudog International Consulting, a Florida-based company with business advisory, business development, market research, training, and merchant banking divisions. During his tenure at Tudog, Mr. Frank has worked with more than 200 companies from 19 countries. In addition, in such capacity, he developed the business plan for a biofuels company based in Central America, and is the co-founder of the Company’s predecessor, which we acquired in January 2010. He remains Tudog’s Chairman. Mr. Frank is a widely published author with articles on business matters featured in magazines and newsletters internationally, including publications of the Guatemala America Chamber of Commerce, the Israel Export Institute, the Romania Chamber of Commerce, and the World Association of Small and Medium Sized Enterprises. He is also an in-demand speaker at international conferences, including the Florida Sterling Council, the International Project Management Association, The Central American Center for Entrepreneurship, the Israel Center for Entrepreneurial Studies, and the Pino Center for Entrepreneurship at Florida International University. The Company believes that Mr. Frank’s consulting and entrepreneurial experience brings significant value to our management team.

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

Table of Contents	20

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

Board of Directors Role in Risk Oversight

Members of the board of directors have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. Our board is currently comprised of a majority of independent directors. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

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

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Craig Frank,	2014	$—	$—	$—	$—	$—	$—	$84,000	$84,000
CEO/CFO/President (1)	2015	—	—	—	—	—	—	180,000	180,000
Samuel Stern, COO (2)	2014	—	—	—	—	—	—	60,000	60,000
Ronen Ben Harush, CFO (3)	2014	—	—	—	—	—	—	10,500	10,500
(1)	Mr. Frank's compensation was paid as follows:
2014 - $7,000 accrued monthly consulting fees
2013 - $145,000 through issuance of common stock and $35,000 accrued for payment in a future period.

(2)	Mr. Stern's compensation was paid as follows: $5,000 in accrued monthly consulting fees.
(3)	Mr. Ben Harush’s compensation was paid as follows: $3,500 in accrued fees per quarter.

Mr. Frank's compensation was paid to Tudog International Consulting, Inc., of which Mr. Frank is the Chairman and a principal.

Mr. Frank has been awarded preferred shares in the Company’s subsidiary, Marijuana Holdings Americas, Inc., that, upon conversion represent 15% of the total outstanding common shares.

Table of Contents	21

Employment and Consulting Agreements

The Company is currently not a party to any employment agreement with its executive officers. The Company has consulting agreements with Tudog International Consulting, of which firm Mr. Frank is Chairman and a Principal, for the services of Mr. Frank as CEO and CFO.

Outstanding Equity Awards at Fiscal Year-End

NONE.

Compensation of Directors Table

The table below summarizes all compensation paid to our nonemployee directors for 2014.

Director Compensation:

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

At December 31, 2013, we had 2,500,000 shares of KAYS common stock reserved for issuance under our 2011 Incentive Stock Plan (“Plan”). During the year 2014, 2,500,000 shares were issued to Consultants of the Company and at December 31, 2014, we had no remaining shares of common stock reserved or awards outstanding for issuance under our Plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executives officers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of April 2015.

Table of Contents	22

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares
Directors and executive officers:
Craig Frank, Hollywood, FL (1)	2,350,144	3.43%
Samuel Stern, Hollywood, FL(2)	3,748,234	4.36%
Carrie Schwarz, Hollywood, FL *	364,000	0.42%
Jordi Arimany, Hollywood, FL *	437,500	0.51%
All directors and executive officers, as a group (four)	5,848,378	8.53%
Other 5% or greater stockholders:
Ilan Sarid, Westmont, Quebec	22,966,833	27.74%

* Less than 1%

(1)	Includes shares beneficially owned by Tudog International Consulting and Drora Frank.
(2)	Dr. Sam Stern resigned as a Director of KAYS effective July 1, 2014

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

Securities Authorized for Issuance under Equity Compensation Plans

At December 31, 2013, we had 2,500,000 shares of KAYS common stock reserved for issuance under our 2011 Incentive Stock Plan (“Plan”). During the year 2014, 2,500,000 shares were issued to Consultants of the Company and at December 31, 2014, we had no remaining shares of common stock reserved or awards outstanding for issuance under our Plan.

ITEM 13. Certain Relationships and Related Transactions.

Related Party Transactions

At December 31, 2014 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103, 895 accrued interest, with interest accruing at 10%. On January 2,2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no interest until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS, which if converted are subject to resale restrictions through December 31, 2015. The remaining $250,000 is not convertible.

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

Table of Contents	23

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The following is a summary of the fees billed to us by De Meo, Young and McGrath and Bongiovanni and Associates, CPA for professional services rendered for the years ended December 31, 2014 and 2013, respectively.

	2014	2013
Audit fees	$40,140	$28,773
Audit-related fees	2,000	2,067
Tax fees	—	—
All other fees	—	—
	$42,140	$30,840

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our annual reports on Form 10-K and reviews of the consolidated financial statements included in the quarterly reports on Form 10-Q.

Audit-related fees include of billings related to the Company’s filing of Form S-8 in 2014.

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

Table of Contents	24

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accountants
•	Consolidated Balance Sheets at December 31, 2013 and 2014
•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2014
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2014
•	Notes to the Consolidated Financial Statements.
2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.
3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
b)	Exhibits

Description
3.1	Certificate of Incorporation, as amended
10.1	2011 Stock Incentive Plan +
10.2	Agrarian Parcel Lease Agreement by and between Agr Unito S.A. and Kaya Holdings, Inc..
10.3	Lease Agreement and Sale of Plantation by and between Registrant and Tempate S.A.
10.4	Form of 8% Convertible Promissory Note
10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301
10.7	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid
10.8	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.9	Amendment to Consulting Agreement between Registration and The Tudog Group + *
23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants *
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

+	Management compensation arrangement.
*	Filed herewith.

Table of Contents	25

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2015

Kaya Holdings, Inc..

By:	/s/ Craig Frank
Name: Craig Frank
Title: Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive)

By:	/s/ Craig Frank
Name: Craig Frank
Title: Acting Chief Financial Officer (Principal Financial Executive)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie Schwarz	Director	April 15, 2015
Carrie Schwarz

/s/ Jordi Arimany	Director	April 15, 2015
Jordi Arimany

By: /s/ Craig Frank

Title: Craig Frank, Chairman of the Board, President,

Chief Executive Officer and Director (Principal Executive)

By: /s/ Craig Frank

Name: Craig Frank

Title: Acting Chief Financial Officer (Principal Financial Executive)

Table of Contents	26