Form 10-K/A
period 2014-12-31
Alternative Fuels Americas, Inc.
filed 2015-04-16
CIK 1530746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Table of Contents	3

Kaya Farms Medical Marijuana Grow Operations

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

Table of Contents	4

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

Table of Contents	5

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

Table of Contents	6

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

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact KAYS’s common stock.

Table of Contents	11

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Table of Contents	12

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

Table of Contents	13

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	14

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

Table of Contents	15

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $785,519 in 2014 compared to 2013. The primary components of the increase result from a substantial increase in both the number of consultants and management professionals as well as their fees.

Table of Contents	16

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

Table of Contents	17

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

Table of Contents	18

KAYA HOLDINGS, INC.

Table of Contents	19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Kaya Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

April 15, 2015

Table of Contents	F-1

Kaya Holdings, Inc and Subsidiaries
FKA (Alternative Fuels Americas, Inc.) Consolidated Balance Sheet

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$35,194	$185
Inventory - Net of Allowance	5,267
Prepaid license fee	1,667	—
Total Current Assets	42,128	185

OTHER ASSETS:
Property and equipment, net	57,379	2,821
Deposits	16,200	—
	73,579	2,821
Total Assets	115,707	3,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expense	215,174	514,926
Accounts payable and accrued expense - related parties	20,019	—
Accrued interest	8,705
Convertible Notes Payable	25,000	25,000
Convertible Note Payable - net of Discount	189,993	—
Derivative liabilities	8,434
Current portion of installment agreement	—	5,000
Notes payable	200,000	771,900
Total Current Liabilities	667,415	1,316,826

LONG TERM LIABILITIES:
Convertible Note Payable - related party - Net of Discount	303,213
Note Payable - Related Party	270,809	—
Total Long Term Liabilities	574,022	—
Total Liabilities	1,241,437	1,316,826

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, 10,000,000 shares authorized; par value $.001: Series C, 55,120 and 55,120 issued and outstanding at December 31, 2014 and 2013	55	55
Common stock , par value $.001; 250,000,000 shares authorized; 77,289,325 shares issued as of December 31, 2014 and 68,449,325 shares issued as of December 31, 2013	77,289	68,449
Additional paid in capital	4,436,217	2,956,948
Subscriptions payable	114,500
Accumulated Deficit	(5,519,469)	(4,339,272)
Non-controlling Interest	(234,323)	—
Net Stockholders' Equity/(Deficit)	(1,125,730)	(1,313,820)
Total Liabilities and Stockholders' Equity/(Deficit)	$115,707	$3,006

The reported and accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-2

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.)
Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013

Net Sales	$74,527	$—

Cost of Sales	(49,038)	—

Gross Profit	(25,489)	—

Operating Expenses:
Salaries and wages	18,826	—
General and administrative	1,073,729	281,548

Total Operating Expenses	1,092,555	281,548

Operating Loss	(1,067,067)	(281,548)

Other Income(expense)
Interest expense	(417,883)	(60,540)
Derivative liabilities expense	(22,298)	—
Change in derivative liabilities expense	38,864	—
Other income	20,369	—
Amortization of debt discount	(25,000)	—
Loss on obligation settlement	—	(75,002)
Inventory allowance	(28,000)
Forgiveness of debts	86,495	—
Total Other Income(Expense)	(347,453)	(135,542)

Net (Loss) Before Income Taxes	(1,414,520)	(417,090)

Provision for income taxes	—	—

Net (Loss)	(1,414,520)	(417,090)

Net (Loss) attributed to non-controlling interest	(234,323)	—

Net (Loss) attributed to Kaya Holdings, Inc.	(1,180,197)	(417,090)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	74,825,644	68,882,197

The reported and accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-3

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred stock -Class C		Common Stock		Additional	Subscribed		Non-	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	shares not issued	Accumulated Deficit	controlling Interest	Equity (Deficit)

Balance at December 31, 2012	55,120	55	68,049,325	$68,049	$2,929,348		$(3,922,182)		$(924,730)
Issuance of common stock for cash			200,000	200	9,800				10,000
Conversion of note payable			200,000	200	17,800				18,000
Net Loss for the year ended December 31, 2013	—	—	—	—	—		(417,090)		(417,090)
Balance at December 31, 2013	55,120	55	68,449,325	$68,449	$2,956,948		$(4,339,272)		$(1,313,820)
Beneficial Feature of Convertible Debt					728,109				728,109
Common stock issued for services at $0.04 per share			1,400,000	1,400	54,600				56,000
Common stock issued for services at $0.04 per share			100,000	100	3,900				4,000
Common stock issued for services at $0.085 per share			1,000,000	1,000	78,000				79,000

Table of Contents	F-4

Common stock issued for services at $0.065 per share	1,000,000	1,000	64,000	65,000

Common stock issued for services at $0.10 per share			1,615,000	1,615	159,885				161,500
Common stock issued for cash at $0.10			3,100,000	3,100	306,900				310,000
Common stock issued as charitable contribution at $.085 per share			500,000	500	42,000				42,500
Common stock issued for payment of inventory at $0.10			25,000	25	2,475				2,500
Common stock issued for payment of interest at $0.085			100,000	100	8,400				8,500
Imputed Interest					31,000				45,000
Common stock for cash not issued						25,000			25,000
Common stock for services not issued						70,000			70,000
Common stock for services not issued						14,000			14,000
Common stock for services not issued						5,500			5,5000
Net Loss for the year ended December 31, 2014	—	—	—	—	—	—	(1,180,197)	(234,323)	(1,414,520)
Balance at December 31, 2014	55,120	55	77,289,325	77,289	4,436,217	114,500	(5,519,469)	(234,323)	(1,125,730)

The reported and accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	F-5

Kaya Holdings, Inc. and Subsidiares
FKA (Alternative Fuels Americas, Inc.)
Consolidated Statement of Cashflows
	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(1,180,197)	$(417,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Loss Attributable to non-controlling Interest	(234,323)
Depreciation	10,172	5,035
Gain from restructure of stockholder loan	(86,495)	—
Derivative expense	22,298	—
Change in derivative liabilities	(38,864)	—
Amortization of debt discount	380,174	—
Imputed interest	31,000	—
Inventory allowance	28,000	—
Stock issued for services	455,000	—
Stock issued as contribution	42,500
Loss from obligation settlement	—	75,002
Changes in operating assets and liabilities:
Prepaid expense	(1,667)	—
Inventory	(2,767)	—
Deposits	(16,200)	—
Accounts payable and accrued expenses	(179,093)	213,759

Net cash used in operating activities	(770,461)	(123,294)

INVESTING ACTIVITIES:
Purchase of property and equipment	(64,730)	—
Proceeds for equipment	—	(1,121)
Net cash used in investing activities	(64,730)	(1,121)

FINANCING ACTIVITIES:
Payments on installment agreement	(5,000)	(27,500)
Payments on related party debt	(24,800)	—
Proceeds from stockholder loans	—	124,100
Proceeds from convertible debt	365,000	—
Proceeds from note payable	200,000	—
Proceeds from sales of common stock	335,000	28,000
Net cash provided by (used in) financing activities	870,200	124,600

NET INCREASE IN CASH	35,009	185

CASH BEGINNING BALANCE	185	—

CASH ENDING BALANCE	$35,194	$185
Table of Contents	F-6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Value of shares issued for convertible debt	—	—
Value of convertible preferred shares of subsidiary issued	96,000	—
Value of shares issued to settle accrued expenses	35,000	—
Value of shares issued to settle accounts payable	100,000	—
Value of shares issued for inventory purchase	2,500	—
Value of shares issued to settle interest expenses	8,500	—
The reported accompanying notes are an integral part of the consolidated financial statements

Table of Contents	F-7

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

NOTE 4 – NOTES PAYABLE

	December 31, 2014	December 31, 2013

Loan payable - Stockholder, 8%, Due December 31, 2015, unsecured (3)	$250,000	$737,100
Loan payable - Stockholder, due on Nov 1, 2014, unsecured (1)	25,000	10,000
Loan payable - Stockholder, unsecured (2)	-0-	24,800
Note Payable - 10% due March 15, 2015 (5)	100,000	-0-
Note Payable - 10% due December 31, 2014 (4)	100,000	-0-
	$475,000	$771,900

Table of Contents	F-17

(1)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI extended to Payee an option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life. On October 31, 2013 the maturity date of the note was extended to November 31, 2014 with four quarterly payments of $2,500 due March 31, 2014, June 30, 2014, December 31, 2014 and November 30, 2014. Additionally, the option was surrendered to the company in exchange for 100,000 shares of AFAI stock as full payment for all interest due through November 30, 2014.

(2)	In 3rd Qtr. of 2013 a stockholder of the company agreed to loan the company up to $25,000 for expenses on an as needed, non-interest bearing basis.

(3)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,928. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $20,809

(4)	On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due December 31, 2014 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of December 31, 2014, this balance has not been paid.
(5)	On November 25, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due March 31, 2015 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of December 31, 2014, this balance has not been paid.

NOTE 5 – CONVERTIBLE DEBT

	December 31, 2014	December 31, 2013

Convertible note - related party, Due December 31, 2015 unsecured (2)	500,000	-0-
Convertible note - 10% due June 9, 2015 (3)	50,000	-0-
Convertible note - 10% due June 13, 2015 (4)	25,000	-0-
Convertible note - 10% due January 13, 2015 (5)	160,000	-0-
Convertible note - 10% due June 13, 2015 (6)	100,000	-0-
Convertible note - 10% due June 30, 2015 (7)	30,000	-0-
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$890,000	$25,000

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.

Table of Contents	F-18

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

A recap of the balance of outstanding convertible debt at December 31, 2014 is as follows:

Principal balance	$25,000
Accrued interest	7,760
Balance maturing for the period ending:
December 31, 2014	$32,760

(1)	The Company valued the derivative liabilities at December 31, 2014 at $8,504. The Company recognized a change in the fair value of derivative liabilities for the year ended December 31, 2014 of $38,864, which were charged to operations.. In determining the indicated values at December 31, 2014, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.105, and conversion prices ranging from $.084 per share.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,929. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(3)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $17,551.

Table of Contents	F-19

(4)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $13,767.

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

(6)	On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $56,906.

(7)	On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $30,000. The beneficial conversion feature in the amount of $8,250 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $7,185.

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

On January 9, 2015, the Company filed Post Effective Amendment No.1 to the Company’s Form S-8 Registration Statement. The purpose of this Amendment No. 1 to the Registration Statement on Form S-8, File No. 333-186566 (the “ Registration Statement ”) was to register an additional 7,500,000 shares of common stock, par value $0.001 per share of Alternative Fuels Americas, Inc. (the “ Company ”), which may be offered pursuant to the Company’s 2011 Stock Incentive Plan (the “ Plan ”), as amended on November 24, 2014

During February 2015 the company issued convertible debt in exchange for $50,000 cash

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The following is a summary of the fees billed to us by De Meo, Young and McGrath and Bongiovanni and Associates, CPA for professional services rendered for the years ended December 31, 2014 and 2013, collectively.

	2014	2013
Audit fees	$52,265	$28,773
Audit-related fees	15,240	2,067
Tax fees	—	—
All other fees	—	—
	$67,505	$30,840

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our annual reports on Form 10-K and reviews of the consolidated financial statements included in the quarterly reports on Form 10-Q.

Audit-related fees includes billings related to the Company’s filing of Form S-8 in 2014.

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

Dated: April 16, 2015

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

Signature	Title	Date

/s/ Carrie Schwarz	Director	April 16, 2015
Carrie Schwarz

/s/ Jordi Arimany	Director	April 16, 2015
Jordi Arimany

By: /s/ Craig Frank

Title: Craig Frank, Chairman of the Board, President,

Chief Executive Officer and Director (Principal Executive)

By: /s/ Craig Frank

Name: Craig Frank

Title: Acting Chief Financial Officer (Principal Financial Executive)

Table of Contents	26