Form 10-Q
period 2015-03-31
Kaya Holdings, Inc.
filed 2015-05-20
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

(561) 210-5784

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

As of May 20, 2015, the Issuer had 86,989,325 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	(Unaudited)	(Audited)
ASSETS	March 31, 2015	December 31, 2014
CURRENT ASSETS:
Cash and equivalents	$40,673	35,194
Inventory - net of allowance	44,335	5,267
Prepaid license fee	—	1,667
Total Current Assets	85,008	42,128

OTHER ASSETS:
Property and equipment, net	81,120	57,379
Deposits	16,200	16,200
Total Other Assets	97,320	73,579

Total Assets	182,329	115,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	228,457	215,174
Accounts payable and accrued expense - related parties	—	20,109
Accrued interest	6,905	8,705
Convertible notes payable	25,000	25,000
Convertible note payable - net of discount of $153,601	416,599	189,993
Derivative liabilities	8,659	8,434
Notes payable	110,000	200,000
Total Current Liabilities	795,620	667,415

LONG TERM LIABILITIES:
Convertible note payable - related party - net of discount	351,945	303,213
Note payable - related party	276,011	270,809
Total Long Term Liabilities	627,956	574,022

Total Liabilities	1,423,576	1,241,437

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized; 55,120 and 55,120 issued and outstanding at March 31, 2015 and December 31, 2014	55	55
Common stock , par value $.001; 250,000,000 shares authorized; 86,989,325 shares issued as of March 31, 2015 and 77,289,325 shares issued as of December 31, 2014	86,989	77,289
Additional paid in capital	5,214,934	4,436,217
Subscriptions payable	—	114,500
Accumulated deficit	(6,305,543)	(5,519,468)
Non-controlling interest	(5,361)	(234,323)
Net Stockholders' Equity/(Deficit)	(1,241,247)	(1,125,730)
Total Liabilities and Stockholders' Equity/(Deficit)	$182,329	$115,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	1

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
Net Sales	$30,339	$—

Cost of Sales	8,435	—

Gross Profit	21,904	—

Operating Expenses:
Professional fees	547,010	99,670
Salaries and wages	23,063	—
General and administrative	76,584	62,048

Total Operating Expenses	646,657	161,718

Operating Loss	(624,752)	(161,718)

Other Income(expense)
Interest expense	(192,457)	(616)
Change in derivative liabilities expense	(225)	—
Inventory valuation	28,000
Other income	—	90,995
Forgiveness of debts	—	21,369
Total Other Income(Expense)	(164,682)	111,748

Net (loss) before Income Taxes	(789,434)	(49,970)

Provision for income Taxes	—	—

Net (loss)	(789,434)	(49,970)

Net (Loss) attributed to non-controlling interest	(5,361)	(23,334)

Net (loss) attributed to Kaya Holdings, Inc.	(784,074)	(26,636)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	84,079,325	70,949,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(784,074)	$(49,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(5,361)
Depreciation	1,515	373
Gain from restructure of stockholder loan	—	(92,364)
Derivative expense	225
Amortization of debt discount	190,957	—
Stock issued for services	444,500	—
Stock issued for interest	1,500
Changes in operating assets and liabilities:
Prepaid expense	1,667
Inventory	(39,324)
Other assets	—	(21,632)
Accounts payable and accrued expenses	(8,626)	48,697
Net cash used in operating activities	(197,021)	(114,896)

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,500)	(5,835)
Proceeds for equipment	—	—
Net cash used in investing activities	(7,500)	(5,835)

FINANCING ACTIVITIES:
Payments on installment agreement	—	(5,000)
Payments on related party debt	—	(12,500)
Proceeds from related party debt	—	—
Proceeds from convertible debt	135,000	—
Proceeds from note payable	10,000	—
Proceeds from sales of common stock	65,000	250,000
Net cash provided by (used in) financing activities	210,000	232,500

NET INCREASE IN CASH	5,479	111,769

CASH BEGINNING BALANCE	35,194	185

CASH ENDING BALANCE	$40,673	$111,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	—
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Value of convertible preferred shares of subsidiary issued		96,000
Value of common shares issued as payment of debt	30,000
Value of common shares issued as payment for equipment	17,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	3

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc. (f/k/a Alternative Fuels Americas, Inc.) (“the company” or “KAYS”) is a holding company. The Company was incorporated in Delaware in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. a Florida corporation in January 2010 in a stock-for-stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders. Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. In March 2015, another Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name from Alternative Fuels Americas, Inc. to Kaya Holdings, Inc.

The Company has two subsidiaries: Alternative Fuels Americas, Inc. a Florida corporation, and Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”) which is a majority owned subsidiary.

Nature of the Business

From 2010 to 2014, the Company was engaged in seeking to develop a biofuels business. In January 2015, the Company determined that it was in the best interests of its stockholders to discontinue its biofuel development activities, and to instead leverage its agricultural and business development experience and focus all its resources on the development of legal medical and recreational marijuana opportunities in the United States, which the Company had commenced pursuing in 2014.

Through MJAI, which was incorporated in March 2014, KAYS is pursuing medical and/or recreational licenses for the growing, processing and/or sale of marijuana in jurisdictions where it is legal and permissible under local laws.

In March 2014 MJAI (through local Oregon subsidiaries) applied for licenses to operate medical marijuana dispensaries in Oregon. On March 21, 2014 the Company received notice from the Oregon Health Authority that it had been granted provisional licensing approval to operate their first Medical Marijuana Dispensary in Portland, Oregon and subsequently received full licensing approval for the first “Kaya Shack™” retail medical marijuana dispensary, which began operating July 3, 2014.

In April 2015 KAYS announced that it had commenced its own medical marijuana grow operations in Oregon for the cultivation and harvesting of legal marijuana.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,180,197 for the year ended December 31, 2014 and $784,074 for the three months ended March 31, 2015. At March 31, 2015 the Company has a working capital deficiency of $710,612 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

Table of Contents	4

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

•	the sale of additional equity and debt securities,
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
•	other business transactions to assure continuation of the Company’s development and operations,
•	development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2014. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings.  The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at other locations where product is expected to be sold (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Table of Contents	5

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

Fiscal Year

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Kaya Holdings, Inc. and its subsidiary, Alternative Fuels Americas, Inc. (a Florida corporation) and Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary.  All inter-company accounts and transactions have been eliminated in consolidation.

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

The following are the hierarchical levels of inputs to measure fair value:

Table of Contents	6

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Table of Contents	7

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Table of Contents	9

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	10

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Table of Contents	11

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Table of Contents	12

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Re-Classifications

Certain amounts in 2014 were reclassified to conform to the 2015 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

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

Table of Contents	13

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

NOTE 4 – NOTE PAYABLE

	March 31, 2015	December 31, 2014

Loan payable - Stockholder, 8%, Due December 31, 2015, unsecured (2)	$250,000	$250,000
Loan payable - Stockholder, due on Nov 1, 2014, unsecured (1)	-0-	25,000
Note Payable – due May 25, 2015 (5)	10,000	-0-
Note Payable -10% due May 31, 2015 (4)	100,000	100,000
Note Payable - 12% due May 30, 2015 (3)	100,000	100,000
	$460,000	$475,000

(1)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI extended to Payee an option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life. On October 31, 2013 the maturity date of the note was extended to November 31, 2014 with four quarterly payments of $2,500 due March 31, 2014, June 30, 2014, December 31, 2014 and November 30, 2014. Additionally, the option was surrendered to the company in exchange for 100,000 shares of AFAI stock as full payment for all interest due through November 30, 2014.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,928. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $20,809. As of March 31, 2015, the balance of the convertible debt was $500,000. The net balance reflected on the balance sheet is $351,945. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $26,011

(3)	On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $100,000. Interest rate is stated at 12%. As of March 31, 2015, this balance has not been paid.
(4)	On November 25, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 31, 2015 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of March 31, 2015, this balance has not been paid.
(5)	On January 13, 2015 the Company received a total of $10,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $10,000. Interest was prepaid with the issuance of 100,000 shares of common stock. As of March 31, 2015, this balance has not been paid.

Table of Contents	14

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

NOTE 5 – CONVERTIBLE DEBT

	March 31, 2015	December 31, 2014

Convertible note - related party, Due December 31, 2015 unsecured (2)	500,000	500,000
Convertible note - 10% due June 9, 2015 (3)	50,000	50,000
Convertible note - 10% due June 13, 2015 (4)	25,000	25,000
Convertible note - 10% due July 11, 2015 (5)	160,000	160,000
Convertible note - 10% due June 13, 2015 (6)	100,000	100,000
Convertible note - 10% due June 30, 2015 (7)	30,000	30,000
Convertible note - 10% due September 17, 2015 (8)	50,000	-0-
Convertible note - 10% due September 13, 2015 (9)	60,000	-0-
Convertible note - due September 30, 2015 (10)	25,000	-0-
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$890,000	$890,000

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

Accrued interest on this note that was charged to operations for the year ended December 31, 2014 totaled approximately $7,760. Accrued interest on this note that was charged to operations for the quarter ended March 31, 2015 totaled approximately $625 Amortization of the discounts for the year ended December 31, 2014 totaled $25,000, which was charged to interest expense. The balance of the convertible note at December 31, 2014 including accrued interest and net of the discount amounted to $32,760.

A recap of the balance of outstanding convertible debt at March 31, 2015 is as follows:

Principal balance	$25,000
Accrued interest	9,630
Balance maturing for the period ending:
March 31, 2015	$34,630
The Company valued the derivative liabilities at December 31, 2014 at $8,658. The Company recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2015 of $225, which were charged to operations. In determining the indicated values at December 31, 2015, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.065, and conversion prices ranging from $.05 per share.

Table of Contents	15

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,929. As of December 31, 2014, the balance of the convertible debt was $500,000. The net balance reflected on the balance sheet is 303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. Total amortization for the quarter ended March 31, 2015 was $45,982. As of March 31, 2015, the balance of the convertible debt was $500,000. The net balance reflected on the balance sheet is $351,945. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(3)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $17,551. . As of March 31, 2015, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $7,705.

(4)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $13,767. As of March 31, 2015, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $6,164.

(5)	On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a beneficial conversion feature when the debt becomes convertible as of January 13, 2015. As of December 31, 2014, the balance was $160,000 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $75,836. As of March 31, 2015, the balance was $160,000 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $39,452.

Table of Contents	16

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

(6)	On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $56,906. As of March 31, 2015, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $39,452.

(7)	On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $30,000. The beneficial conversion feature in the amount of $8,250 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $7,185. As of March 31, 2015, the balance was $-0-. The note was converted into 450,000 shares common stock and the balance of the unamortized debt discount in the amount of $22,815 was expensed.
(8)	On February 17, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a six month note in the aggregate amount of $50,000. The note is convertible after February 17, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.. As of March 31, 2015, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $11,022.
(9)	On March 12, 2015 the Company received a total of $60,000 from an accredited investor in exchange for a six month note in the aggregate amount of $60,000. The note is convertible after March 12, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.. As of March 31, 2015, the balance was $60,000. The beneficial conversion feature in the amount of $60,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $6,162.
(10)	On March 13, 2015 the Company received a total of $25,000 from an accredited investor in exchange for a six month note in the aggregate amount of $25,000. The note is convertible after March 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.06 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.. As of March 31, 2015, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $709. The company will issue 150,000 shares of common stock as prepaid interest.

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

Table of Contents	17

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Rent expense was $22,105 for the three months ended March 31, 2015, and $65,162 for the year ended December 31, 2014 respectively.

In April, 2014 MJAI, through its wholly owned subsidiary, MJAI Oregon 1, LLC (MJAI Oregon 1) Oregon company, entered into a lease for space to operate their first medical marijuana dispensary in Portland, Oregon. The five-year lease requires MJAI Oregon 1 to pay a monthly rental fee of $2,255 the first year with annual lease payment escalations of 4% and a security deposit of $12,000. The dispensary is located are located at 1719 SE Hawthorne Boulevard, Portland, Oregon and will operate under the proprietary brand name of “Kaya Shack “TM.

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

Table of Contents	18

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

NOTE 9 – SUBSEQUENT EVENTS

On April 20, 2015 the Company received a total of $20,000 from an accredited investor in exchange for a senior promissory note due July 31, 2015 in the aggregate amount of $20,000. Interest rate is stated at 10%.

On April 27, 2015, the Company received a total of $30,000 from an accredited investor in exchange for one year notes in the aggregate amount of $30,000. The note is convertible into the Company’s common stock at a conversion rate of $0.05 per share. The company will issue 150,000 shares of common stock as prepaid interest.

On April 30, 2015 the Company received a total of $20,000 from an accredited investor in exchange for a senior promissory note due July 31, 2015 in the aggregate amount of $20,000. Interest rate is stated at 10%.

Table of Contents	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, “Kaya Holdings, Inc..”, “KAYS” and the terms “Company”, “we”, “us” and “our” refer to Kaya Holdings, Inc.. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

From 2010 to 2014, the Company was engaged in seeking to develop a biofuels business. In January 2015, the Company determined that it was in the best interests of its stockholders to discontinue its biofuel development activities, and to instead leverage its agricultural and business development experience and focus all its resources on the development of legal medical and recreational marijuana opportunities in the United States, which the Company had commenced pursuing in 2014.

In 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the Kaya Shack brand for its retail operations and on July 3, 2014 opened the Kaya Shack in Portland, Oregon. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources.

A Certificate of Amendment to the Certificate of Incorporation was filed in March 2015 changing the Company’s name from Alternative Fuels Americas, Inc, to Kaya Holdings, Inc and on April 6, 2015 FINRA approved the name and symbol change to “KAYS”.

Market Overview- Legal Recreational and Medical Marijuana

Twenty-seven states and the District of Columbia have either legalized medical marijuana or decriminalized marijuana possession -- or both. Additionally, four states have voted-in recreational marijuana laws with active legal cannabis economies flourishing in Colorado and Washington, while Oregon and Alaska are phasing in legal recreational marijuana sales over the next year. Potential legislative actions and ballot initiatives are planned over the next two years for six more states- Arizona, California, Maine, Massachusetts, Nevada and Wyoming.

Table of Contents	20

According to an article published by CBS News Moneywatch, the legal marijuana industry is the fastest growing business in the United States, with nearly 11 Billion Dollars in sales forecast for 2019. Steve Berg, a former managing director of Wells Fargo Bank has published a report citing Cannabis as being one of the fastest growing domestic industries, citing that “Domestically, we weren't able to find any market that is growing as quickly."

Estimates from various sources for the size of the long term market range from up to an excess of $100 billion if Federal Prohibition is repealed and marijuana sales become legal in all 50 states and Washington D.C. (for perspective beer is approximately a $100 billion market, with wine just under $30 billion and coffee approximately $12 billion).

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

Table of Contents	21

Kaya Shack Medical Marijuana Products

Our Portland facility currently features over 30 popular strains of marijuana including our proprietary, high-grade “Kaya Kush” (independent testing performed on 11/10/2014 confirms a total THC/Cannabinoid content in excess of 25%), various concentrates including butane hash oil (B.H.O.) and CO2 oil extract (wax, shatter) which range in potency from approximately 40% to over 80% THC, high grade Oils and Tinctures which are sought after for pain and cancer symptom alleviation, high CBD – low THC strains and “Kaya Candies”, “Kaya Caramels” and an assortment of cookies and cakes for patients who do not smoke.

Kaya Farms Medical Marijuana Grow

In April 2015, KAYS announced that it had formed the Kaya Farms Medical Marijuana Grow to feed the Kaya Shack supply chain, becoming the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. As of April 30th, KAYS employees and contractors have harvested the final round of our first medical marijuana crop trials which yielded the company nearly 25 pounds of Oregon Connoisseur-Grade Medical Marijuana since January 1, 2015. With planned expansion, our grow operations will rotate varieties utilizing the perpetual harvest room to include more than 50 strains of marijuana and substantially increase our production volume while lowering costs. The Company is currently evaluating various alternatives for the expansion of our grow operations, as well as developing a roll-out of proprietary strain-specific concentrates for sale through our retail network as well as potential distribution lines to other dispensaries.

Table of Contents	22

Our first 10 months of operations have yielded approximately $120,000 in sales at our first medical marijuana dispensary and a wealth of experience and data that we are using to build out our infrastructure to steer our expansion efforts, which we hope to achieve in Oregon and beyond under the Kaya Shack banner. While we had first sought to open multiple dispensary locations in Oregon by the end of 2014, our first few months in operation led us to understand that this is an industry with unique challenges and opportunities, especially for a public company. We elected to concentrate our immediate efforts on building out our infrastructure to facilitate growth and also to set up operations to grow our own supply of Connoisseur Grade Cannabis to supply our planned retail locations so that we could control costs and maintain a steady enough supply of quality Cannabis.

While the Company intends to both maintain and increase operations within the medical marijuana market in Oregon through potential acquisition of existing MMDS and the formation of new medical grow operations pursuant to existing Oregon State Licensing Regulations, Management believes that the larger opportunity will be with the new recreational market that will be unfolding in Oregon as Measure 91 is implemented that involves vertical integration utilizing Producer, Processor, Wholesaler and Retailer licenses. Unlike the medical marijuana program, there are no restrictions or limitations with the Recreational Market regarding patient qualifications, and a much larger market will open up for retail demand, which the Company intends to aggressively exploit by leveraging their Oregon MMD experience and public company status.

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

Potential future target markets include Alaska, Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, Vermont, Washington D.C., Washington State and others.

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

Table of Contents	23

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

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $37,598 to $99,646 in first three months of 2015 compared to the same period in 2014. The increase results from the Company’s entrance into the Medical Marijuana market and expenses associated with launching operations at their first licensed MMD in Portland, Oregon.

Professional fee expense

Professional fees increased by $447,340 to $547,010 in the first three months of 2015 compared to the same period in 2014 due to stock awards for services provided to Professionals and Consultants that assisted with the Company’s endeavors.

Inventory

Inventory Values increased to $44,335 in the first three months of 2015 compared to the same period in 2014. The increase in value for the 3 month period ending March 31, 2015 versus the same period 2014 resulted from the Company’s entrance into the Medical Marijuana market and expenses associated with launching operations at their first licensed MMD in Portland, Oregon.

Additionally, Inventory Values increased by $39,068 to $44,335 in the first three months of 2015 compared to the year ending December 31, 2014. The increase in value for the 3 month period ending March 31, 2015 versus the year ending December 31, 2014 was a result of two separate circumstances:

a.	At the end of November we elected to make a change in management at the Kaya Shack store. The state mandates that any time that you make a change in the designated PRF (person responsible for facility) that the facility must be temporarily shut down at such time and a new license reissued once the new proposed PRF has passed their background check; and

b.	During this same time period the industry was awash in cannabis as a result of the outdoor harvest from Southern Oregon, as well as that from the Emerald Triangle region in California.

So we had a sharp increase in supply and were not sure what the demand would be relative to the prices and varieties that we had in our inventory. Accordingly, we were unsure as to the continued value of the inventory at that time and moved it to a "Contra Inventory" account and took minimal vale for it on our balance sheet.

In late December we re-certified the inventory with the State of Oregon and began commencing sales when new PRF was approved. Thereafter, we did trial marketing through the end of the year to establish value of inventory. After January 2 our new inventory manager and accountants established that the inventory systems were reliable and that the value was largely unchanged, so we moved the inventory back from the contra-inventory account.

Table of Contents	24

Finally, with the ramp up of our grow we have been able to intentionally increase existing inventory on hand due to the possibility of our existing MMD potentially being able to start early recreational sales this year pursuant to a proposed program currently in debate in the Oregon Legislature. Also, we needed to stockpile the inventory to develop the line of strain-specific concentrates and other unique products for sale through our retail network as well as potential distribution lines to other dispensaries as discussed below.

Revenues

With the continued operation of the Company’s first MMD in Portland Oregon, we had revenues of just $30,339 for the three months ended March 31, 2015 versus no revenues for the same period in 2014.

The Company is attempting to increase revenues substantially this year and beyond through the potential addition of planned Kaya Shack(s), the introduction of the Kaya Farms Every Day Value Brand of Cannabis, proprietary strain-specific concentrates and other unique products for sale through both its retail network as well as potential distribution lines to other dispensaries. Additionally, we are hopeful that legalization will afford us a much larger market share in Oregon, (as it did for the first MMD operators in Colorado who were given the first recreational licenses as that state evolved their medical marijuana dispensary system), and that we can leverage this revenue stream, medical marijuana dispensary operational experience and public company status to develop significant shareholder value.

However, there can be no assurance that our early entrance into the Oregon Market will allow us these opportunities and/or advantages and that we will be successful in our endeavors, or if we are successful, that it will result in KAYS gaining a worthwhile market share that will allow us to achieve substantial revenues, as well as corresponding operating margins that will allow us to achieve eventual profits.

Liquidity and Capital Resources

During the first quarter of 2015 we issued $135,000 convertible debt the debt is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The stated interest rate on the debt is 10%. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.

During the first quarter of 2015 we issued $10,000 of debt with a stated interest rate of 10%. The Note is payable on May 25, 2015

For the three months ended March 31, 2015 we invested $25,000 in equipment at our grow location.

Accordingly, with increased capital improvements and increased expenses associated with the launch of the Medical Marijuana business plan the Company’s cash reserves as of March 31, 2015 were $40,673 versus $111,954 for the same period in 2014. While the Company believes that they will continue to have increased access to investment capital to develop its Medical Marijuana and Legal Recreational Marijuana business plan, there can be no assurance that this will be so.

Although the Company has consistently achieved revenues since the opening of their first Kaya Shack MMD last July, the Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Table of Contents	25

Going Concern

The Company’s financial statements as of and for the three months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $6,303,543 from inception through the period ended March 31, 2015. The Company had a net loss of $784,074 for the three months ended March 31, 2015. At March 31, 2015 the Company had a working capital deficiency of $710,612 an accumulated deficit of $6,303,543 and a net capital deficiency of $1,241,247. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

 Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Craig Frank, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2015. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at March 31, 2015 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

(b)	Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

Table of Contents	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a six month note in the aggregate amount of $50,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.085. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. The funds were used for general working capital. For more information please see “Convertible Debt”, Note 4.

On March 12, 2015 the Company received a total of $60,000 from an accredited investor in exchange for a six month note in the aggregate amount of $60,000, convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date of issuance of the debt was $0.085. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. The funds were used for general working capital. For more information please see “Convertible Debt”, Note 4.

On March 13, 2015 the Company received a total of $25,000 from an accredited investor in exchange for a six month note in the aggregate amount of $25,000, convertible into the Company’s common stock at a conversion rate of $0.06 per share. The market value of the stock at the date of issuance of the debt was $0.085. The company will issue 150,000 shares of common stock as prepaid interest. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. The funds were used for general working capital. For more information please see “Convertible Debt”, Note 4

Item 3. Defaults Upon Senior Securities

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

Dated: May 20, 2015		Kaya Holdings, Inc.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Craig Frank
Craig Frank, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	27