Form 10-K/A
period 2014-12-31
Kaya Holdings, Inc.
filed 2015-07-09
CIK 1530746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2 TO

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

EXPLANATORY NOTE

The sole purpose of this Amendment is to file Exhibit 23.2, the Consent of Bongiovanni & Associates, P.A., our independent registered public accounting firm, to the incorporation by reference in the Company’s previously filed Registration Statements on Form S-8, File No. 333-186566, which was declared effective on February 11, 2013, of their report dated April 15, 2015 relating to their audit of the consolidated financial statements of KAYS which appear in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014.

All references herein to “we, “us,” “our,” “KAYS” or “the Company” refer to Kaya Holdings, Inc., a Delaware corporation f/k/a/ Alternative Fuels Americas, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accountants

•	Consolidated Balance Sheets at December 31, 2013 and 2014

•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2014

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2014

•	Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

1

b)	Exhibits

Description
3.1	Certificate of Incorporation, as amended
10.1	2011 Stock Incentive Plan +
10.2	Agrarian Parcel Lease Agreement by and between Agr Unito S.A. and Kaya Holdings, Inc.
10.3	Lease Agreement and Sale of Plantation by and between Registrant and Tempate S.A.
10.4	Form of 8% Convertible Promissory Note
10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301
10.7	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid
10.8	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.9	Amendment to Consulting Agreement between Registration and The Tudog Group +
23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants
23.2	Consent of Bongiovanni & Associates, P.A., Independent Registered Public Accounting Firm*
31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

+	Management compensation arrangement.
*	Filed herewith. All other Exhibits previously filed.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 9, 2015

KAYA HOLDINGS, INC.

By:	/s/ Craig Frank
Craig Frank
Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 2 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	July 9, 2015
Craig Frank

/s/ Carrie Schwarz	Director	July 9, 2015
Carrie Schwarz

/s/ Jordi Arimany	Director	July 9, 2015
Jordi Arimany

3