Form 10-K/A
period 2014-12-31
Kaya Holdings, Inc.
filed 2015-07-27
CIK 1530746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3 TO

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

(954) 534-7895

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

ITEM 8. Financial Statements and Supplementary Data.

KAYA HOLDINGS, INC.

Table of Contents	1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alternative Fuels Americas, Inc.

We have audited the accompanying consolidated balance sheets of Alternative Fuels Americas, Inc. as of December 31, 2013 and the related consolidated statements of operations, statement of changes in net capital deficiency, and cash flows for the year ended December 31, 2013. Alternative Fuels Americas, Inc.’s management is responsible for these statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Fuels Americas Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

De Meo, Young, McGrath

De Meo, Young, McGrath

A Goldstein, Schechter, Koch, P.A. Company

Fort Lauderdale, Florida

April 14, 2014

Table of Contents	F-2

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.) Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$35,194	$185
Inventory - Net of Allowance	5,267
Prepaid license fee	1,667	—
Total Current Assets	42,128	185

OTHER ASSETS:
Property and equipment, net	57,379	2,821
Deposits	16,200	—
	73,579	2,821
Total Assets	115,707	3,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expense	215,174	514,926
Accounts payable and accrued expense - related parties	20,019	—
Accrued interest	8,705
Convertible Notes Payable	25,000	25,000
Convertible Note Payable - net of Discount	189,993	—
Derivative liabilities	8,434
Current portion of installment agreement	—	5,000
Notes payable	200,000	771,900
Total Current Liabilities	667,415	1,316,826

LONG TERM LIABILITIES:
Convertible Note Payable - related party - Net of Discount	303,213
Note Payable - Related Party	270,809	—
Total Long Term Liabilities	574,022	—
Total Liabilities	1,241,437	1,316,826

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, 10,000,000 shares authorized; par value $.001: Series C, 55,120 and 55,120 issued and outstanding at December 31, 2014 and 2013	55	55
Common stock , par value $.001; 250,000,000 shares authorized; 77,289,325 shares issued as of December 31, 2014 and 68,449,325 shares issued as of December 31, 2013	77,289	68,449
Additional paid in capital	4,436,217	2,956,948
Subscriptions payable	114,500
Accumulated Deficit	(5,519,469)	(4,339,272)
Non-controlling Interest	(234,323)	—
Net Stockholders' Equity/(Deficit)	(1,125,730)	(1,313,820)
Total Liabilities and Stockholders' Equity/(Deficit)	$115,707	$3,006

The reported and accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-3

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.)
Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013

Net Sales	$74,527	$—

Cost of Sales	(49,038)	—

Gross Profit	(25,489)	—

Operating Expenses:
Salaries and wages	18,826	—
General and administrative	1,073,729	281,548

Total Operating Expenses	1,092,555	281,548

Operating Loss	(1,067,067)	(281,548)

Other Income(expense)
Interest expense	(417,883)	(60,540)
Derivative liabilities expense	(22,298)	—
Change in derivative liabilities expense	38,864	—
Other income	20,369	—
Amortization of debt discount	(25,000)	—
Loss on obligation settlement	—	(75,002)
Inventory allowance	(28,000)
Forgiveness of debts	86,495	—
Total Other Income(Expense)	(347,453)	(135,542)

Net (Loss) Before Income Taxes	(1,414,520)	(417,090)

Provision for income taxes	—	—

Net (Loss)	(1,414,520)	(417,090)

Net (Loss) attributed to non-controlling interest	(234,323)	—

Net (Loss) attributed to Kaya Holdings, Inc.	(1,180,197)	(417,090)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	74,825,644	68,882,197

The reported and accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-4

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
									Total
	Preferred stock - Class C		Common Stock		Additional Paid in	Subscribed shares not	Accumulated	Non- controlling	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Interest	(Deficit)

Balance at December 31, 2012	55,120	55	68,049,325	$68,049	$2,929,348		$(3,922,182)		$(924,730)
Issuance of common stock for cash			200,000	200	9,800				10,000
Conversion of note payable			200,000	200	17,800				18,000
Net Loss for the year ended December 31, 2013	—	—	—	—	—		(417,090)		(417,090)
Balance at December 31, 2013	55,120	55	68,449,325	$68,449	$2,956,948		$(4,339,272)		$(1,313,820)
Beneficial Feature of Convertible Debt					728,109				728,109
Common stock issued for services at $0.04 per share			1,400,000	1,400	54,600				56,000
Common stock issued for services at $0.04 per share			100,000	100	3,900				4,000
Common stock issued for services at $0.085 per share			1,000,000	1,000	78,000				79,000

Common stock issued for services at $0.065 per share			1,000,000	1,000	64,000				65,000

Common stock issued for services at $0.10 per share			1,615,000	1,615	159,885				161,500
Common stock issued for cash at $0.10			3,100,000	3,100	306,900				310,000
Common stock issued as charitable contribution at $.085 per share			500,000	500	42,000				42,500
Common stock issued for payment of inventory at $0.10			25,000	25	2,475				2,500
Common stock issued for payment of interest at $0.085			100,000	100	8,400				8,500
Imputed Interest					31,000				45,000
Common stock for cash not issued						25,000			25,000
Common stock for services not issued						70,000			70,000
Common stock for services not issued						14,000			14,000
Common stock for services not issued						5,500			5,5000
Net Loss for the year ended December 31, 2014	—	—	—	—	—	—	(1,180,197)	(234,323)	(1,414,520)
Balance at December 31, 2014	55,120	55	77,289,325	77,289	4,436,217	114,500	(5,519,469)	(234,323)	(1,125,730)

The reported and accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	F-5

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.)
Consolidated Statements of Cash Flows
	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(1,180,197)	$(417,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Loss Attributable to non-controlling Interest	(234,323)
Depreciation	10,172	5,035
Gain from restructure of stockholder loan	(86,495)	—
Derivative expense	22,298	—
Change in derivative liabilities	(38,864)	—
Amortization of debt discount	380,174	—
Imputed interest	31,000	—
Inventory allowance	28,000	—
Stock issued for services	455,000	—
Stock issued as contribution	42,500
Loss from obligation settlement	—	75,002
Changes in operating assets and liabilities:
Prepaid expense	(1,667)	—
Inventory	(2,767)	—
Deposits	(16,200)	—
Accounts payable and accrued expenses	(179,093)	213,759

Net cash used in operating activities	(770,461)	(123,294)

INVESTING ACTIVITIES:
Purchase of property and equipment	(64,730)	—
Proceeds for equipment	—	(1,121)
Net cash used in investing activities	(64,730)	(1,121)

FINANCING ACTIVITIES:
Payments on installment agreement	(5,000)	(27,500)
Payments on related party debt	(24,800)	—
Proceeds from stockholder loans	—	124,100
Proceeds from convertible debt	365,000	—
Proceeds from note payable	200,000	—
Proceeds from sales of common stock	335,000	28,000
Net cash provided by (used in) financing activities	870,200	124,600

NET INCREASE IN CASH	35,009	185

CASH BEGINNING BALANCE	185	—

CASH ENDING BALANCE	$35,194	$185

Table of Contents	F-6

Kaya Holdings, Inc. and Subsidiaries
FKA (Alternative Fuels Americas, Inc.)
Consolidated Statement of Cash Flows (continued)
	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Value of shares issued for convertible debt	—	—
Value of convertible preferred shares of subsidiary issued	96,000	—
Value of shares issued to settle accrued expenses	35,000	—
Value of shares issued to settle accounts payable	100,000	—
Value of shares issued for inventory purchase	2,500	—
Value of shares issued to settle interest expenses	8,500	—

The reported accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	F-7

Kaya Holdings, Inc. and Subsidiaries

FKA (Alternative Fuels Americas, Inc.)

Notes to Consolidated Financial Statements

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

In March 2014 Marijuana Holdings Americas, Inc. (through local Oregon subsidiaries) began the application process to obtain licenses to operate medical marijuana dispensaries in Oregon. On March 21, 2014 the Company received notice from the Oregon Health Authority that MJAI Oregon 1 had been granted provisional licensing approval to operate their first Medical Marijuana Dispensary in Portland, Oregon and subsequently received full licensing approval for the first “Kaya Shack™” retail medical marijuana dispensary, which we began operating July 3, 2014.

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

Table of Contents	F-8

•	the sale of additional equity and debt securities,

•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,

•	other business transactions to assure continuation of the Company’s development and operations,

•	development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

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

Fiscal Year

The Company’s fiscal year-end is December 31.

Table of Contents	F-9

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

Table of Contents	F-12

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

Table of Contents	F-13

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

Table of Contents	F-14

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

Table of Contents	F-15

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

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Table of Contents	F-16

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

NOTE 4 – NOTES PAYABLE

	December 31, 2014	December 31, 2013
Loan payable - Stockholder, 8%, Due December 31, 2015, unsecured (3)	$250,000	$737,100
Loan payable - Stockholder, due on Nov 1, 2014, unsecured (1)	25,000	10,000
Loan payable - Stockholder, unsecured (2)	-0-	24,800
Note Payable - 10% due March 15, 2015 (5)	100,000	-0-
Note Payable - 10% due December 31, 2014 (4)	100,000	-0-
	$475,000	$771,900

(1)	On July 1, 2013 the company received $10,000 loan from a shareholder. In consideration for Payee making the loan to AFAI, AFAI extended to Payee an option (the “Option”) to purchase Five Hundred Thousand (500,000) shares of common stock in AFAI for a price of $.10 per share (the “Exercise Price”) for a period of three (3) years from the date of this note (the “Option Life”). In the event that AFAI completes a sale of stock at a price lower than $.10 per share during the Option Life (whether via a bona fide public offering, or a sale of restricted stock pursuant to rule 504 or any other form of exemption available to the company) then the Exercise Price of the option shall be adjusted to that price for the duration of the term of the Option Life. On October 31, 2013 the maturity date of the note was extended to November 31, 2014 with four quarterly payments of $2,500 due March 31, 2014, June 30, 2014, December 31, 2014 and November 30, 2014. Additionally, the option was surrendered to the company in exchange for 100,000 shares of AFAI stock as full payment for all interest due through November 30, 2014.

Table of Contents	F-17

(2)	In 3 rd. Qtr. of 2013 a stockholder of the company agreed to loan the company up to $25,000 for expenses on an as needed, non-interest bearing basis.

(3)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,928. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $20,809

(4)	On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due December 31, 2014 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of December 31, 2014, this balance has not been paid.
(5)	On November 25, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due March 31, 2015 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of December 31, 2014, this balance has not been paid.

NOTE 5 – CONVERTIBLE DEBT

	December 31, 2014	December 31, 2013

Convertible note - related party, Due December 31, 2015 unsecured (2)	500,000	-0-
Convertible note - 10% due June 9, 2015 (3)	50,000	-0-
Convertible note - 10% due June 13, 2015 (4)	25,000	-0-
Convertible note - 10% due January 13, 2015 (5)	160,000	-0-
Convertible note - 10% due June 13, 2015 (6)	100,000	-0-
Convertible note - 10% due June 30, 2015 (7)	30,000	-0-
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$890,000	$25,000

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.

Table of Contents	F-18

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

A recap of the balance of outstanding convertible debt at December 31, 2014 is as follows:

Principal balance	$25,000
Accrued interest	7,760
Balance maturing for the period ending:
December 31, 2014	$32,760

(1)	The Company valued the derivative liabilities at December 31, 2014 at $8,504. The Company recognized a change in the fair value of derivative liabilities for the year ended December 31, 2014 of $38,864, which were charged to operations.. In determining the indicated values at December 31, 2014, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.105, and conversion prices ranging from $.084 per share.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,929. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(3)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $17,551.

(4)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $13,767.

Table of Contents	F-19

(5)	On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a beneficial conversion feature when the debt becomes convertible as of January 13, 2015. As of December 31, 2014, the balance was $160,000 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $75,836.

(6)	On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $56,906.

(7)	On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $30,000. The beneficial conversion feature in the amount of $8,250 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $7,185.

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

In the first six months of 2014, the Company raised funds $310,000 from the sale of units comprised of shares of the Company’s stock and shares of its majority owned subsidiary, Marijuana Holdings Americas, Inc. (MJAI). Total issuances were 3,100,000 shares of common stock of AFAI and 3,100,000 shares of common stock of MJAI.

Table of Contents	F-20

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

At the end of December 31, 2014 the company had authorized the issuance of 1,500,000 shares of common stock to be issued. 250,000 shares for cash received of $25,000 and the remaining 1,250,000 shares to be issued for consulting services. The consulting shares were approved to be issued on January 27, 2015 for the period ended December 31, 2014 and we valued at $0.07 per share for a total value of services rendered of $87,500. Total Stock subscriptions payable of $112,500.

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

NOTE 8 – STOCK OPTION PLAN

In 2011 the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors. 2,500,000 shares of our common stock were reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan. In January, 2014 the Company’s board of directors approved the issuance of 2,400,000 shares of our common stock to consultants of the company. The remaining 100,000 shares were approved for issuance to consultants in July of 2014.

Table of Contents	F-21

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

On January 9, 2015, the Company filed Post Effective Amendment No. 1 to the Company’s Form S-8 Registration Statement. The purpose of this Amendment No. 1 to the Registration Statement on Form S-8, File No. 333-186566 (the “ Registration Statement ”) was to register an additional 7,500,000 shares of common stock, par value $0.001 per share of Alternative Fuels Americas, Inc. (the “ Company ”), which may be offered pursuant to the Company’s 2011 Stock Incentive Plan (the “ Plan ”), as amended on November 24, 2014

During February 2015 the company issued convertible debt in exchange for $50,000 cash

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

Table of Contents	F-22

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Table of Contents	2

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accountants

•	Consolidated Balance Sheets at December 31, 2013 and 2014

•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2014

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2014

•	Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

b)	Exhibits

Description
3.1	Certificate of Incorporation, as amended
10.1	2011 Stock Incentive Plan +
10.2	Agrarian Parcel Lease Agreement by and between Agr Unito S.A. and Kaya Holdings, Inc.
10.3	Lease Agreement and Sale of Plantation by and between Registrant and Tempate S.A.
10.4	Form of 8% Convertible Promissory Note
10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301
10.7	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid
10.8	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. +
10.9	Amendment to Consulting Agreement between Registration and The Tudog Group +
23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants
23.2	Consent of Bongiovanni & Associates, P.A., Independent Registered Public Accounting Firm
31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

+	Management compensation arrangement.
*	Filed herewith. All other Exhibits previously filed.

Table of Contents	3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2015

KAYA HOLDINGS, INC.

By:	/s/ Craig Frank
Craig Frank
Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 3 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Frank
Craig Frank	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Financial Officer)	July 27, 2015

/s/ Carrie Schwarz	Director	July 27, 2015
Carrie Schwarz

/s/ Jordi Arimany	Director	July 27, 2015
Jordi Arimany

Table of Contents	4