Form 10-Q
period 2015-06-30
Kaya Holdings, Inc.
filed 2015-08-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

As of August 19, 2015, the Issuer had 85,989,325 shares of its common stock outstanding

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

		Page
Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet	1
	Condensed Consolidated Statements of Operation	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

Part II - Other Information
		30
Item 1.	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits

Signatures

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

	(Unaudited)	(Audited)
ASSETS	June 30, 2015	December 31, 2014
CURRENT ASSETS:
Cash and equivalents	$97,583	35,194
Inventory - Net of Allowance	44,516	5,267
Prepaid license fee	8,000	1,667
Total Current Assets	150,099	42,128

OTHER ASSETS:
Property and equipment, net	84,861	57,379
Deposits	38,307	16,200
Total Other Assets	123,168	73,579

Total Assets	273,266	115,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expense	254,920	215,174
Accounts payable and accrued expense - related parties	—	20,109
Accrued interest	14,513	8,705
Convertible Notes Payable	25,000	25,000
Convertible Note Payable - net of discount	74,570	189,993
Derivative liabilities	8,959	8,434
Notes Payable	5,000	200,000
Total Current Liabilities	382,962	667,415

LONG TERM LIABILITIES:
Convertible Note Payable - related party - Net of Discount	400,677	303,213
Note Payable - Related Party	281,213	270,809
Total Long Term Liabilities	681,890	574,022

Total Liabilities	1,064,852	1,241,437

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized; 55,120 and 55,120 issued and outstanding at June 30, 2015 and December 31, 2014	55	55
Common stock , par value $.001; 250,000,000 shares authorized; 86,989,325 shares issued as of June 30, 2015 and 77,289,325 shares issued as of December 31, 2014	86,989	77,289
Additional paid in capital	7,065,009	4,436,217
Subscriptions payable	—	114,500
Accumulated Deficit	(7,691,696)	(5,519,468)
Non-controlling Interest	(252,356)	(234,323)
Net Stockholders' Equity/(Deficit)	(791,999)	(1,125,730)
Total Liabilities and Stockholders' Equity/(Deficit)	$273,266	$115,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	1

 Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the six	For the three
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net Sales	$27,493	$—	$57,832	$—

Cost of Sales	4,849	—	13,283	—

Gross Profit	22,644	—	44,549	—

Operating Expenses:
Professional Fees	73,000	201,585	610,210	299,256
Salaries and Wages	24,989	—	48,052	—
General and Administrative	60,592	130,400	146,976	192,447

Total Operating Expenses	158,581	331,985	805,238	491,703

Operating Loss	(135,937)	(331,985)	(760,689)	(491,703)

Other Income(expense)
Interest Expense	(334,330)	(116,995)	(526,786)	(117,611)
Loss on Extinguishment of Debt	(930,258)	—	(930,258)	—
Change in Derivative Liabilities Expense	(300)	—	(525)	—
Inventory Valuation	—		28,000
Other income	—	(1,000)	—	20,369
Forgiveness of debts	—	—	—	90,995
Total Other Income(Expense)	(1,264,888)	(117,995)	(1,429,569)	(6,247)

Net (loss) before Income Taxes	(1,400,825)	(449,980)	(2,190,258)	(497,950)

Provision for Income Taxes	—	—	—	—

Net (loss)	(1,400,825)	(449,980)	(2,190,258)	(497,950)

Net (Loss) attributed to non-controlling interest	(12,672)	(27,700)	(18,032)	(51,034)

Net (loss) attributed to Kaya Holdings, Inc.	(1,388,153)	(422,280)	(2,172,226)	(446,916)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	86,989,325	74,218,507	85,497,017	70,764,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

(Unaudited)

	For the six	For the three
	months ended	months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(2,172,226)	$(497,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(18,032)
Depreciation	3,030	1,336
Gain from restructure of stockholder loan	—	(76,459)
Loss on Extinguishment of Debt	930,258	—
Derivative Expense	525	—
Amortization of debt discount	517,839	96,465
Stock issued for services	444,500	96,000
Stock issued for interest	1,500	4,000
Stock issued as contribution	—	50,000
Changes in operating assets and liabilities:
Prepaid Expense	(6,333)	(7,500)
Inventory	(39,249)	(4,820)
Other assets	(22,107)	(15,000)
Accrued Interest	5,808	—
Accounts payable and accrued expenses	19,367	98,505
Net cash used in operating activities	(335,111)	(255,423)
INVESTING ACTIVITIES:
Purchase of property and equipment	(12,500)	(62,345)
Proceeds for equipment	—	—
Net cash used in investing activities	(12,500)	(62,345)
FINANCING ACTIVITIES:
Payments on installment agreement	—	(5,000)
Payments on related party debt	—	(32,595)
Proceeds from related party debt	—	—
Proceeds from Convertible debt	340,000	75,000
Proceeds from Note Payable	10,000	—
Payment on Note Payable	(5,000)
Proceeds from sales of common stock	65,000	310,000
Net cash provided by (used in) financing activities	410,000	347,405

NET INCREASE IN CASH	63,063	29,637
CASH BEGINNING BALANCE	35,194	185
CASH ENDING BALANCE	$97,583	$29,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—
NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Value of convertible preferred shares of subsidiary issued		96,000
Value of common shares issued as payment of debt	30,000
Value of common shares issued as payment for equipment	17,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	3

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the year ended June 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,172,226 for the six months ended June 30, 2015 and a net loss of $2,172,226 for the year ended December 31, 2014. At June 30, 2015 the Company has a working capital deficiency of $ and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

•	the sale of additional equity and debt securities,
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
•	other business transactions to assure continuation of the Company’s development and operations,
•	development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

Table of Contents	4

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

Table of Contents	5

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 6.

Table of Contents	6

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

Table of Contents	7

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

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

NOTE 4 – NOTE PAYABLE

	June 30, 2015	December 31, 2014
Loan payable - Stockholder, Due December 31, 2015, unsecured (1)	$250,000	$250,000
Note Payable – due May 25, 2015 (4)	5,000	-0-
Note Payable -10% due May 31, 2015 (3)	-0-	100,000
Note Payable - 12% due May 30, 2015 (2)	-0-	100,000
	$255,000	$450,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2015. On June 29, 2015 the $500,000 convertible portion of the debt was extended to December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2017. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04.
Table of Contents	12

The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,928. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $10,406. As of June 30, 2015, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $351,945. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $10,406. This note was modified and restated as of June 20, 2015, see Footnote 9.
(2)	On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $100,000. Interest rate is stated at 12%. As of June 30, 2015, this note balance along with $10,000 of interest was renegotiated into a convertible note with a face value of $110,000. This note was modified and restated as of June 20, 2015, see Footnote 9.
(3)	On November 25, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 31, 2015 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of June 30, 2015, this note balance along with $10,000 of interest was renegotiated into a convertible note with a face value of $110,000. This note was modified and restated as of June 20, 2015, see Footnote 9.
(4)	On January 13, 2015 the Company received a total of $10,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $10,000. Interest was prepaid with the issuance of 100,000 shares of common stock. As of June 30, 2015, the balance due is $5,000.
(5)	On April 20, 2015 the Company received a total of $20,000 from an accredited investor in exchange for a senior promissory note due July 31, 2015 in the aggregate amount of $20,000. Interest rate is stated at 10%. This note was modified and restated as of June 20, 2015, see Footnote 9.

(6)	On April 30, 2015 the Company received a total of $20,000 from an accredited investor in exchange for a senior promissory note due July 31, 2015 in the aggregate amount of $20,000. Interest rate is stated at 10%. This note was modified and restated as of June 20, 2015, see Footnote 9.

NOTE 5 – CONVERTIBLE DEBT

	June 30, 2015	December 31, 2014
Convertible note - related party, Due December 31, 2017 unsecured (2)	500,000	500,000
Convertible note - 10% due June 9, 2015 (3)	-0-	50,000
Convertible note - 10% due June 13, 2015 (4)	-0-	25,000
Convertible note - 10% due July 11, 2015 (5)	-0-	160,000
Convertible note - 10% due June 13, 2015 (6)	-0-	100,000
Convertible note - 10% due June 30, 2015 (7)	-0-	30,000
Convertible note - 10% due December 31, 2015 (9)	55,000	-0-
Convertible note - 12% due December 31, 2015 (9)	27,500	-0-
Convertible note - 12% due December 31, 2015 (9)	175,000	-0-
Convertible note - 12% due December 31, 2015 (9)	116,500	-0-
Convertible note - 12% due December 31, 2015 (9)	110,000	-0-
Convertible note - 12% due December 31, 2015 (9)	110,000	-0-
Convertible note - 12% due December 31, 2015 (9)	52,500	-0-
Convertible note - 12% due December 31, 2015 (9)	63,000	-0-
Convertible note - 12% due December 31, 2015 (9)	22,000	-0-
Convertible note - 12% due December 31, 2015 (9)	22,000	-0-
Convertible note - 12% due December 31, 2015 (9)	25,000	-0-
Convertible note - 12% due December 31, 2015 (10)	110,000	-0-
Convertible note – 12% due October 13, 2015 (11)	30,000	-0-
Convertible note - due September 30, 2015 (8)	25,000	-0-
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$1,468,500	$890,000

Table of Contents	13

(1)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.018% to .02%, volatility ranging from 160% of 336%, trading prices ranging from $.105 per share to $0.105 per share and a conversion price ranging from $0.084 per share to $0.40 per share. Accrued interest on this note that was charged to operations for the year ended December 31, 2014 totaled approximately $7,760. Accrued interest on this note that was charged to operations for the quarter ended June 30, 2015 totaled approximately $937 Amortization of the discounts for the year ended December 31, 2014 totaled $25,000, which was charged to interest expense. The balance of the convertible note at December 31, 2014 including accrued interest and net of the discount amounted to $32,760.

A recap of the balance of outstanding convertible debt at June 30, 2015 is as follows:

Principal balance	$25,000
Accrued interest	10,567
Balance maturing for the period ending:
June 30, 2015	$35,567

The Company valued the derivative liabilities at December 31, 2014 at $8,658. The Company recognized a change in the fair value of derivative liabilities for the three months ended June 30, 2015 of $300, which were charged to operations..  In determining the indicated values at June 30, 2015, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.089, and conversion prices ranging from $.05 per share.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,929. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is 303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. Total amortization for the quarter ended March 31, 2015 was $45,982. As of June 30, 2015, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $351,945. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. This note was modified and restated as of June 20, 2015, see Footnote 9.
Table of Contents	14

(3)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $17,551. As of June 30, 2015, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $31,250. This note was modified and restated as of June 20, 2015, see Footnote 9.
(4)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $13,767. As of June 30, 2015, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $25,000. This note was modified and restated as of June 20, 2015, see Footnote 9.
(5)	On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a beneficial conversion feature when the debt becomes convertible as of January 13, 2015. As of December 31, 2014, the balance was $160,000 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $75,836. As of June 30, 2015, the balance was $160,000 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $155,178. This note was modified and restated as of June 20, 2015, see Footnote 9.
(6)	On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $56,906. As of June 30, 2015, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $100,000. This note was modified and restated as of June 20, 2015, see Footnote 9.
(7)	On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $30,000. The beneficial conversion feature in the amount of $8,250 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $30,000. As of June 30, 2015, the balance was $-0-. The note was converted into 450,000 shares common stock.
Table of Contents	15

(8)	On March 13, 2015 the Company received a total of $25,000 from an accredited investor in exchange for a six month note in the aggregate amount of $25,000. The note is convertible after March 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.06 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of March 31, 2015, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $709. The company will issue 150,000 shares of common stock as prepaid interest. This note was modified and restated as of June 20, 2015, see Footnote 9.
(9)	On June 20, 2015 the Company renegotiated nine convertible and non-convertible notes payable. The Total face value of the notes issued was $778,500 the six month notes are due on December 31, 2015 in the aggregate amount of $888,500. The notes are convertible after June 20, 2015 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of June 30, 2015, the balance was $778,500. The beneficial conversion feature in the amount of $778,500 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $40,129.
(10)	On June 24, 2015 the Company received a total of $110,000 from an accredited investor in exchange for a six month note due on December 31, 2015 in the aggregate amount of $110,000. The note is convertible after June 24, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.081. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of June 30, 2015, the balance was $110,000. The beneficial conversion feature in the amount of $110,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $5,789.

(11)	On April 27, 2015 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after April 27, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.05 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of June 30, 2015, the balance was $30,000. The beneficial conversion feature in the amount of $23,400 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $1,385. The company will issue 150,000 shares of common stock as prepaid interest.

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

Table of Contents	16

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

Rent expense was $45,686 for the three months ended June 30, 2015, and $65,162 for the year ended December 31, 2014, respectively.

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

The Company’s largest stockholder has from time to time provided unsecured loans to the Company, See Note 4 for the detail of the convertible and non-convertible debt with a face value of $750,000

NOTE 9– DEBT EXTINGUISHMENT

At June 19, 2015 the Company was indebted on convertible debt to an non-affiliated shareholder of the Company for $484,000, which consisted of $445,000 principal and $38,000 accrued interest, with interest accruing at 10% convertible at $.04 per share. On June 20, 2015 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was not changed. However the interest rate was increased to 12% and the debt conversion rate was reduced from $.04 per share to $.03 per share there is no accrued interest or principal due until December 31, 2015. The market value of the stock at the date of issuance of the debt was $0.089 per share. As a result, the Company determined a loss on debt extinguishment of $398,275 was recorded to the statement of operations pertaining to a third party as a loss to the statement of operations the Company accounted for this loss on extinguishment as a capital transaction and recorded this amount as a reduction of debt discount.

Table of Contents	17

At June 19, 2015 the Company was indebted on non-convertible debt to an non-affiliated shareholder of the Company for $269,500, which consisted of $240,000 principal and $29,500 accrued interest, with interest accruing at 10%. On June 20, 2015 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was not changed. However the interest rate was increased to 12% and a convertible feature was added to the debt with conversion rate of $.03 per share there is no accrued interest or principal due until December 31, 2015. The market value of the stock at the date of issuance of the debt was $0.089 per share. As a result, the Company determined a loss on debt extinguishment of $531,983 was recorded to the statement of operations pertaining to a third party as a loss to the statement of operations the Company accounted for this loss on extinguishment as a capital transaction and recorded this amount as a reduction of debt discount. As of June 30, 2015, the balance was $269,500. The beneficial conversion feature in the amount of $269,500 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $13,892.

NOTE 10– SUBSEQUENT EVENTS

On August 10, 2015 the Company received $20,000.00 from the sale of 400,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

On August 15, 2015 the Company received $20,000.00 from the sale of 400,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

On August 1, 2015 the Company announced that it had signed a lease for a 6,000 square foot facility in central Portland to serve as the Company's expanded Marijuana and Cannabis Manufacturing Complex and West Coast Operations Base.

On August 17, 2015 the company filed for filed a license application for its third marijuana dispensary license with the Oregon Medical Marijuana Program (OMMP).

Table of Contents	18

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

Introduction

Kaya Holdings, Inc. (“KAYS”, “”we”, “us”, “our” or the “Company”) owns and operates brands that produce, distribute and sell premium cannabis products, including flower, concentrates, and cannabis-infused baked goods and candies. We are the first fully reporting U.S. public company to actually own and operate a vertically integrated seed-to-sale legal marijuana enterprise in the United States. Our operations include medical marijuana dispensaries ("MMDs"), medical marijuana grow operations ("Grows"), the manufacturing of proprietary cannabis products and the research and development of medical grade cannabis strains and extracts for pain relief and treatment of serious illnesses.

Background

KAYS was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“Netspace”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation in January 2010 in a stock-for-stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc. (AFAI).

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

Following the successful introduction of legal recreational marijuana in Colorado in 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”) to operate as a grower, processor, distributor and/or retailer of legal recreational and/or medical marijuana in jurisdictions where it is legal in accordance with State law. After an evaluation of several factors including barriers to entry, cost factors and potential rewards for success, the Company targeted Oregon as the first market to open a state licensed medical marijuana dispensary (MMD).

In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the Kaya Shack brand for its retail operations and on July 3, 2014 opened the Kaya Shack at 1719 SE Hawthorne Boulevard in Portland, Oregon. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources.

Table of Contents	19

In March 2015 a Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name from Alternative Fuels Americas, Inc, to Kaya Holdings, Inc.

KAYS Operational Developments during the Second Quarter 2015

•	On April 6, 2015 FINRA approved the name and symbol change to “KAYS” and on April 7, 2015 the company commenced trading under the new symbol “KAYS”
•	On April 9, 2015 KAYS announced that it had formed the Kaya Farms Medical Marijuana Grow to feed the Kaya Shack supply chain, becoming the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States.
•	As of April 30, 2015 KAYS employees and contractors had harvested the final round of our first medical marijuana crop trials which yielded the company nearly 25 pounds of Oregon Connoisseur-Grade Medical Marijuana since January 1, 2015.
•	On June 3, 2015 KAYS confirmed that it has filed an application for an additional license to open its second Kaya Shack™ MMD in Oregon. The “Kaya Shack™ Marijuana Superstore” is designed to support potential revenue-enhancing opportunities under development by the Company as well as potential early recreational sales by existing MMDs in Oregon.
•	On June 18, 2015 KAYS announced that it had reached an agreement on the principal terms to acquire assets from OC Harley Gardens, a Portland based marijuana grow, which produces high quality, connoisseur-grade, medical marijuana as the countdown to legal recreational sales in Oregon continues. The assets include an existing duly licensed patient base with associated plants and grower licenses, unique genetics, equipment, and use of the facility on a rent-free basis.

(The agreement was subsequently consummated on July 15, 2015 and adds additional highly sought-after strains to the Kaya Farms portfolio (with THC levels ranging from 20-27%) and boosts KAYS production capabilities so we can meet anticipated increases in demand as we open additional shops and recreational sales come to Oregon with the first stage of legal recreational sales slated to begin October1, 2015 through medical marijuana dispensaries.)

•	On June 26, 2015 KAYS confirmed that it has been awarded a license by the Oregon Medical Marijuana Program to open its second Kaya Shack™. KAYS has met all of the criteria for the license, and final approval is subject to pre-opening inspection. The license for the new Kaya Shack Marijuana Superstore coincides with the Oregon Legislature Joint Marijuana Committee’s unanimous passing of an amendment to permit MMP dispensaries to sell marijuana to adults 21 and above beginning October 1, 2015.

Market Overview- Legal Recreational and Medical Marijuana

The National Level

Twenty-seven states and the District of Columbia have either legalized medical marijuana or decriminalized marijuana possession -- or both. Additionally, four states have voted-in recreational marijuana laws with active legal cannabis economies flourishing in Colorado and Washington. Oregon is scheduled to commence with early recreational sales of marijuana (“flower” only, no concentrates or edibles) through existing medical marijuana dispensaries, beginning October 1, 2015 with full recreational licensing and sales beginning in 2016.

Potential legislative actions and ballot initiatives are planned over the next two years for nine more states- Arizona, California, Hawaii, Maine, Massachusetts, Missouri, Nevada, Ohio and Wyoming.

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

Table of Contents	20

Estimates from various sources for the size of the long term market range from up to an excess of $100 billion if Federal Prohibition is repealed and marijuana sales become legal in all 50 states and Washington D.C. (for perspective beer is approximately a $100 billion market, with wine just under $30 billion and coffee approximately $12 billion).

Kaya Holdings Current and Future Operations in Oregon

Kaya Shack Medical Marijuana Dispensaries and Recreational Marijuana Retail Stores

Kaya Holdings operates the Kaya Shack™ brand of medical marijuana dispensaries.

Dubbed by the mainstream press as the “Starbucks of Marijuana” after our first store opened in July, 2014, our operating concept is simple- to deliver a consistent customer experience (quality products, fair prices and superior customer service) to a broad and diverse base of customers. Kaya Shack™ meets the quality needs of the “marijuana enthusiast”, the comfort and atmosphere preferences of “soccer moms” and the price sensitivities of casual smokers.

The Kaya Shack™ brand communicates positive thinking and joy, with signs adorning the walls that read “It’s a Good Day to have a Good Day” and “Some of our Happiest Days Haven’t Even Happened Yet”, and our signature “Be Kind”.

Kaya Shack™ Stores are open 7 days a week from 10:00 am to 10:00 pm. Operations follow an operational manual that details procedures for 18 areas of operation including safety, compliance, store opening, store closing, merchandising, handling of cash, inventory control, product intake, store appearance and employee conduct.

In compliance with regulations, all marijuana and marijuana infused products sold through our stores are quality tested by independent labs to assure adherence to strict quality and purity standards.

While the stores are currently operating as medical marijuana dispensaries (MMDs), as of October 1, 2015 they will also begin to offer recreational sales pursuant to a bill passed by both Houses of the Oregon Legislature. When recreational licenses are available in 2016 we will apply for retail sales licenses for all locations but still intend to keep our medical marijuana dispensary licenses so as to continue delivering top service to our patient base.

Table of Contents	21

Retail Locations

I. Kaya Shack™, 1719 SE Hawthorne Blvd., Portland, Oregon

Our flagship Hawthorne Boulevard Store opened July 3, 2014. The location is prime Portland real estate, located in an area that many term as “the Greenwich Village of Portland”.

The Portland facility currently features over 35 popular strains of marijuana including our proprietary, high-grade “Kaya Kush” (independent testing performed on 11/10/2014 confirms a total THC/Cannabinoid content in excess of 25%). Our stores also feature various concentrates, including butane hash oil (B.H.O.) and CO2 oil extract (wax, shatter) which range in potency from approximately 40% to over 80% THC, as well as high grade Oils and Tinctures, high CBD – low THC strains and “Kaya Candies”, “Kaya Caramels” and an assortment of cookies and cakes for patients who do not smoke.

Table of Contents	22

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon

Our first Marijuana Superstore (the second Kaya Shack™) is targeted to open early-fall, 2015 in South Salem, Oregon in time to take advantage of early recreational sales starting October 1.

The Company has received its provisional license from the Oregon Medical Marijuana Program (OMMP) and has initiated site build-out. Upon completion of the construction and satisfactory passing of the compliance inspection the company will apply for the final state license to be issued by the OMMP, and then apply for the local Salem, Oregon operating license.

The first class space, with a footprint roughly three times the size of our first Kaya Shack™ in Portland, was carefully chosen with an eye towards concept expansion to enhance revenues and broaden branding opportunities. In addition to the recreational and medical marijuana products offered at our Hawthorne location, the space allows for additional products and concept innovations to be introduced. These include a clone room for the sale of nascent plants and additional on-site freshly made products.

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon

Our second Marijuana Superstore (the third Kaya Shack™) is targeted to open late 2015 in North Salem, Oregon.

As of the date of this filing, the Company has completed a letter of intent with the landlord (the same landlord that leased us the South Salem Location) to secure this location and has filed for its provisional license from the Oregon Medical Marijuana Program (OMMP).

Upon securing the final lease (anticipated but not yet finalized) and the subsequent issuance of the provisional license from the OMMP upon positive acceptance of the application (also anticipated but not yet finalized), the Company intends to commence with site buildout and final licensing procedures similar to those described above.

As with the South Salem Store, the location is first class space, with a footprint roughly three times the size of our first Kaya Shack™ and we intend to offer additional products and concept innovations at this location. In addition to the benefits of our South Salem location, this location was chosen with an eye towards completing market penetration of the Salem Metropolitan Area which hosts a population base of approximately 400,000 people.

Table of Contents	23

Kaya Farms Consolidated Marijuana Grow and Manufacturing Facility, West Coast Base of Operations

Kaya Holdings operates the Kaya Farms Grow Operations and Manufacturing Facility to provide its Kaya Shack™ dispensaries with top grade connoisseur quality marijuana products including flower, concentrates and extracts, and edibles.

On August 1, 2015 the Company announced that it had signed a lease for a 6,000 square foot facility in central Portland to serve as the Company's expanded Marijuana and Cannabis Manufacturing Complex and West Coast Operations Base. To date the Company has consolidated the original Kaya Farms Grow operation and the newly acquired assets of OC Harley Gardens including equipment, plants and all related licenses into the new facility for a substantially expanded Grow with significantly increased volume capacities.

Expansion and remodeling is being undertaken with an eye towards uninterrupted production of high quality, connoisseur-grade marijuana, so that the Company is prepared for the October 1st commencement of recreational sales in Oregon. Our end goal is designed to increase the perpetual harvest room model to potentially include more than 100 strains of marijuana and substantially increase our production volume while lowering costs.

Table of Contents	24

Kaya Shack/Kaya Farms Medical Marijuana Products

The Company is currently evaluating a roll-out of proprietary strain-specific concentrates for sale through our retail network as well as potential distribution lines to other dispensaries. Additionally, the Company is in process of evaluating different manufacturing opportunities and related activities at the space for a wide range of marijuana manufacturing opportunities.

The Company’s proprietary strain of Kaya Kush Marijuana tested in excess of 25% total THC/Cannabinoid content in November 2014. Additionally, KAYS produced its first batch of its own concentrates in February 2015, which was tested by an independent lab at 94% total cannabinoid content.

Summary

Our first 13 and a half months of operations have yielded approximately $150,000 in sales at our first medical marijuana dispensary and a wealth of experience and data that we are using to build out our infrastructure to steer our expansion efforts, which we hope to achieve in Oregon and beyond under the Kaya Shack banner. While we had first sought to open multiple dispensary locations in Oregon by the end of 2014, our first few months in operation led us to understand that this is an industry with unique challenges and opportunities, especially for a public company. We elected to concentrate our efforts in late 2014 and early 2015 on properly building out our infrastructure to facilitate growth and also to set up operations to grow our own supply of Connoisseur Grade Cannabis to supply our planned retail locations so that we could control costs and maintain a steady enough supply of quality Cannabis.

Table of Contents	25

Since the beginning of the second quarter we have begun the process of opening two new dispensaries (“Mini Superstores”) as well as secured space for a substantially larger grow operation and marijuana products manufacturing facility. The grand opening of the new Kaya Shack Marijuana Superstores are scheduled to coincide with the beginning of early recreational sales beginning October 1, 2015.

Management continues to believe that the larger opportunity will be with the new recreational market that will be unfolding in Oregon that involves vertical integration utilizing Producer, Processor, Wholesaler and Retailer licenses. Unlike the medical marijuana program, there are no restrictions or limitations with the Recreational Market regarding patient qualifications, and a much larger market will open up for retail demand, which the Company intends to aggressively exploit by leveraging their Oregon MMD experience and public company status.

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

Table of Contents	26

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

Results of Operations

Three months and six months ended June 30, 2015 compared to three and six months ended June 30, 2014.

Revenues

With the opening of the Company’s first MMD in Portland Oregon, we had revenues of $27,493 for the three months ended June 30, 2015 and revenues of $57,832 for the six months ended June 30, 2015 versus no revenues for the corresponding periods in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $69,808 to $60,592 in the three months ended June 30, 2015 and also decreased by $45,471 to $146,976 in six months 2015 compared to the same period in 2014. The decrease for the current period versus the same period in the prior year results from expenses associated the Company’s entrance into the medical marijuana market and with launching operations at their first licensed MMD in Portland, Oregon in the prior year.

Table of Contents	27

Professional fee expense

Professional fees decreased by 128,585 to $73,000 in the second quarter of 2015 compared to the same period in 2014. The Company’s entrance into the medical marijuana market in the prior year resulted in decreased expenses currently.

Professional fees increased by $310,954 to $610,210 in the six months of 2015 compared to the same period in 2014. The Company’s expenses were substantially more compared to the same period the prior year, but these expenses were mostly stock issuances (versus actual cash payments) to key management, consultants and professionals that were integral to the process of the company becoming the first fully reporting U.S. public company to actually own and operate a vertically integrated seed-to-sale legal marijuana enterprise in the United States

Liquidity and Capital Resources

During the second quarter of 2015 we issued $175,000 of debt with a stated interest rate of 12%. The debt is payable on December 31, 2015.

For the six months ended June 30, 2015 we invested $12,500 in equipment at our grow location.

Accordingly, with increased capital improvements and increased expenses associated with the launch of the Medical Marijuana business plan the Company’s cash reserves as of June 30, 2015 were $97,583 versus $166 for the same period in 2014. While the Company believes that they will continue to have increased access to investment capital to develop its Medical Marijuana and Legal Recreational Marijuana business plan, there can be no assurance that this will be so.

Although the Company achieved revenues in the first quarter through the opening of their first Kaya Shack MMD, the Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Going Concern

The Company’s financial statements as of and for the six months ended June 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $7,691,696 from inception through the period ended June 30, 2015. The Company had a net loss of $1,388,153 for the three months ended June 30, 2015. At June 30, 2015 the Company had a working capital deficiency of $397,549, an accumulated deficit of $7,691,696 and a net capital deficiency of $841,432. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Table of Contents	28

Item 4. Controls and Procedures

 (a) Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Craig Frank, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2015 the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at June 30, 2015 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

 (b) Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

Table of Contents	29

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 24, 2015 the Company received a total of $110,000 from an accredited investor in exchange for a six month note due on December 31, 2015 in the aggregate amount of $110,000. The note is convertible after June 24, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.081. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of June 30, 2015, the balance was $110,000. The beneficial conversion feature in the amount of $110,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $5,789.

On April 27, 2015 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after April 27, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.05 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of June 30, 2015, the balance was $30,000. The beneficial conversion feature in the amount of $23,400 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $1,385. The company will issue 150,000 shares of common stock as prepaid interest.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Craig Frank, Acting Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to 18 U.S.C. 1350.

32.2	Certification of Craig Frank, Acting Chief Financial Officer, pursuant to 18 U.S.C. 1350.

Table of Contents	30

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2015		Kaya Holdings, Inc.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Craig Frank
Craig Frank, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	31