Form 10-Q
period 2015-09-30
Kaya Holdings, Inc.
filed 2015-11-24
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

As of November 16, 2015, the Issuer had 88,855,991 shares of its common stock outstanding

 KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	(Unaudited)	(Audited)
	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and equivalents	$302,782	35,194
Inventory - Net of Allowance	29,823	5,267
Prepaid license fee	12,000	1,667
Total Current Assets	344,605	42,128

OTHER ASSETS:
Property and equipment, net	154,451	57,379
Deposits	37,986	16,200
Total Other Assets	192,437	73,579

Total Assets	537,042	115,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	258,999	215,174
Accounts payable and accrued expense - related parties	—	20,109
Accrued interest	45,103	8,705
Convertible notes payable	25,000	25,000
Convertible note payable - net of discount	677,179	189,993
Derivative liabilities	9,201	8,434
Notes payable	—	200,000
Total Current Liabilities	1,015,482	667,415

LONG TERM LIABILITIES:
Convertible note payable - related party - net of discount	400,682	303,213
Notes payable - net of discount	64,328	—
Note payable - related party	286,415	270,809
Total Long Term Liabilities	751,425	574,022

Total Liabilities	1,766,907	1,241,437

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized; 55,120 and 55,120 issued and outstanding at September 30, 2015 and December 31, 2014	55	55
Common stock , par value $.001; 250,000,000 shares authorized; 89,855,991 shares issued as of September 30, 2015 and 77,289,325 shares issued as of December 31, 2014	89,856	77,289
Additional paid in capital	6,341,169	4,436,217
Subscriptions payable	5,000	114,500
Accumulated deficit	(7,359,653)	(5,519,469)
Non-controlling interest	(306,292)	(234,323)
Net Stockholders' Equity/(Deficit)	(1,229,865)	(1,125,730)
Total Liabilities and Stockholders' Equity/(Deficit)	$537,042	$115,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	1

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Sales	$32,765	$36,978	$90,597	$36,978

Cost of Sales	22,243	22,839	35,527	22,839

Gross Profit	10,522	14,139	55,070	14,139

Operating Expenses:
Professional fees	124,050	265,497	734,260	561,253
Salaries and wages	42,101	3,446	90,153	3,446.00
General and administrative	141,450	98,697	288,499	294,644

Total Operating Expenses	307,601	367,640	1,112,913	859,343

Operating Loss	(297,079)	(353,502)	(1,057,842)	(845,204)

Other Income(expense)
Interest expense	(100,236)	(108,766)	(627,022)	(226,377)
Derivative liabilities expense	—	(22,368)	—	(22,368)
Gain on extinguishment of debt	1,347,971	38,864	417,713	38,864
Change in derivative liabilities expense	(242)	—	(767)	—
Inventory valuation	—		28,000
Other income	—	—	—	20,369
Amortization of debt discount	(672,307)	(25,000)	(672,307)	(25,000)
Forgiveness of debts	—	(4,500)	—	86,495
Total Other Income(Expense)	575,186	(121,770)	854,383	(128,017)

Net Income/(loss) before Income Taxes	278,107	(475,271)	(1,912,225)	(973,221)#

Provision for Income Taxes	—	—	—	—

Net Income/(loss)	278,107	(475,271)	(1,912,225)	(973,221)

Net (Loss) attributed to non-controlling interest	(53,936)	(114,496)	(71,961)	(312,429)

Net Income(loss) attributed to Kaya Holdings, Inc.	332,043	(360,775)	(1,840,224)	(660,792)

Basic and diluted net loss per common share	$ *	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	86,989,325	75,746,064	85,497,017	73,958,516

* Less than $0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cashflows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES:
Net loss	$(1,840,264)	$(660,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(71,961)	(312,429)
Depreciation	4,288	6,346
Gain from restructure of stockholder loan	—	(76,459)
Gain on extinguishment of debt	(417,713)	4,500
Derivative expense	767	22,368
Change in derivative liabilities		(38,954)
Amortization of debt discount	1,019,134	235,121
Stock issued for services	481,500	376,983
Stock issued for interest	39,500	—
Stock issued as contribution	—	42,500
Changes in operating assets and liabilities:
Prepaid expense	(10,333)	(11,400)
Inventory	(24,556)	(17,759)
Other assets	(20,291)	(15,000)
Accrued interest	34,138	—
Accounts payable and accrued expenses	24,201	(137,512)

Net cash used in operating activities	(611,064)	(582,487)

INVESTING ACTIVITIES:
Purchase of property and equipment	(56,349)	(64,730)
Proceeds for equipment	—	—
Net cash used in investing activities	(56,349)	(64,730)

FINANCING ACTIVITIES:
Payments on installment agreement	—	(5,000)
Payments on related party debt	—	(47,770)
Proceeds from related party debt	—	—
Proceeds from convertible debt	600,000	335,000
Proceeds from note payable	210,000	100,000
Payment on note payable	(10,000)
Stock subscription received	5,000
Proceeds from sales of common stock	130,000	310,000
Net cash provided by (used in) financing activities	935,000	692,230

NET INCREASE IN CASH	267,588	45,013

CASH BEGINNING BALANCE	35,194	185

CASH ENDING BALANCE	$302,782	$45,198

Table of Contents	3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:

Value of convertible preferred shares of subsidiary issued		96,000
Value of common shares issued as payment of debt	60,000
Value of common shares issued as payment for equipment	44,500
Value of common shares issued to settle accrued expenses		35,000
Value of common shares issued to settle accounts payable		100,000
Value of common shares issued to settle interest expense	38,000	4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	4

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc. (f/k/a Alternative Fuels Americas, Inc.), (the “Company” or “KAYS”) is a holding company. The Company was incorporated in 1993 in Delaware, and has engaged in a number of businesses. Its name was changed on May11, 2007 to NetSpace International Holdings, Inc. (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 in a stock for stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders of the Florida corporation. A certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. In March 2015 another certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name from Alternative Fuels Americas, Inc. (a Delaware corporation) to Kaya Holdings, Inc. The Company has two subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) which is wholly owned, and Marijuana Holdings Americas, Inc. a Florida corporation, (“MJAI”) which is a majority owned subsidiary.

Nature of the Business

The Company operates a subsidiary, Marijuana Holdings Americas, Inc., a Florida corporation, that pursues medical and/or recreational licenses for the growing, processing and/or sale of marijuana in jurisdictions where it is legal and permissible under local laws. The subsidiary was formed in March 2014.

In March 2014 Marijuana Holdings Americas, Inc. (through local Oregon subsidiaries) began the application process to obtain licenses to operate medical marijuana dispensaries in Oregon. On March 21, 2014 the Company received notice from the Oregon Health Authority that MJAI Oregon 1 had been granted provisional licensing approval to operate their first Medical Marijuana Dispensary in Portland, Oregon and subsequently received full licensing approval for the first “Kaya ShackTM” retail medical marijuana dispensary, which we began operating July 3, 2014 and had subsequently received license for two additional facilities.

In April 2015, KAYS announced that it has commenced with its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana. In October 2015, Oregon commenced legal recreational marijuana sales through licensed medical marijuana dispensaries, including those operated by the company.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,840,264 for the nine months ended September 30, 2015 and a net loss of $1,414,250 for the year ended December 31, 2014. At September 30, 2015 the Company has a working capital deficiency of $735,196 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

•	the sale of additional equity and debt securities,
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
Table of Contents	5

•	other business transactions to assure continuation of the Company’s development and operations,
•	development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

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

Fiscal Year

The Company’s fiscal year-end is December 31.

Table of Contents	6

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

Level 3 – Unobservable inputs reflecting the Company’s assumptions . incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant .assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

Table of Contents	7

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

Table of Contents	8

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	9

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets. The Company is not planning to early adopt ASU 2015-03 and does not anticipate that the adoption of ASU 2015-03will materially impact its condensed consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is not planning to early adopt ASU 2015-11 and is currently evaluating ASU 2015-11 to determine the potential impact to its condensed consolidated financial statements and related disclosures.

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

Table of Contents	13

NOTE 4 – NOTE PAYABLE

	September 30, 2015	December 31, 2014
Loan payable - Stockholder, Due December 31, 2015, unsecured (1)	$250,000	$250,000
Note Payable – 10% due September 9, 2017 (4) also see note 5, see footnote (11)	100,000	-0-
Note Payable – 10% due September 9, 2017 (5) also see note 5, see footnote (11)	100,000	-0-
Note Payable -10% due May 31, 2015 (3)	-0-	100,000
Note Payable - 12% due May 30, 2015 (2)	-0-	100,000
Total Face Value of Non-Conv. Debt	$450,000	$450,000
Less (discounts) imputed interest	(99,257)	20,809
Net Long-term Debt Non Convertible debt	$350,743	$270,809
Net Short-term Debt Non Convertible	$0	$200,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2015. On June 20, 2015 the $500,000 convertible portion of the debt was extended to December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2017. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04.
The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,928. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $10,406. As of September 30, 2015, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $400,682. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $36,415. This note was modified and restated as of June 20, 2015, see Footnote 9.
(2)	On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $100,000. Interest rate is stated at 12%. As of June 30, 2015, this note balance along with $10,000 of interest was renegotiated into a convertible note with a face value of $110,000. This note was modified and restated as of June 20, 2015, see Footnote 9.
(3)	On November 25, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 31, 2015 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of June 30, 2015, this note balance along with $10,000 of interest was renegotiated into a convertible note with a face value of $110,000. This note was modified and restated as of June 20, 2015, see Footnote 9.

(4)	On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.
Table of Contents	14

(5)	On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

NOTE 5 – CONVERTIBLE DEBT

	September 30, 2015	December 31, 2014
Convertible note - related party, Due December 31, 2017 unsecured (2)	500,000	500,000
Convertible note - 10% due June 9, 2015 (3)	-0-	50,000
Convertible note - 10% due June 13, 2015 (4)	-0-	25,000
Convertible note - 10% due July 11, 2015 (5)	-0-	160,000
Convertible note - 10% due June 13, 2015 (6)	-0-	100,000
Convertible note - 10% due June 30, 2015 (7)	-0-	30,000
Convertible note - 10% due December 31, 2015 (9)	55,000	-0-
Convertible note - 12% due December 31, 2015 (9)	27,500	-0-
Convertible note - 12% due December 31, 2015 (9)	175,000	-0-
Convertible note - 12% due December 31, 2015 (9)	116,500	-0-
Convertible note - 12% due December 31, 2015 (9)	110,000	-0-
Convertible note - 12% due December 31, 2015 (9)	110,000	-0-
Convertible note - 12% due December 31, 2015 (9)	52,500	-0-
Convertible note - 12% due December 31, 2015 (9)	63,000	-0-
Convertible note - 12% due December 31, 2015 (9)	22,000	-0-
Convertible note - 12% due December 31, 2015 (9)	22,000	-0-
Convertible note - 12% due December 31, 2015 (9)	25,000	-0-
Convertible note - 12% due December 31, 2015 (10)	110,000	-0-
Convertible note - due September 30, 2015 (8)	25,000	-0-
Convertible note-10% due September 21, 2017 (11)	50,000
Convertible note-10% due September 21, 2017 (12)	100,000
Convertible note-10% due September 21, 2017 (13)	50,000
Convertible note- 6% due April 1, 2016 (14)	28,500
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$1,227,000	$890,000

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.018% to .02%, volatility ranging from 160% of 336%, trading prices ranging from $.105 per share to $0.105 per share and a conversion price ranging from $0.084 per share to $0.40 per share. Accrued interest on this note that was charged to operations for the year ended December 31, 2014 totaled approximately $7,760. Accrued interest on this note that was charged to operations for the quarter ended September 30, 2015 totaled approximately $945) Amortization of the discounts for the year ended December 31, 2014 totaled $25,000, which was charged to interest expense. The balance of the convertible note at December 31, 2014 including accrued interest and net of the discount amounted to $32,760.

Table of Contents	15

A recap of the balance of outstanding convertible debt with derivative liabilities at September 30, 2015 is as follows:

Principal balance	$25,000
Accrued interest	11,526
Balance maturing for the period ending:
September 30, 2015	$36,526

The Company valued the derivative liabilities at December 31, 2014 at $8,658. The Company recognized a change in the fair value of derivative liabilities for the three months ended September 30, 2015 of $242, which were charged to operations..  In determining the indicated values at September 30, 2015, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.089, and conversion prices ranging from $.05 per share.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,929. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is 303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. Total amortization for the quarter ended June 30, 2015 was $Update this number. As of September 30, 2015, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $400,682. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. This note was modified and restated as of June 20, 2015.
(3)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $17,551. As of September 30, 2015, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $update number. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 9.
Table of Contents	16

(4)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $13,767. As of September 30, 2015, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $25,000. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 9.
(5)	On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a beneficial conversion feature when the debt becomes convertible as of January 13, 2015. As of December 31, 2014, the balance was $160,000 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $75,836. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 9.

(6)	On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $56,906. As of September 30, 2015, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $100,000. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 9.
(7)	On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $30,000. The beneficial conversion feature in the amount of $8,250 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $30,000. As of September 30, 2015, the balance was $-0-. The note was converted into 450,000 shares common stock.
(8)	On March 13, 2015 the Company received a total of $25,000 from an accredited investor in exchange for a six month note in the aggregate amount of $25,000. The note is convertible after March 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.06 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of September 30, 2015, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $7,917. The company has issued 150,000 shares of common stock as prepaid interest.
Table of Contents	17

(9)	On June 20, 2015 the Company renegotiated nine convertible and non-convertible notes payable. The Total face value of the notes issued was $778,500 the six month notes are due on December 31, 2015 in the aggregate amount of $778,500. The notes are convertible after June 20, 2015 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of September 30, 2015, the balance was $778,500. The beneficial conversion feature in the amount of $778,500 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $449,443. These notes were the result of extinguishment and re-issued under new terms as of June 20, 2015, see Footnote 9.
(10)	On June 24, 2015 the Company received a total of $110,000 from an accredited investor in exchange for a six month note due on December 31, 2015 in the aggregate amount of $110,000. The note is convertible after June 24, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.081. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of September 30, 2015, the balance was $110,000. The beneficial conversion feature in the amount of $110,000 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $62,526. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 9.
(11)	On April 27, 2015 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after April 27, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.05 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of September 30, 2015, the balance was -0-

(11)	On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. Note due on September 21, 2017

(12)	On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. Note due on September 21, 2015

(13)	On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. Note due on September 21, 2015

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

Table of Contents	18

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

(14)	On July 27, 2015 the company issued a note payable for $28,500 The Company agrees to pay to the Holder $28,500 plus accrued interest pursuant to the following schedule:

An initial payment of $5,000 is due no later than December 1, 2015. This amount represents the balance of the security deposit due for the lease of Commercial/Manufacturing Space occupied by MJAI Oregon 1, LLC, a majority-owned subsidiary of the company. A final payment of $23,500 principal, plus any accrued Interest at 10% is due no later than April 1, 2016. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through March 31, 2016. The note is convertible after March 31, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price.

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

During the Quarter ended September 30, 2015 the Company issued 800,000 shares of common stock valued in a range of $0.05 to $0.09 per share Total value of assets acquired was $27,000. Total consulting services were 37,000

During the Quarter ended September 30, 2015 the Company issued 100,000 shares of common stock valued at $0.08 as payment for interest of $8,000

On August 12, 2015 the Company received $20,000 from the sale of 400,000 restricted common shares of stock to an accredited investor that is a current shareholder of the company.

On August 15, 2015 the Company received $20,000 from the sale of 400,000 restricted common shares of stock to an accredited investor that is a current shareholder of the company.

On April 27, 2015 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after April 27, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.05 per share. On September 23, 2015 the balance was converted into 600,000 shares of common stock... The company issued 150,000 shares of common stock as interest. The value of the shares as of the date of issuance as $0.08.

Table of Contents	19

On September 10, 2015 the Company received $25,000 from the sale of 416,666 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

On September 29, 2015 the Company received $5,000 from the sale of 100,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor.

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

Rent expense was $45,686 for the nine months ended September 30, 2015, and $65,162 for the year ended December 31, 2014, respectively.

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

Table of Contents	20

NOTE 9– DEBT EXTINGUISHMENT

At June 19, 2015 the Company was indebted on convertible debt to an non-affiliated shareholder of the Company for $536,500, which consisted of $495,000 principal and $41,500 accrued interest, with interest accruing at 10% convertible at $.04 per share. On June 20, 2015 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was extinguished and a new note for principal and interest was entered into. Additionally, the interest rate was increased to 12% and the debt conversion rate was reduced from $.04 per share to $.03 per share there is no accrued interest or principal due until December 31, 2015. The market value of the stock at the date of issuance of the debt was $0.089 per share. As of September 30, 2015, the balance was $536,500 The beneficial conversion feature in the amount of $536,500 is being expensed as interest over the term of the note. As a result, the Company determined a gain on debt extinguishment of $417,713 was recorded to the statement of operations pertaining to a third party as a gain to the statement of operations the Company accounted for this gain on extinguishment as a capital transaction and recorded this amount as a reduction of debt discount.

At June 19, 2015 the Company was indebted on non-convertible debt to an non-affiliated shareholder of the Company for $154,000, which consisted of $140,000 principal and $14,000 accrued interest, with interest accruing at 10%. On June 20, 2015 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was extinguished and a new note for principal and interest was entered into. Additionally, the interest rate was increased to 12% and a convertible feature was added to the debt with conversion rate of $.03 per share there is no accrued interest or principal due until December 31, 2015. The market value of the stock at the date of issuance of the debt was $0.089 per share. As of September 30, 2015, the balance was $154,000. The beneficial conversion feature in the amount of $154,000 is being expensed as interest over the term of the note.

NOTE 10 – GOING CONCERN

The Company’s consolidated financial statements as of and for the nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,840,264 for the nine months ended September 30, 2015 and a net loss of $1,414,250 for the year ended December 31, 2014. At September 30, 2015 the Company has a working capital deficiency of $735,196 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 11- WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

Table of Contents	21

The Value of the warrants on the date of issuance of debt was $139,785 the amount has been recorded as debt discount to be amortized over the term of the debt. For the period ended September 30, 2015 $4,113 of amortization expense was recognized. The Face value of the debt is $200,000. Unamortized debt discount is $135,672. The Net value of the debt of $64,328 is reflected as a long-term liability

NOTE 12– SUBSEQUENT EVENTS

On October 13, 2015 the Company received $100,000 from the sale of 2,222,222 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

Table of Contents	22

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

Introduction

Kaya Holdings, Inc. (“KAYS”, “”we”, “us”, “our” or the “Company”) owns and operates brands that produce, distribute and sell premium cannabis products, including flower, concentrates, and cannabis-infused baked goods and candies. We are the first fully reporting U.S. public company to actually own and operate a vertically integrated seed-to-sale legal marijuana enterprise in the United States. Our operations include medical marijuana dispensaries ("MMDs"), that serve both medical marijuana patients and recreational customers medical marijuana grow operations ("Grows"), the manufacturing of proprietary cannabis products and the research and development of medical grade cannabis strains and extracts for pain relief and treatment of serious illnesses.

Background

KAYS was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“Netspace”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation, in January 2010 in a stock-for-stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders of the Florida corporation. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc.

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

Table of Contents	23

KAYS operated Development from March 2014 through the second quarter of 2015:

•	In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the Kaya Shack™ brand for its retail operations and on July 3, 2014 opened the Kaya Shack at 1719 SE Hawthorne Boulevard in Portland, Oregon. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources.
•	In March 2015 a Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name from Alternative Fuels Americas, Inc, to Kaya Holdings, Inc. On April 6, 2015 FINRA approved the name and symbol change and on April 7, 2015 the company commenced trading under the new symbol “KAYS.”
•	On April 9, 2015 KAYS announced that it had formed the Kaya Farms Medical Marijuana Grow to feed the Kaya Shack™ supply chain, becoming the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. As of April 30, 2015 KAYS employees and contractors had harvested the final round of our first medical marijuana crop trials which yielded the company nearly 25 pounds of Oregon Connoisseur-Grade Medical Marijuana since January 1, 2015.
•	On June 3, 2015 KAYS confirmed that it has filed an application for an additional license to open its second Kaya Shack™ MMD in Oregon. The “Kaya Shack™ Marijuana Superstore” is designed to support potential revenue-enhancing opportunities under development by the Company as well as potential early recreational sales by existing MMDs in Oregon.
·	On June 18, 2015 KAYS announced that it had reached an agreement on the principal terms to acquire assets from OC Harley Gardens, a Portland based marijuana grow, which produces high quality, connoisseur-grade, medical marijuana. The assets include an existing duly licensed patient base with associated plants and grower licenses, unique genetics, equipment, and use of the facility on a rent-free basis.
•	On June 26, 2015 KAYS confirmed that it has been awarded a license by the Oregon Medical Marijuana Program to open its second Kaya Shack™. KAYS has met all of the criteria for the license, and final approval is subject to pre-opening inspection. The license for the new Kaya Shack Marijuana Superstore coincided with the Oregon Legislature Joint Marijuana Committee’s unanimous passing of an amendment to permit MMP dispensaries to sell marijuana to adults 21 and above beginning October 1, 2015.

KAYS Operational Developments during the Third Quarter 2015 through October 31, 2015

•	On July 15, 2015 KAYS announced the completion of the OC Harley asset purchase agreement which added additional highly sought-after strains to the Kaya Farms portfolio (with THC levels ranging from 20-27%) and boosted KAYS production capabilities to meet increases in demand as we open additional shops and recreational sales come to Oregon.
•	On July 29, 2015 KAYS announced that it had signed a lease on a 6,000 square foot facility in central Portland to serve as the Company's expanded Marijuana and Cannabis Manufacturing Complex and West Coast Operations Base. The Company has since consolidated all Kaya Farms Operations and assets into the new facility for a substantially expanded Grow with significantly increased volume capacities, and the site is currently undergoing development, planning and renovations to facilitate industrial-level marijuana product manufacturing.
•	On August 18, 2015 KAYS announced that it had filed a license application for its third marijuana dispensary license, a planned Marijuana Superstore in North Salem, Oregon. The Company has completed a letter of intent to secure this 3rd retail location and has filed for the corresponding provisional license from the OMMP. This location, if successfully opened will provide KAYS with excellent coverage in Salem, a community with more than 400,000 people and comparatively few operating dispensaries. As with our South Salem store, this location is prime retail space, roughly three times the size of our first Kaya Shack and its location would give us the opportunity to introduce and expand concept innovations and additional potential revenue streams.
•	On October 1, 2015 KAYS began adding legal recreational cannabis at its initial Kaya Shake™ location.
Table of Contents	24

•	On October 20, 2015 KAYS announced that it had opened its 2nd retail marijuana location, the Kaya Shack™ Marijuana Superstore in South Salem, Oregon. Additionally, the company reported that recreational sales launched October 1st at its flagship store in Portland, Oregon have resulted in a substantial increase in new customers, volume of transactions and total sales revenues. For information regarding revenues and market trends during the first 30 days of recreational sales, please see “Results of Operations” below.

Market Overview- Legal Recreational and Medical Marijuana

The National Level

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

Twenty-seven states and the District of Columbia have either legalized medical marijuana or decriminalized marijuana possession -- or both. Additionally, four states have voted-in recreational marijuana laws with active legal cannabis economies flourishing in Colorado and Washington. Effective October 1, 2015 Oregon has commenced with early recreational sales of marijuana (“flower” only, no concentrates or edibles) through existing medical marijuana dispensaries, with full recreational licensing and sales scheduled to begin in 2016.

Potential legislative actions and ballot initiatives are planned over the next two years for at least eight more states- Arizona, California, Hawaii, Maine, Massachusetts, Missouri, Nevada, and Wyoming.

Table of Contents	25

Kaya Holdings Current and Planned Operations in Oregon

Kaya Shack™ Medical Marijuana Dispensaries and Recreational Marijuana Retail Stores

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

The Kaya Shack™ brand communicates positive thinking and joy, with signs adorning the walls that read “It’s a Good Day to have a Good Day” and “Some of our Happiest Days Haven’t Even Happened Yet” , and our signature “Be Kind” .

Kaya Shack™ Stores are open 7 days a week from 8:00 am to 9:00 pm. Operations follow an operational manual that details procedures for 18 areas of operation including safety, compliance, store opening, store closing, merchandising, handling of cash, inventory control, product intake, store appearance and employee conduct.

In compliance with regulations, all marijuana and marijuana infused products sold through our stores are quality tested by independent labs to assure adherence to strict quality and purity standards.

Our two currently operating locations operate as medical marijuana dispensaries (MMDs), and as of October 1, 2015 they became licensed to offer recreational sales pursuant to a bill passed by both Houses of the Oregon Legislature. When recreational licenses are available in 2016 we will apply for retail sales licenses for all locations but still intend to service our medical marijuana patients as the law permits.

CBS Oregon Affiliate KOIN Channel 6 Television News featured Kaya Holdings and the Kaya Shack Retail Marijuana Store in Portland, Oregon on the eve of recreational sales, and spotlighted the company’s stock and status as the first fully reporting US Public Company to commence legal recreational marijuana sales.

To see the video please click here. http://koin.com/2015/09/28/oregon-medical-pot-dispensaries-prep-for-rec-sales/

Table of Contents	26

Retail Locations

I. Kaya Shack™ , 1719 SE Hawthorne Blvd., Portland, Oregon

KayaShack
KayaShack
OCTOBER
October 9
What Would
Happen
KayaShack
OUR FLOWER IS GROWN ORGANIC
KayaShack

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

Table of Contents	27

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Our second location (the first Kaya Shack™ Marijuana Superstore) opened for business on October 17, 2015 in South Salem, Oregon in time to take advantage of early recreational sales.

The store is located in first class strip mall space adjacent to “Little Caesars Pizza” and “Aaron Rents”, with a footprint roughly three times the size of our first Kaya Shack™ in Portland. The location and floorplan was carefully chosen with an eye towards concept expansion to enhance revenues and broaden branding opportunities.

In addition to the recreational and medical marijuana products as offered at our Hawthorne location, the space allows for additional products and concept innovations to be introduced. These include the Kaya Café Juice Bar™ (featuring THC and CBD enhanced juices and beverages) and the Kaya Clone Room™ (supplying marijuana plants and home cultivation accessories) and additional unique on-site concepts.

Table of Contents	28

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon

Our third Kaya Shack™) is targeted to open late 2015 in North Salem, Oregon.

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

Note: In the event that the lease for this location is not finalized, KAYS has identified other perspective sites for its third Kaya Shake™ retail marijuana store.

Table of Contents	29

Kaya Farms Consolidated Marijuana Grow and Manufacturing Facility, West Coast Base of Operations

Kaya Holdings operates the Kaya Farms Grow Operations and Manufacturing Facility to provide its Kaya Shack™ dispensaries with top grade connoisseur quality marijuana products including flower, concentrates and extracts, and edibles.

Table of Contents	30

In August 2015 the Company leased a 6,000 square foot facility in central Portland to serve as the Company's expanded Marijuana and Cannabis Manufacturing Complex and West Coast Operations Base. To date the Company has consolidated the original Kaya Farms Grow operation and the newly acquired assets of OC Harley Gardens including equipment, plants and all related licenses into the new facility for a substantially expanded Grow with significantly increased volume capacities.

While the Company hopes to maintain long term operation at this site, capital improvements and equipment purchase are being done in a manner that would allow for evaluation relocation to another facility in the event that licensing laws currently under development mandated operational relocation. Our end goal is designed to increase the perpetual harvest room model to potentially include more than 100 strains of marijuana and substantially increase our production volume while lowering costs.

Table of Contents	31

Kaya Shack/Kaya Farms Medical Marijuana Products

The Company’s proprietary strain of Kaya Kush Marijuana tested in excess of 25% total THC/Cannabinoid content in November 2014. Additionally, KAYS produced its first batch of its own concentrates in February 2015, which was tested by an independent lab at 94% total cannabinoid content.

The Company is currently gearing up production of flower for a signature line of strain-specific concentrates and pre-rolled cannabis cigarettes for sale through our retail network as well as potential distribution lines to other dispensaries. Additionally, the Company is evaluating different manufacturing opportunities and related activities at the space for a wide range of marijuana manufacturing opportunities.

Table of Contents	32

Results of Operations

Three months and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2015.

Revenues

We had revenues of $32,765 for the three months ended September 30, 2015 and revenues of $90,597 for the nine months ended September 30, 2015 compared to $36,978 for the three months ended September 30, 2014 and revenues of $36,978 for the nine months ended September 30, 2014. The significant increase in sales for the nine month period ending September 30, 2015 versus the same period in 2014 reflects the fact that there were no corresponding revenues for the first six months of 2014 as our dispensary did not open until July 3, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $42,753 to $141,450 in the three months ended September 30, 2015 and decreased by $6,145 to $288,499 in nine months 2015 compared to the same period in 2014. The increase for the current three month period versus the same period in the prior year results from expenses associated the Company’s launch of their second dispensary location in Salem, Oregon and expenses associated with preparing for the beginning of recreational marijuana sales commencing October 1, 2015.

Professional fee expense

Professional fees decreased by $141,447 to $124,050 in the third quarter of 2015 compared to the same period in 2014. The Company’s initial entrance into the medical marijuana market in the prior year resulted in certain one-time expenses that were not necessary to repeat this year.

However, Professional fees increased by $173,007 to $734,260 in the nine months of 2015 compared to the same period in 2014. As previously reported the Company’s expenses were substantially more compared to the same period the prior year, but these expenses were mostly stock issuances in the first quarter of 2015 (versus actual cash payments) to key management, consultants and professionals that were integral to the process of the company becoming the first fully reporting U.S. public company to actually own and operate a vertically integrated seed-to-sale legal marijuana enterprise in the United States

October 2015 The first thirty-one days of limited recreational marijuana sales

For the 15 month period that we have had our dispensary operations in Oregon (July 1, 2014 - September 30, 2015), Kaya Shack™ sales to medical marijuana patients totaled approximately $170,000 (a monthly average of approximately $10,600). For the 1 month period of (October 2015) sales to both medical and recreational patients totaled $64,480, an increase of over 500%.

To be clear, this one month period included sales from our new South Salem Kaya Shack Marijuana Superstore in addition to our Portland location, but the Salem store opened October 17 and only contributed approximately $12,300 to this figure (note: the Salem opening was a “soft opening” and the various enhanced revenue aspects of the store have yet to be launched).

Accordingly, even though we are dealing with a very short snapshot of the recreational market, the 500%+ increase in total sales for the company and nearly 400% increase in same store revenues at our established Hawthorne location is consistent with our thesis that the recreational marijuana market is much more lucrative for the company than medical sales. Additionally, if you factor in the fact that the “limited recreational sales” are exactly that (limited to flower only and no more than 7 grams to any individual per day) we are confident that revenues will increase once the limits are increased and our recreational customers can purchase larger amounts of flower as well as buy extracts, concentrates and edibles.

Table of Contents	33

Management continues to believe that the larger opportunity will be with the new recreational market that will be unfolding in Oregon after January 2, 2016 that involves vertical integration utilizing Producer, Processor, Wholesaler and Retailer licenses. Unlike the medical marijuana program, there are no restrictions or limitations with the Recreational Market regarding patient qualifications, and a much larger market will open up for retail demand, which the Company intends to aggressively exploit by leveraging their Oregon MMD experience and public company status.

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

Liquidity and Capital Resources

During the third quarter of 2015 we issued $60,000 of debt with a stated interest rate of 10%. The debt is payable on December 31, 2015 and convertible into common shares at $0.03 per share.

During the third quarter of 2015 we issued $200,000 of debt with a stated interest rate of 10%. The debt is payable on September 21, 2017 and convertible into common shares at $0.03 per share.

During the third quarter of 2015 we issued $200,000 of debt with a stated interest rate of 10%. The debt is payable on September 9, 2017 the debt was issued with warrants with a exercise price of $0.0312 and an exercise period of five years beginning on September 9, 2017 or payment of the debt.

For the nine months ended September 30, 2015 we invested $56,369 in equipment at our grow location.

Accordingly, with increased capital improvements and increased expenses associated with the launch of our Medical Marijuana business plan the Company’s cash reserves as of September 30, 2015 were $302,782 versus $45,198 for the same period in 2014. While the Company believes that they will continue to have increased access to investment capital to develop its Medical Marijuana and Legal Recreational Marijuana business plan, there can be no assurance that this will be so.

Although the Company has achieved significantly more revenues in the nine month period ending September 30, 2015 and also saw a substantial increase in revenues since limited recreational sales commenced on October 1, 2015 and opened their second Kaya Shack MMD on October 17, 2015, the Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third-party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Table of Contents	34

Going Concern

The Company’s financial statements as of and for the nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $7,359,653 from inception through the period ended September 30, 2015. The Company had a net loss of $1,840,224 for the nine months ended September 30, 2015. At September 30, 2015 the Company had a working capital deficiency of $735,196 an accumulated deficit of $7,359,653 and a net capital deficiency of $1,229,865. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Table of Contents	35

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Craig Frank, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2015 the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at September 30, 2015 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

(b)	Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

Table of Contents	36

 PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2015 the Company received a total of $60,000 from an accredited investor in exchange for a six month note due on December 31, 2015 in the aggregate amount of $60,000 at a stated rate of 10%. The note is convertible into the Company’s common stock at a conversion rate of $0.03 per share.

On July 27, 2015 the Company issued a note payable for $28,500 in connection with the warehouse space that they entered into a lease for. The Company agrees to pay to the Holder $28,500 plus accrued interest pursuant to the following schedule:

•	An initial payment of $5,000 is due no later than December 1, 2015. This amount represents the balance of the security deposit due for the lease of Commercial/Manufacturing Space occupied by MJAI Oregon 1, LLC, a majority-owned subsidiary of the company. This amount has been repaid as of November 1, 2015.
•	A final payment of $23,500 principal, plus any accrued Interest at 10% is due no later than April 1, 2016. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through March 31, 2016
•	The note is convertible after March 31, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price.

On September 8, 2015 the company received a total of 100,00.00 from an accredited investor in exchange for a two year note due on September 21, 2017 in the aggregate amount of $100,000 at a stated rate of 10%. The debt was issued with warrants with a exercise price of $0.0312 and an exercise period of five years commencing the earlier of September 9, 2017 or from date of the payment of the debt.

On September 9, 2015 the company received a total of 100,00.00 from an accredited investor in exchange for a two year note due on September 21, 2017 in the aggregate amount of $100,000 at a stated rate of 10%. The debt was issued with warrants with a exercise price of $0.0312 and an exercise period of five years commencing the earlier of September 9, 2017 or from date of the payment of the debt.

On September 23, 2015 the Company received a total of $150,000 from an accredited investor in exchange for a two year note due on September 21, 2017 in the aggregate amount of $150,000 at a stated rate of 10%. The note is convertible into the Company’s common stock at a conversion rate of $0.03 per share.

On September 25, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note due on September 21, 2017 in the aggregate amount of $50,000 at a stated rate of 10%. The note is convertible into the Company’s common stock at a conversion rate of $0.03 per share.

On August 12, 2015 the Company received $20,000.00 from the sale of 400,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

On August 14-19, 2015 the Company received $20,000.00 from the sale of 400,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

On September 10, 2015 the Company received a total of $25,000.00 from the sale of 416,666 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor.

Table of Contents	37

On September 29 2015 the Company received $5,000.00 from the sale of 100,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor.

During the quarter ended September 30, 2015 the Company issued 800,000 shares of common stock valued in a range of $0.05 to $0.09 per share Total value of assets acquired was $27,000. Total consulting services were 37,000

During the quarter ended September 30, 2015 the Company issued 100,000 shares of common stock valued at $0.08 as payment for interest of $8,000. All of the foregoing share issuances were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933 and Regulated D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Craig Frank, Acting Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Craig Frank, Chief Executive Officer and President, pursuant to 18 U.S.C. 1350.

32.2	Certification of Craig Frank, Acting Chief Financial Officer, pursuant to 18 U.S.C. 1350.

Table of Contents	38

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 2015		Kaya Holdings, Inc.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer )

	By:	/s/ Craig Frank
Craig Frank, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	39