Form 10-K
period 2015-12-31
Kaya Holdings, Inc.
filed 2016-05-16
CIK 1530746

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File No. 333-177532

KAYA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301

(Address of principal executive offices) (Zip Code)

561-210-5784

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [x] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,411,695 as of June 30, 2015 based on the closing price of $0.10 of the Company’s common stock on the Over-the-Counter Bulletin Board on June 30, 2015. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 101,785,684 shares of common stock outstanding as of May 16, 2015.

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

ITEM 1. Business.

Background

Kaya Holdings, Inc. (f/k/a Alternative Fuels Americas, Inc.), (“KAYS”, “”we”, “us”, “our” or the “Company”) was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“Netspace”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation in January 2010 in a stockforstock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders of the Florida corporation. The Company’s name was changed in October 2010 Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc.

From 20102014 the Company was engaged in seeking to develop a biofuels business. In January 2015 the Company determined that it was in the best interests of its stockholders to discontinue its biofuel development activities, and to instead leverage its agricultural and business development experience and focus all its resources on the development of legal medical and recreational marijuana opportunities in the United States and in select international markets.

In 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a Medical Marijuana Dispensary (“MMD”). The Company developed the KayaShack™ brand for its retail operations and on July 3, 2014 opened its first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first US publicly traded company to own and operate a MMD. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

Table of Contents	1

In April 2015 KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana, thereby becoming the the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. The Company opened its second MMD (and first Kaya Shack™ Marijuana Superstore) in October 2015 in Salem, Oregon. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon.In October 2015, Oregon commenced legal recreational marijuana sales, which are initially being conducted solely through State Licensed MMDs including those operated by the Company. The Company plans to open at least two additional dispensaries in Oregon during 2016, and in April 2016 entered into leases and filed increased applications for the next 2 locations.

Our corporate office is located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301. Our website is www.kayaholdings.com. Information contained on our website does not constitute part of this Annual Report.

General

Following the successful introduction of legal recreational marijuana in Colorado and Washington, the Company incorporated MJAI, its majority-owned subsidiary, to operate as a grower, processor, distributor and/or retailer of legal recreational and/or medical marijuana in jurisdictions where it is legal in accordance with State law. After an evaluation of several factors including barriers to entry, costs and potential, the Company targeted Oregon as the first market within which to open a state licensed MMD.

In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the KayaShack™ brand for its retail operations and on July 3, 2014 opened the first Kaya Shack at 1719 SE Hawthorne Boulevard in Portland, Oregon. In April 2015 KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana. In October 2015, concurrent with Oregon commencing legal sales of recreational marijuana through MMDs KAYS opened its second retail operation in Salem, Oregon, the KayaShack™ Marijuana Superstore. The Company houses its marijuana grow and manufacturing facilities at the KayaShack™ West Coast Base of Operations in Portland. The Company plans to open at least two additional dispensaries in Oregon during 2016.

Market Overview

According to an article published by CBS News Moneywatch, the legal marijuana industry is the fastest growing business in the United States. Steve Berg, a former managing director of Wells Fargo Bank has published a report citing Cannabis as being one of the fastest growing domestic industries, citing that “Domestically, we weren't able to find any market that is growing as quickly."

According to the New York Times, Arcview, (a group active in tracking the legal marijuana industry) has published a report stating that legal marijuana sales have increased from $4.6 billion in 2014 to $5.4 billion. Forecasts for 2016 are up 25% to $7.7 billion with the 2020 mark potentially exceeding $22 billion.

Estimates from various sources for the size of the long term market range from up to an excess of $100 billion if Federal Prohibition is repealed and marijuana sales become legal in all 50 states and Washington D.C. (for perspective beer is approximately a $100 billion market, with wine just under $30 billion and coffee approximately $12 billion).

Twenty-seven states and the District of Columbia have either legalized medical marijuana or decriminalized marijuana possession -- or both. Additionally, four states have voted-in recreational marijuana laws with active legal cannabis economies flourishing in Colorado and Washington. Effective October 1, 2015 Oregon commenced early recreational sales of marijuana (“flower” only, no concentrates or edibles) through existing medical marijuana dispensaries, with full recreational licensing and sales scheduled to begin in 2016.

Potential legislative actions and ballot initiatives are planned over the next two years for several states including Arizona, California, Florida, Hawaii, Maine, Massachusetts, Missouri, Nevada, Pennsylvania and Ohio.

Table of Contents	2

Current and Planned Oregon Operations

Kaya Shack™ Medical Marijuana Dispensaries and Recreational Marijuana Retail Stores

Kaya Holdings operates the Kaya Shack™ brand of medical marijuana dispensaries.

Dubbed by the mainstream press as the “Starbucks of Marijuana” after our first store opened in July, 2014, our operating concept is simple to deliver a consistent customer experience (quality products, fair prices and superior customer service) to a broad and diverse base of customers. Kaya Shack™ meets the quality needs of the “marijuana enthusiast”, the comfort and atmosphere of all including “soccer moms” and the price sensitivities of casual smokers.

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

Our two currently operating locations operate as medical marijuana dispensaries (MMDs), and as of October 1, 2015 they became licensed to offer recreational sales pursuant to a bill passed by both Houses of the Oregon Legislature. When recreational licenses are available in 2016 we will apply for retail sales licenses for bothl locations but still intend to service our medical marijuana patients as the law permits. We intend to open at least two additional retail outlets in Oregon during 2016, and in April 2016 entered into leases and filed increased applications for the next 2 locations.

CBS Oregon Affiliate KOIN Channel 6 Television News featured Kaya Holdings and the Kaya Shack™ Retail Marijuana Store in Portland, Oregon on the eve of recreational sales, and spotlighted the company’s stock and status as the first fully reporting US Public Company to commence legal recreational marijuana sales.

To see the video please go to http://koin.com/2015/09/28/oregonmedicalpotdispensariesprepforrecsales/. Information contained therein shall not be deemed to be part of this filing.

Table of Contents	3

 Retail Locations

I. Kaya Shack™ , 1719 SE Hawthorne Blvd., Portland, Oregon

KayaShack
KayaShack
OCTOBER
October 9
What Would
Happen
KayaShack
OUR FLOWER IS GROWN ORGANIC
KayaShack

Our flagship Hawthorne Boulevard Store opened July 3, 2014. The location is prime Portland real estate, located in an area that many term as “the Greenwich Village of Portland”.

The Portland facility rotates through approximately 100 different strains throughout the year and in any given month features over 35 popular strains of marijuana including our proprietary, high-grade “Kaya Kush” (independent testing performed on 3/10/2016 confirms a total THC/Cannabinoid content of approximately 28%). Our stores also feature various concentrates, including butane hash oil (B.H.O.) and CO2 oil extract (wax, shatter) which range in potency from approximately 40% to over 80% THC, as well as high grade Oils and Tinctures, high CBD – low THC strains and “Kaya Candies”, “Kaya Caramels” and an assortment of cookies and cakes for patients who do not smoke.

Table of Contents	4

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon

Dede's
OREGON LOTTERY
KayaShack
106
108
OREGON DUCKS
Budweiser
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

In addition to the recreational and medical marijuana products as offered at our Hawthorne location, the space allows for additional products and concept innovations to be introduced. These include the Kaya Café Juice Bar ™ (featuring THC and CBD enhanced juices and beverages) and the Kaya Clone Room ™ (supplying marijuana plants and home cultivation accessories) and additional unique on-site concepts.

Table of Contents	5

Additional Retail Outlets

In April 2016, the Company entered into leases for two additional retail outlets in Salem, Oregon (III and IV which are listed below). Subject to securing necessary licensing and completing facility buildout, we plan to open these locations in summer of 2016 as well:

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon

Our third Kaya Shack™ is targeted to open in summer of 2016 in North Salem, Oregon.

On April 1, 2016 the Company executed a lease with the landlord and has subsequently filed for an updated provisional license from the Oregon Medical Marijuana Program (OMMP). Upon securing the updated provisional license from the OMMP (anticipated but not yet received) the Company intends to commence with site buildout and final licensing procedure.

As with the South Salem Store, the location is first class space, adjacent to Starbucks Coffee and has a footprint of approximately 2600 square feet. This will be our largest location yet and will be our intended “Marijuana Superstore” model going forward. In addition to the benefits of our South Salem store, this location was chosen with an eye towards completing market penetration of the Salem Metropolitan Area which hosts a population of approximately 400,000 people. We also intend to expand our product offerings here as well as utilize the additional space to host community events we hope will help make the Kaya Shack™ a destination for cannabis consumers.

IV. Kaya Shack™ Marijuana Superstore, Central Salem, Oregon

Our fourth Kaya Shack™ is also targeted to open in summer of 2016 in Central Salem, Oregon.

On April 1, 2016 the Company executed a lease with the landlord and now subsequently filed for a provisional license from the OMMP. Upon securing the provisional license from the OMMP (approved but not yet received) the Company indents to commence with the building and find licensing proceduer.

As with the other Salem Stores the location is first class space, adjacent to fast food stores and nearby popular national retail chain stores. It also has a footprint of approximately 2600 square feet and will be constructed using our “Marijuana Superstore” model.

Table of Contents	6

KayaFarms™ Consolidated Marijuana Grow and Manufacturing Facility, West Coast Base of Operations

Kaya Holdings operates the Kaya Farms™ West Coast Base of Operations, which houses its marijuana grow operations and manufacturing facility. This enables us to provide its Kaya Shack™ dispensaries with top grade connoisseur quality marijuana products including flower, concentrates and extracts, and edibles.

Table of Contents	7

In August 2015, the Company leased a 6,000 square foot facility in central Portland to serve as its West Coast Base of Operations and to consolidate our grow and manufacturing operations in a single location, including all grow equipment, plants and related Oregon Medical Marijuana Program (OMMP) grow licenses and patient grow cards into the new facility. In late March 2016, the Company filed for additional OMMP grow licenses and patient grow cards which will allow us to double our production capability, while we sort out obtaining new Oregon Liquor Control Commission (OLCC) Recreational Grow Licensing (whether at this location or elsewhere) so that we are able to maintain an increased and uninterrupted supply chain.

While the Company hopes to maintain long-term operations at this site, capital improvements and equipment purchase are being done in a manner that would allow for relocation to another facility in the event that licensing laws currently under development mandated operational relocation. Our end goal is designed to increase the perpetual harvest room model to potentially include more than 100 strains of marijuana and substantially increase our production volume while lowering costs.

Table of Contents	8

Kaya Farms Cannabis

Our grow continues to make significant progress both in quality and yields.

Pictured above: various bud sampling from the April 2016 Kaya Farms Harvest.

Kaya Farms Cannabis Testing Results

Following pages: recent test results from our latest crops including our “Kaya Kush” and “Unicorn Delight” proprietary strains which both tested in excess of 25% total cannabinoid content (both proprietary

Table of Contents	9

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Amnesia Haze

Kaya Farms

Sample ID	S130258	Matrix:	Flower
Date Accepted:	3/4/16	Date Analyzed:	3/10/16
Sampling Method	Single Sample		

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		25.20
Total CBD ((CBDA*0.877)+CBD)		1.17
THCA	27.32	28.69
Δ9-THC	0.04	0.04
Δ8-THC	0.10	0.10
THCV	ND @ 0.01	ND @ 0.01
CBDA	1.27	1.33
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.04	0.04
CBG	0.03	0.03
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	28.80	30.24
		4.76% Moisture

Minor Cannabinoid Profile

35.00
30.00
25.00
20.00
15.00
10.00
5.00
0.00
28.69
0.04
0.10
0.00
1.33
0.00
0.00
0.04
0.03
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	490	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pesticide Analysis		
Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Quality Control Results		
Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 1 of 11
Reports shall not be repeated except in full

Table of Contents	10

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Pineapple Kush

Kaya Farms

Sample ID S130259 Matrix: Flower
Date Accepted: 3/4/16 Date Analyzed: 3/10/16
Sampling Method Single Sample

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		25.34
Total CBD ((CBDA*0.877)+CBD)		1.78
THCA	26.90	28.28
Δ9-THC	0.51	0.54
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	1.93	2.03
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.77	0.81
CBG	0.07	0.07
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	30.18	31.73
		4.88% Moisture

Minor Cannabinoid Profile

28.28
0.54
0.00
0.00
2.03
0.00
0.00
0.81
0.07
0.00
30.00
25.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	150	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pesticide Analysis		
Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Quality Control Results		
Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 2 of 11
Reports shall not be repeated except in full

Table of Contents	11

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Dog Walker

Kaya Farms

Sample ID	S130260	Matrix:	Flower
Date Accepted:	3/4/16	Date Analyzed:	3/10/16
Sampling Method	Single Sample		

Analysis Methods	Instruments
Potency via HPLC	HP Agilent 1100 Series
Pesticide via GC-MS / ELISA	Analysts
Mold & Mildew via Plate Culture	PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		19.53
Total CBD ((CBDA*0.877)+CBD)		0.30
THCA	21.22	21.87
Δ9-THC	0.34	0.35
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.33	0.35
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	ND @ 0.01	ND @ 0.01
CBG	0.03	0.04
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	21.92	22.60
		3.00% Moisture

Minor Cannabinoid Profile

25.00
20.00
15.00
10.00
5.00
0.00
21.87
0.35
0.00
0.00
0.35
0.00
0.00
0.00
0.04
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	160	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 3 of 11
Reports shall not be repeated except in full

Table of Contents	12

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

G-13

Kaya Farms

Sample ID	S130261	Matrix:	Flower	Analysis Methods	Instruments
Date Accepted:	3/4/16	Date Analyzed:	3/10/16	Potency via HPLC	HP Agilent 1100 Series
Sampling Method	Single Sample			Pesticide via GC-MS / ELISA	Analysts
				Mold & Mildew via Plate Culture	PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		24.96
Total CBD ((CBDA*0.877)+CBD)		0.33
THCA	27.42	28.29
Δ9-THC	0.14	0.15
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.37	0.38
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	ND @ 0.01	ND @ 0.01
CBG	ND @ 0.01	ND @ 0.01
CBC	0.05	0.05
Total Cannabinoids	27.98	28.87
		3.05% Moisture

Minor Cannabinoid Profile

28.29
0.15
0.00
0.00
0.38
0.00
0.00
0.00
0.00
0.05
30.00
25.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	5,900	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 4 of 11
Reports shall not be repeated except in full

Table of Contents	13

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Sour Urkle

Kaya Farms

Sample ID S130262 Matrix: Flower
Date Accepted: 3/4/16 Date Analyzed: 3/10/16
Sampling Method Single Sample

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		21.02
Total CBD ((CBDA*0.877)+CBD)		0.19
THCA	22.43	23.27
Δ9-THC	0.59	0.61
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.21	0.22
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.67	0.70
CBG	ND @ 0.01	ND @ 0.01
CBC	0.13	0.13
Total Cannabinoids	24.02	24.92
		3.62% Moisture

Minor Cannabinoid Profile

23.27
0.61
0.00
0.00
0.22
0.00
0.00
0.70
0.00
0.13
25.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	80	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pesticide	Result	Unit
Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Test	Result	Detail
Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 5 of 11
Reports shall not be repeated except in full

Table of Contents	14

Green Leaf Lab

Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Kaya Kush

Kaya Farms

Sample ID S130263 Matrix: Flower
Date Accepted: 3/4/16 Date Analyzed: 3/10/16
Sampling Method Single Sample

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		23.20
Total CBD ((CBDA*0.877)+CBD)		1.20
THCA	25.03	25.94
Δ9-THC	0.44	0.45
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	1.32	1.36
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.80	0.83
CBG	0.05	0.06
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	27.64	28.64
		3.49% Moisture

Minor Cannabinoid Profile

30.00
25.00
20.00
15.00
10.00
5.00
0.00
25.94
0.45
0.00
0.00
1.36
0.00
0.00
0.83
0.06
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	310	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 6 of 11
Reports shall not be repeated except in full

Table of Contents	15

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Apple Kush

Kaya Farms

Sample ID S130264 Matrix: Flower
Date Accepted: 3/4/16 Date Analyzed: 3/10/16
Sampling Method Single Sample

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		23.26
Total CBD ((CBDA*0.877)+CBD)		0.36
THCA	24.55	25.75
△9-THC	0.64	0.67
△8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.40	0.42
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.70	0.73
CBG	0.03	0.03
CBC	0.08	0.09
Total Cannabinoids	26.40	27.70
		4.67% Moisture

Minor Cannabinoid Profile

30.00
25.00
20.00
15.00
10.00
5.00
0.00
25.75
0.67
0.00
0.00
0.42
0.00
0.00
0.73
0.03
0.09
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	40	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 7 of 11
Reports shall not be repeated except in full

Table of Contents	16

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Unicorn Delight

Kaya Farms

Sample ID S130265 Matrix: Flower
Date Accepted: 3/4/16 Date Analyzed: 3/10/16
Sampling Method Single Sample

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		22.93
Total CBD ((CBDA*0.877)+CBD)		0.43
THCA	24.80	25.74
△9-THC	0.34	0.36
△8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.47	0.49
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.52	0.54
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	26.14	27.13
		3.65% Moisture

Minor Cannabinoid Profile

30.00
25.00
20.00
15.00
10.00
5.00
0.00
25.74
0.36
0.00
0.00
0.49
0.00
0.00
0.54
0.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	80	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 8 of 11
Reports shall not be repeated except in full

Table of Contents	17

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Obama

Kaya Farms

Sample ID	S130266	Matrix:	Flower	Analysis Methods	Instruments
Date Accepted:	3/4/16	Date Analyzed:	3/10/16	Potency via HPLC	HP Agilent 1100 Series
Sampling Method	Single Sample			Pesticide via GC-MS / ELISA	Analysts
				Mold & Mildew via Plate Culture	PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		24.38
Total CBD ((CBDA*0.877)+CBD)		0.15
THCA	24.27	27.16
Δ9-THC	0.50	0.56
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.16	0.18
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.06	0.06
CBG	ND @ 0.01	ND @ 0.01
CBC	0.13	0.14
Total Cannabinoids	25.11	28.10
		10.63% Moisture

Minor Cannabinoid Profile

27.16
0.56
0.00
0.00
0.18
0.00
0.00
0.06
0.00
0.14
30.00
25.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	<10	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 9 of 11
Reports shall not be repeated except in full

Table of Contents	18

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Gorilla Glue

Kaya Farms

Sample ID	S130267	Matrix:	Flower	Analysis Methods	Instruments
Date Accepted:	3/4/16	Date Analyzed:	3/10/16	Potency via HPLC	HP Agilent 1100 Series
Sampling Method	Single Sample			Pesticide via GC-MS / ELISA	Analysts
				Mold & Mildew via Plate Culture	PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		25.53
Total CBD ((CBDA*0.877)+CBD)		0.74
THCA	27.02	28.22
△9-THC	0.75	0.78
△8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.81	0.85
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.05	0.05
CBG	0.02	0.02
CBC	0.24	0.25
Total Cannabinoids	28.89	30.17
		4.24% Moisture

Minor Cannabinoid Profile

28.22
0.78
0.00
0.00
0.85
0.00
0.00
0.05
0.02
0.25
30.00
25.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	30	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pesticide Analysis		
Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Quality Control Results		
Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 10 of 11
Reports shall not be repeated except in full

Table of Contents	19

Green Leaf Lab

Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Master Kush

Kaya Farms

Sample ID S130268 Matrix: Flower
Date Accepted: 3/4/16 Date Analyzed: 3/10/16
Sampling Method Single Sample

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		18.76
Total CBD ((CBDA*0.877)+CBD)		0.51
THCA	20.75	21.34
Δ9-THC	0.04	0.04
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.57	0.59
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	ND @ 0.01	ND @ 0.01
CBG	0.04	0.04
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	21.40	22.01
		2.76% Moisture

Minor Cannabinoid Profile

25.00
20.00
15.00
10.00
5.00
0.00
21.34
0.04
0.00
0.00
0.59
0.00
0.00
0.00
0.04
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the potential total activated THC.

Mold and Mildew Screen

Total Colonies	420	CFU/g

This color coded gauge represents the sample's colony forming units per gram (CFU/g) and how it compares to flowers tested at Green Leaf Lab. This is not a doctor's recommendation and is only a tool for helping compare your sample to CFU/g values observed in the lab. The larger size of the medium range indicates that the majority of samples fall within the 1400-8500 range. A CFU/g of 10,000 or above does not comply with Oregon State law.

5000
medium
1400
8500-9999
high
low
0

Pesticide Analysis

Pyrethroids	Below LOQ of 0.1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.1	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	Below LOQ of 0.1	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 11 of 11
Reports shall not be repeated except in full

Table of Contents	20

New Brand Launched

KayaShack
KayaBuddies
premium • bud only • pre-rolls
Harlequin
THC: 1.00%
SATIVA
CBD: 13.17%
KayaBuddies
Caramelo

KayaBuddies™
Buds with Benefits!
premium * bud only * pre-rolls
INDICA
21.82% Ogre Kush
17.80% G13
17.67% Romulan
CBD
8.23% Critical Mass
6.59% Lucky Monkey
INDICA
15.36% Cheese
HYBRID
27.30% OG Kush
24.37% Polynesian Cookie Haze
21.92% Medicine Woman
19.73% Kaya Blend
18.56% Blue Dynamite
18.07% Blue Magoo
16.62% Sour Urkle
SATIVA
13.40% Blue Dream
SATIVA
22.66% Blackberry Sour Diesel
17.24% Sour Diesel
15.19% Caramelo
CBD
13.17% Harlequin
$5 ea. ($6.25 w/ tax)
Buy 5 Get 1 FREE!
All KayaBuddies are made with 100% Bud!
premium • bud only • pre-rolls
Be Kind
SAMSUNG

The Company recently introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. The brand, marketed under the tagline “Buds with Benefits”, features over 25 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. The Kaya Buddies™ cannabis cigarettes, made from 100% cannabis bud only, was launched in mid-March in the Kaya Shack™ stores in Oregon and are targeted to service the exploding legal recreational marijuana market.

Limited test marketing of the Kaya Buddies™ cannabis cigarettes resulted in a sales increase of approximately 100% for the month of February versus sales of non-branded generic cannabis pre-rolls for the month of January, without any marketing efforts, which we are now ramping up with the assistance of our marketing team.

Kaya Buddies™ cannabis cigarettes are first being marketed through our internal retail network but are also being targeted for potential distribution lines to other dispensaries. Additionally, the Company is evaluating different manufacturing opportunities and related activities at the space for a wide range of marijuana production activites.

Table of Contents	21

Florida

Medical Marijuana has qualified for Florida’s November 2016 Ballot, and KAYS and its associates have been asked to play a role in the passage of the effort.

Analysts have estimated that Florida's Medical Marijuana Market could be second only to California (which has hundreds of thousands of patients and annual sales estimated to exceed $700 million).

KAYS has established a firm position in the emerging Florida market through founding and sponsoring of the Florida Cannabis Industry Association and alliances with other groups seeking passage of medical marijuana/recreational legislation in Florida. Judging from the experiences in other states, such as Colorado, Oregon and Nevada, the local Cannabis Industry Association is a leading force in the construction and passage of the legislation that decriminalizes marijuana and permits its legal cultivation, distribution, possession and sale for recreational and/or medicinal purposes. Through leadership efforts in the Florida Cannabis Industry Association and an alliance with the Drug Policy Alliance their lobbying affiliate, Drug Policy Action, the Company expects to be well positioned in helping to shape the legislation and obtain licenses if medical marijuana and/or recreational marijuana is eventually legalized in the highly coveted Florida market.

Other Markets

The Company intends to seek additional licensing opportunities in various states and territories throughout the country which have legalized recreational and/or medical marijuana use, as well as select states and territories where legalization is pending or is otherwise under consideration through joint efforts with the Drug Policy Alliance and their lobbying affiliate, Drug Action and other activists and lobbyists.

Other potential future target markets include Alaska, Arizona, California, Colorado, Connecticut, Illinois, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, Vermont, Washington D.C., Washington State and others.

Table of Contents	22

Growth Strategy

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

•	All operations are to be conducted in accordance with state and local laws and regulations and guidance outlined in the U.S. Department of Justice “Cole Memo” dated August 29, 2013.
•	The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.
•	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.
•	The Company shall work with law enforcement and government officials to insure compliance with all regulations.

Marketing and Sales

The Company will only market its legal marijuana as in compliance with applicable State law.

The Company launched Kaya Shack™’s marketing campaign on January 1, 2015, prior to which the store’s customer base was organically developed. The plan is comprised of 4 cornerstones:

•	Promoting and establishing the Kaya Shack™ brand.
•	A positive and active online presence.
•	Daily specials and promotions.
•	Quirky and fun holiday specials.

The core strategic marketing objectives include:

•	Establish the Kaya Shack™ Brand – positioning the Company’s brand to have positive and value related associations with all prospective and existing customers.
•	Operate Cooperatively - cooperation, as a strategy, helps develop a network of suppliers and marketing channels able to promote Kaya Shack™.
•	Deliver Value - customer value is achieved when the perceived value of what we sell along with the value of the experience we deliver exceeds the price we charge.
•	Drive Customer Traffic - the only two ways to increase store income is to sell more to our existing customers and attract new customers. Programs are in place to accomplish both tasks.

Table of Contents	23

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

Competition

The legal marijuana sector is rapidly growing and the Company faces significant competition in the operation of MMDS and Grow facilities. Many of these competitors will have far greater experience, more extensive industry contacts and greater financial resources than the Company. There can be no assurance that we can adequately compete to succeed in our business plan.

Employees

As of the date of this Annual Report, our Oregon operations have a total of seventeen (17) part-time store employees including budtenders, trimmers, growers, and 3 full-time employees- a Store Manager, a Sales and Marketing Coordinator and the Director of Dispensary and Grow Operations. Additionally we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

Table of Contents	24

ITEM 1A. Risk Factors

We have a limited operating history with our current business .

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

For the period from January 2010 through December 31, 2013 the Company raised approximately $2,357,400 through a series of private of debt and equity offerings to finance operations for its Jatropha based biodiesel business. For the period from January 2014 through December 31, 2015 the Company raised approximately XXXX through a series of private debt and equity offerings to finance operations for the development of opportunities within the legal recreational and medical marijuana sectors.

The Company incurred net losses of  $1,382,186 and XXXX and for the years ended December 31, 2014 and 2015, respectively.  At December 31, 2015, we had a total stockholders' deficit of $ XXXX a working capital deficiency of $ XXXX limited working capital and we are totally dependent on our ability to raise capital to fund operations .

Although the Company has achieved increased revenues in the fourth quarter 2015 through the opening of its second Kaya Shack MMD as well as increased sales levels due to participating in recreational sales and is no longer considered a Development Stage Company, the Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Table of Contents	25

KAYS must effectively meet the challenges of managing expanding operations.

The Company’s business plan anticipates that operations will undergo significant expansion in 2016 and beyond. This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

Marijuana remains illegal in the United States under federal law .

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

Our planned operations will be subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:

•	breakdown of the equipment;
•	labor disputes;
•	imposition of new government regulations;
Table of Contents	26

•	sabotage by operational personnel;
•	cost overruns; and
•	fire, flood, or other acts of God.

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

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identity other deficiencies that we may not be able to timely remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“ Sarbanes Oxley ”). Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Table of Contents	27

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

The Certificate or Articles of Incorporation and Bylaws of KAYS provide for indemnification of directors and officers at the expense of the respective corporation and limit their liability. This may result in a major cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers. The Company has been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The market for the KAYS Shares is extremely limited and sporadic

KAYS’s common stock is quoted on the OTCQB tier of the over-the-counter market operated by OTC markets Group, Inc. The market KAYS’s for common stock is limited and sporadic. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of KAYS’s common stock for reasons unrelated to operating performance. Moreover, the trading of securities in the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like the New York Stock Exchange.

KAYS’s common stock is a penny stock. Trading of KAYS’s common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

KAYS’s common stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. KAYS’s common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term “ accredited investor ” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, KAYS’s common stock.

Table of Contents	28

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

Table of Contents	29

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

KAYS has 50,000 shares of Series C Convertible Preferred Stock outstanding, all of which are held by our CEO. Additionally, KAYS has $500K of Convertible Notes outstanding held by our principal stockholder which are convertible into 50,000 shares of Series C Convertible Stock. These preferred shares and convertible promissory notes can be converted into a total of 43,329,970 shares of KAYS common stock. Additionally, the company has other convertible debt listed herein which would result in further dilution if converted Such market overhang could adversely impact the market price of KAYS’s common stock as a result of the dilution which would result if such securities were converted into shares of KAYS common stock.

Future sales of shares of KAYS common stock pursuant to Rule 144 under the Securities Act could adversely affect the market price of KAYS’s common stock.

KAYS currently has approximately 69,373,891 shares of its common stock which were issued pursuant to exemptions from registration under the Securities Act and applicable state securities laws, but which are now available to some extent for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws. The potential of such sales could adversely affect the market price of KAYS’s common stock.

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

Table of Contents	30

ITEM 2. Properties.

We do not own any real property.

The Company maintains office space at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida 33301, pursuant to the terms of a commercial office lease providing for rental payments of $2,544 per month. The lease was extended on March 18, 2016, for an additional 1 year.

We operate a Kaya Shack™ dispensary at 1719 SE Hawthorne Boulevard, Portland, Oregon 97214. We signed a lease on April 9, 2014. The term of the lease is five years. The initial monthly rent was $2,250.00 for the first 12 months, with an annual rental rate increase of 4% effective May of each subsequent year, and two (2) five year extension option at market rate.

We operate a Kaya Shack™ dispensary at 5757 Commercial Street SE, Salem, Oregon 97306. We signed a lease on May 22, 2015. The term of the lease is five years. The initial monthly rent was $3,584.00 plus NNN for the first 12 months, with an annual rental rate increase of 3% effective each 12 month anniversary with two (2) five year extension options at market rate.

We operate our Kaya Shack™ West Coast Base of Operation in Portland, Oregon. We signed a lease on May 22, 2015. The term of the lease is 45.5 months. The initial monthly rent was $6,000 per month for the first 12 months, with an annual rental rate increase of 3% effective each 12 month anniversary. The terms provided for a portion of rent and security deposits to be deferred during the first 9 months with a maximum balloon note of $28,500.00 due in April 2016; the balloon payment varies based on whether or not we exercise an clause to terminate the lease early at an additional cost of $6,000.00. In April 2016 we negotiated an extension of the rental deferment and out clause through January of 2017 in exchange for a one time payment of $2,500.00 and by waiving of a minor construction allowance from landlord.

As described in “Item 1. Business” above, in April 2016, we entered into leases for 2 additional Kaya Shake™ stores in Salem, Organ which we plan to open in 2016.

ITEM 3. Legal Proceedings.

On August 22, 2014, a complaint was filed in the Circuit Court of the 17 th Judicial Circuit in and for Broward County, Florida (CACE 14-016324) entitled Neil Swartz vs. Alternative Fuels Americas, Inc.

The complaint by Mr. Swartz (a former executive officer and director of the Company) alleges that 44,880 shares of our Series A Preferred Stock (which our SEC filings reflect were contributed back to the Company for cancellation) were, in fact, not returned, and are still the property of Neil Swartz. Additionally, the complaint alleges that 5,120 shares of our Series A Preferred Stock held by us in book-entry form for Mr. Swartz should be released to Mr. Swartz.

On April 15, 2016, we entered into a Settlement Agreement with Mr. Swartz pursuant to which, among other matters, Mr. Swartz:

•	relinquished any and all rights to the 44,880 shares of our Series A Preferred Stock that had been returned to the Company for cancellation;
•	relinquished any and all rights to 2,354 shares of our Series A Preferred Stock that he had alleged were held in book-entry form for him;
•	retained the remaining 2,766 shares of our Series A Preferred Stock that he had alleged were held in book-entry form for him and exercised his right to convert those shares into 1,200,249 “restricted” shares of our common stock;
•	agreed to volume limitations on the public resale of the 1,200,249 “restricted” shares of our common stock issued to him upon conversion of the 2,766 shares of our Series A Preferred Stock; and
•	voluntarily dismissed the lawsuit with prejudice.

Table of Contents	31

In addition to the foregoing, the parties also exchanged mutual releases.

ITEM 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	32

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Common Stock.

Our common stock is currently traded on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. under the symbol “KAYS”. Such market is extremely limited. We can provide no assurance that our shares will be continued to be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

The following table sets forth the range of high and low bid quotations, obtained from Yahoo Finance, for our common stock as reported each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
March 31, 2014	$0.38	$0.02
June 30, 2014	$0.28	$0.06
September 30, 2014	$0.21	$0.07
December 31, 2014	$0.15	$0.05
March 31, 2015	$0.09	$0.06
June 30, 2015	$0.15	$0.05
September 30, 2015	$0.14	$0.07
December 31, 2015	$0.13	$0.06

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

Table of Contents	33

Holders of Our Common Stock

As of May 13 2016 we had 613 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and accordingly we beleive that at 12/31/2015 they held 24,724,988 common shares. As of March 4, 2015 there were 1,566 KAYS shareholders that consented to have their name and shareholding information released to KAYS.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,000,000 shares (1)		1,400,000 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

(1) Represents shares of common stock reserved for issuance under our 2011 Incentive Stock Plan.

Recent Sales of Unregistered Securities

[DISCLOSE FOURTH QUARTER ISSUANCES, IF ANY]

These securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereof and Regulation D thereunder.

ITEM 6. Selected Financial Data.

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenues

We had revenues of $330,609 for the year ended December 31, 2015, as compared to revenues of $74,527 for the year months ended December 31, 2014. The increase in revenues in 2015 and particularly in the fourth quarter of 2015, when legal recreational marijuana sales commenced ($233,321) in the 2015 fourth quarter as compared to $37,549 in the 2014 fourth quarter) reflect operations of our initial Kaya Shack™ MMD for all of 2015, the opening of our second retail outlet, our Kaya Shack™ Marijuana Superstore in October 2015 and initial sales of legal recreational marijuana through our MMDs commencing Octover 1, 2015.

Table of Contents	34

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased were $1,553,654 for the year ended December 31, 2015, as compared to $1,079,739 for the year ended December 31, 2014, reflecting our increased level of operations, including operation of our first MMD for the entire year, opening of our second MMD in Salem, Oregon in October 2015, establishment of our marijuana grow and marijuana manufacturing operations and expenses associated with the commencement of limited legal recreation marijuana sales in the fourth quarter of 2015.

Professional

Professional fees were $1,154,739 for the year ended December 31, 2015, as compared to $722,163 for the year and three months ended December 31, 2014, reflecting additional licensing and regulatory compliance costs arising from our increase level of retail operations, as well as out establishment of grow and manufacturing operations.

Interest expense

Interest expense increase to $163,919 in 2015 from $18,826 in 2014, reflecting increased debt incurred to fund expansion of our operations.

Net Loss

We incurred net losses of $3,225,394 for the year ended December 31, 2015, as compared to net losses of $ 2,376,486 for the year ended December 31, 2014.

Effect of commencement of limited recreational marijuana sales on October 1, 2015

For the first 15 month period that we have had our initial MMC in Oregon (July 1, 2014 September 30, 2015), Kaya Shack™ sales of medical marijuana patients totaled approximately $170,000 (a monthly average of approximately $10,600).

During the last quarter of 2015, when we were able to sell both medical and recreational marijuana through two retail outlets, sales totaled $233,000 (a monthly average of approximately $80,000), an increase of over 700+%.

Accordingly, even though we are dealing with a very short snapshot of the recreational market, the 700%+ increase in total sales and approximately 300% increase in same store revenues at our established Hawthorne location is consistent with our expectations that the recreational marijuana market is ultimately much more lucrative than the medical sales. Additionally, if you factor in the fact that “limited recreational sales” are limited to flower only and no more than 7 grams to any individual per day, we believe that revenues will continue to increase once full legal recreational marijuana sales go into effect and customers can purchase greater amounts and a wider array of cannabis products, including extracts, concentrates and edibles.

Management continues to believe that the larger opportunity in Oregon will be with the new recreational market unfolding that involves vertical integration utilizing Producer, Processor, Wholesaler and Retailer licenses. Unlike the medical marijuana program, there are no restrictions or limitations with the Recreational Market regarding patient qualifications, and a much larger market will open up for retail demand, which the Company intends to aggressively exploit by leveraging their Oregon MMD experience and public company status.

We further believe that revenues and profitability will also be enhanced through our planned opening of additional retail outlets in our chain, as well as economies of scale achieved by being a multi-location retail chain and being vertically integrated with our grow and manufacturing operations. Ultimamtely, we believe that we can successfully enter other markets as they open up by applying our “brand” retail chain and vertically integrated grow and manufacture model to other states that legalize recreational marijuana use.

Table of Contents	35

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

Liquidity and Capital Resources

During 2015, the Company has raised a total of 1,045,00, in a series of private placements of debt and equity securities. Management recognizes the Company’s current financial difficulties that, at December 31, 2015, include a working capital deficiency of $211,878 and limited cash. However, management believes that its Plan of Operations is strong. This plan recognizes the Company’s need to generate working capital to successfully develop its operations towards the goal of successfully operating in the legal recreational and medical marijuana sectors.

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

Table of Contents	36

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

Table of Contents	37

KAYA HOLDINGS, INC.

Table of Contents	38

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Kaya Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the two years ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ deficit and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

May 16, 2016

Table of Contents	F-1

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

ASSETS

		Restated
	Audited	Audited
	December 31, 2015	December 31, 2014
CURRENT ASSETS:
Cash and equivalents	$123,907	35,194
Inventory-Net of Allowance	80,657	5,267
Prepaid license fee	10,500	1,667
Total Current Assets	215,064	42,128

OTHER ASSETS:
Property and equipment, net	225,664	57,379
Deposits	24,206	16,200
Total Other Assets	249,870	73,579

Total Assets	464,934	115,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	283,124	215,173
Accounts payable and accrued expense-related parties	42,207	20,109
Accrued interest	20,929	28,917
Convertible Notes Payable	—	—
Convertible Note Payable-net of discount	40,738	204,276
Derivative liabilities	39,944	1,931,759
Convertible Note Payable-related party-net of discount	—	250,000
Notes Payable-related party	—	250,000
Notes Payable	—	200,000
Total Current Liabilities	426,941	3,100,234

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	100,000	—
Derivative liabilities	4,554,466
Convertible Notes Payable-net of discount	32,601	—
Notes Payable	57,210	—
Note Payable-Related Party	250,000	—
Total Long Term Liabilities	4,994,277	—

Total Liabilities	5,421,218	3,100,234

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
55,120 and 55,120 issued and outstanding at December 31, 2015 and 2014	55	55
Common stock , par value $.001; 250,000,000 shares authorized;
88,855,991 shares issued as of December 31, 2015 and
76,289,325 shares issued as of December 31, 2014	88,856	76,289
Additional paid in capital	4,755,418	3,620,608
Subsribed shares not issued	410,510	202,000
Accumulated Deficit	(9,941,151)	(6,715,758)
Non-controlling Interest	(269,973)	(167,722)
Net Stockholders' Equity/(Deficit)	(4,956,285)	(2,984,527)
Total Liabilities and Stockholders' Equity/(Deficit)	$464,933	$115,707

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-2

Kaya Holdings, Inc. and Subsidiaries
Consolidated Statement of Cashflows

		Restated
	For the year	For the year
	ended	ended
	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES:
Net loss	$(3,225,394)	$(2,376,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(102,251)	(167,722)
Depreciation	33,603	16,267
Gain from restructure of stockholder loan	—	(86,495)
(Gain) Loss on Extinguishment of Debt	(4,341,342)	—
Imputed interest	30,000	30,000
Change in Derivative liabilitites	4,438,281	1,066,758
		—
Amortization of debt discount	1,512,207	429,276
Asset Valuation	44,500	—

Stock issued for services	784,510	455,000
Stock issued as contribution	—	42,500
Changes in operating assets and liabilities:
Prepaid Expense	(8,833)	(1,667)
Inventory	(75,390)	(2,767)
Other assets	(8,006)	(16,200)
Accrued Interest	(7,988)	(29,087)

Accounts payable and accrued expenses	192,581	(179,747)

Net cash used in operating activities	(733,522)	(820,370)

INVESTING ACTIVITIES:
Purchase of property and equipment	(189,208)	(64,730)
Proceeds for equipment	—	—
Net cash used in investing activities	(189,208)	(64,730)

FINANCING ACTIVITIES:
Payments on installment agreement	—
Proceeds from Convertible debt	568,500	365,000
Payment on Convertible debt	(5,000)	—
Proceeds from Note Payable	210,000	200,000
Payment on Note Payable	(19,155)	—
Proceeds from sales of common stock	235,000	335,000
Net cash provided by (used in) financing activities	1,011,443	920,109

NET INCREASE IN CASH	88,713	35,009

CASH BEGINNING BALANCE	35,194	185

CASH ENDING BALANCE	$123,907	$35,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
	—	—
Value of convetible preferred shares of subsidiary issued		85
Value of accrued interest payable reclassified as princial	128,331
Value of common stock issued with promissory note	69,000	8,500
Value of common shares issued asconversion of convertible debt	7,000
Value of common shares issued as payment for equipment	44,500
Value of common shares issued to settle accrued expenses		35,000
Value of common shares issued to settle accounts payable		100,000
Value of common shares issued to settle interest expense	7,000

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
		Restated
	For the year	For the year
	ended	ended
	December 31, 2015	December 31, 2014

Net Sales	$323,918	$74,527

Cost of Sales	144,558	77,038

Gross Profit	179,360	(2,511)

Operating Expenses:
Salaries and Wages	135,786	18,826
General and Administrative	1,553,654	1,079,739

Total Operating Expenses	1,689,440	1,098,565

Operating Loss	(1,510,080)	(1,101,076)

Other Income(expense)
Interest Expense	(163,919)	(53,962)
Derivative Liabilities Expense	—	(946,070)
Gain (Loss) on Extinguishment of Debt	4,341,342	—
Change in Derivative Liabilities Expense	(4,438,281)	(120,688)
Inventory Valuation - Deleted this row	—	—
Asset Valuation	(44,500)	—
Other income	—	20,369
Amortization of Debt discount	(1,512,207)	(429,276)
Forgiveness of debts	—	86,495
Total Other Income(Expense)	(1,817,565)	(1,443,132)

Net Income (loss) before Income Taxes	(3,327,645)	(2,544,208)

Provision for Income Taxes	—	—

Net Income(loss)	(3,327,645)	(2,544,208)

Net (Loss) attributed to non-controlling interest	(102,251)	(167,722)

Net Income (loss) attributed to Kaya Holdings, Inc.	(3,225,394)	(2,376,486)

Basic and diluted net loss per common share	$(0.04)	$(0.03)

Weighted average number of common shares	85,994,348	74,246,804

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

Kaya Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficit)
For the years ended December 31, 2015 and 2014 (Restated)
		(Audited)
						Subscribed
	Preferred Stock		Common Stock		Additional Paid	shares not	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	issued	Deficit	Interest	Equity (Deficit)

Balance at December 31, 2013	55,120	55	68,449,325	$68,449	$2,956,948		$(4,339,272)		$(1,313,820)
Common stock issued for services			4,115,000	4,115	261,385	189,500			455,000
Common stock issued for payment of interest			100,000	100	8,400				8,500
Common stock issued for cash			3,100,000	3,100	319,400	12,500			335,000
Common stock issued as charitable contribution			500,000	500	42,000				42,500
Common stock issued for payment of inventory			25,000	25	2,475				2,500
Imputed Interest					30,000				30,000
Net Loss for the year ended December 31, 2014 - Restated	—	—	—	—	—	—	(2,376,486)	(167,722)	(2,544,208)
Balance at December 31, 2014	55,120	55	76,289,325	76,289	3,620,608	202,000	(6,715,758)	(167,722)	(2,984,527)
Common Stock for services issued			8,100,000	8,100	672,900	103,510			784,510
Common Stock for cash			2,616,666	2,617	127,383	105,000			235,000
Common Stock for debt conversion and interest			1,200,000	1,200	67,800				69,000
Common stock issued for payment of interest			100,000	100	6,900				7,000
Common Stock issued for equipment			550,000	550	43,950				44,500
Warrants issued					139,785				139,785
Conversion of Debt					46,092				46,092
Imputed Interest					30,000				30,000
Net Loss for the year ended December 31, 2015	—	—	—	—	—	—	(3,225,394)	(102,251)	(3,327,645)
Balance at December 31, 2015	55,120	55	88,855,991	88,856	4,755,418	410,510	(9,941,151)	(269,973)	(4,956,285)

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-5

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

The Company has four subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) which is wholly owned, Marijuana Holdings Americas, Inc. a Florida corporation, (“MJAI”) which is a majority owned subsidiary, MJAI Oregon 1 LLC. , and MJAI Oregon 2 LLC both 100% owned LLC’s.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the year ended December 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,225,294 for the year ended December 31, 2015 and a net loss of $2,544,208 for the year ended December 31, 2014. At December 31, 2015 the Company has a working capital deficiency of $211,871 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

•	the sale of additional equity and debt securities,
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
•	other business transactions to assure continuation of the Company’s development and operations,
•	development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

Table of Contents	F-6

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

Table of Contents	F-7

 Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2015 is $80,657 and $5,267 net of $28,000 allowance as of December 31, 2014. No allowance as necessary as of December 31, 2015.

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

Table of Contents	F-8

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions .. incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant .assumptions that are reasonably available.

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

Table of Contents	F-9

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

Table of Contents	F-10

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	F-11

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

Table of Contents	F-12

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

Table of Contents	F-13

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

Table of Contents	F-14

Re-Classifications

Certain amounts in 2014 were reclassified to conform to the 2015 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.80% at December 31, 2015 and weighted average volatility of 98.99%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

NOTE 4 – NOTE PAYABLE

	December 31, 2015	December 31, 2014
Loan payable - Stockholder, 0%, Due December 31, 2015, unsecured (1)	$250,000	$250,000
Loan payable - Stockholder, due on Nov 1, 2014, unsecured	-0-	25,000
Note Payable - 10% due March 15, 2015 (3)	-0-	100,000
Note Payable - 10% due December 31, 2014 (2)	-0-	100,000
Note Payable – 10% due September 9, 2017 (4)	95,422	—
Note Payable – 10% due September 9, 2017(5)	95,422	—
	$440,845	$475,000

(1)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2015. On June 29, 2015 the $500,000 convertible portion of the debt was extended to December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2017. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04

The debt issued is a result of a financing transaction As of December 31, 2014, the balance of the debt principal was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an imputed interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. This note was modified and restated as of December 31, 2015, see Footnote 9. For the year-ended December 31, 2015 and 2014, the Company has recorded imputed interest of $10,000 each year.

(2)

On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $100,000. Interest rate is stated at 12%. As of June 30, 2015, this note balance along with $10,000 of interest was renegotiated into a convertible note with a face value of $110,000. This note was modified and restated as of June 20, 2015, see Footnote 9. On December 31, 2015 it was restated and amended. The principal balance of December 31, 2015 was $117,113

Table of Contents	F-15

(3)

On November 25, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 31, 2015 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of June 30, 2015, this note balance along with $10,000 of interest was renegotiated into a convertible note with a face value of $110,000. This note was modified and restated as of June 20, 2015, see Footnote 9. On December 31, 2015 it was restated and amended. The principal balance of December 31, 2015 was $117,113

(4)

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due September 9, 2017 in the aggregate amount of $100,000. Interest rate is stated at 10%. This note includes an agreement to repay the interest and principal, based on 5% of gross reveneues. As of December 31, 2015, the company has repaid $4,578 in principal and $2,302 in accrued interest. The principal balance of December 31, 2015 was $95,422.

(5)

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due September 9, 2017 in the aggregate amount of $100,000. Interest rate is stated at 10%. This note includes an agreement to repay the interest and principal, based on 5% of gross reveneues. As of December 31, 2015, the company has repaid $4,578 in principal and $2,302 in accrued interest. The principal balance of December 31, 2015 was $95,422.

NOTE 5 – CONVERTIBLE DEBT

	December 31, 2015	December 31, 2015
Convertible note - related party, Due December 31, 2017 unsecured (2)	500,000	500,000
Convertible note - 10% due June 9, 2015 (3)	-0-	50,000
Convertible note - 10% due June 13, 2015 (4)	-0-	25,000
Convertible note - 10% due July 11, 2015 (5)	-0-	160,000
Convertible note - 10% due June 13, 2015 (6)	-0-	100,000
Convertible note - 10% due June 30, 2015 (7)	-0-	30,000
Convertible note - 12% due January 1, 2017 (9)	58,556	-0-
Convertible note - 12% due January 1, 2017 (9)	29,278	-0-
Convertible note - 12% due January 1, 2017 (9)	186,316	-0-
Convertible note - 12% due January 1, 2017 (9)	126,000	-0-
Convertible note - 12% due January 1, 2017 (9)	117,113	-0-
Convertible note - 12% due January 1, 2017 (9)	117,113	-0-
Convertible note - 12% due January 1, 2017 (9)	55,895	-0-
Convertible note - 12% due January 1, 2017 (9)	67,074	-0-
Convertible note - 12% due January 1, 2017 (9)	23,442	-0-
Convertible note - 12% due January 1, 2017 (9)	23,442	-0-
Convertible note - 12% due January 1, 2017 (9)	27,116
Convertible note - 12% due January 1, 2017 (9)	116,966	-0-
Convertible note – 10% due January 1, 2017 (10)	25,000	-0-
Convertible note – 10% due September 21, 2017 (11)	50,000
Convertible note – 10% due September 21, 2017 (11)	100,000
Convertible note – 10% due September 21, 2017 (11)	50,000
Convertible note – due April 1, 2016 (12)	23,500	-0-
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$1,673,311	$890,000

Table of Contents	F-16

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.018% to .02%, volatility ranging from 160% of 336%, trading prices ranging from $.105 per share to $0.105 per share and a conversion price ranging from $0.084 per share to $0.40 per share. Accrued interest on this note that was charged to operations for the year ended December 31, 2014 totaled approximately $8,705. Amortization of the discounts for the year ended December 31, 2014 totaled $25,000, which was charged to interest expense. The balance of the convertible note at December 31, 2014 including accrued interest and net of the discount amounted to $37,455.

 The Company valued the derivative liabilities at December 31, 2014 at $27,198. The Company recognized a change in the fair value of derivative liabilities for the year ended December 31, 2015 of $(629), which were charged to operations..  In determining the indicated values at December 31, 2015, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $.087, and conversion prices ranging from $.05 per share.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contains a derivative liability, due to tainting of the shares for no reserve being of shares with the transfer agent in case of a conversion. As of December 31, 2014, the balance of the debt was $500,000. Imputed interest of $30,000 has been recorded for December 31, 2015 and 2014. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an imputed interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. See Note 4.This convertible portions of the note was modified and restated as of June 20, 2015, see Footnote 9. Due to a recognition of tainting, due to shares not being held in reserve in 2014 the notes are considered to have a derivative liability, causing a restatement of the previous beneficial conversion feature has been removed and reclassified as a derivative liability. The total derivative liabilities associated with these notes are $1,734,156 at December 31, 2015 and $1,432,544 at December 31, 2014, respectively.

(3)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $17,551. As of June 30, 2015, the balance was $50,000. The beneficial conversion feature in the amount of $50,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $31,250. This note was modified and restated as of June 20, 2015, see Footnote 9. Due to a recognition of tainting, due to shares not being held in reserve in 2014 the notes are considered to have a derivative liability, causing a restatement of the previous beneficial conversion feature has been removed and reclassified as a derivative liability. The total derivative liabilities associated with these notes are $139,151 at December 31, 2015 and $69,148 at December 31, 2014, respectively. The principal balance of December 31, 2015 was $58,556.
Table of Contents	F-17

(4)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $13,767. As of June 30, 2015, the balance was $25,000. The beneficial conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $25,000. This note was modified and restated as of June 20, 2015, see Footnote 9. Due to a recognition of tainting, due to shares not being held in reserve in 2014 the notes are considered to have a derivative liability, causing a restatement of the previous beneficial conversion feature has been removed and reclassified as a derivative liability. The total derivative liabilities associated with these notes are $69,576 at December 31, 2015 and $34,728 at December 31, 2014, respectively. The principal balance of December 31, 2015 was $29,278.
(5)	On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a beneficial conversion feature when the debt becomes convertible as of January 13, 2015. As of December 31, 2014, the balance was $160,000 The beneficial conversion feature in the amount of $160,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $75,836. This note was modified and restated as of June 20, 2015, see Footnote 9. Due to a recognition of tainting, due to shares not being held in reserve in 2014 the notes are considered to have a derivative liability, causing a restatement of the previous beneficial conversion feature has been removed and reclassified as a derivative liability. The total derivative liabilities associated with these notes are $442,757 at December 31, 2015 and $228,539 at December 31, 2014, respectively. The principal balance of December 31, 2015 was $186,316.
(6)	On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $56,906. As of June 30, 2015, the balance was $100,000. The beneficial conversion feature in the amount of $100,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $100,000. This note was modified and restated as of June 20, 2015, see Footnote 9. Due to a recognition of tainting, due to shares not being held in reserve in 2014 the notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $278,321 at December 31, 2015 and $115,321 at December 31, 2014, respectively. The principal balance of December 31, 2015 was $117,113.
Table of Contents	18

(7)	On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2014, the balance was $30,000. The beneficial conversion feature in the amount of $8,250 is being expensed as interest over the term of the note. At December 31, 2014 the Company has recorded interest expense from amortization of beneficial conversion feature in the amount of $30,000. As of June 30, 2015, the balance was $-0-. The note was converted into 450,000 shares common stock.

(9)	On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015 The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $2,274,934 at December 31, 2015 and $219,407 at December 31, 2014, respectively.
(10)	On October 1, 2015, the Company renegotiated a convertible notes payable. The original note was issued March 13, 2015 and due September 30, 2015, with conversion rate of $0.06 per share. The new note has extended the due date to January 1, 2017 and are convertible into the Company’s common stock at a conversion rate of $0.045 per share.

(11)	On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $132,226 at December 31, 2015 and $nil at December 31, 2014, respectively. The principal balance of December 31, 2015 was $50,000.

(11)	On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and . Due to a recognition of tainting, due to shares not being held in reserve the notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $264,295 at December 31, 2015 and $nil at December 31, 2014, respectively. The principal balance of December 31, 2015 was $100,000.

(11)	On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction. Due to a recognition of tainting, due to shares not being held in reserve in 2014 the notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $132,226 at December 31, 2015 and $nil at December 31, 2014, respectively. The principal balance of December 31, 2015 was $50,000.

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. See Note 4 above for more information on the promissory note and payment terms.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. See Note 4 above for more information on the promissory note and payment terms.

(12) On July 27, 2015 the company issued a note payable for $28,500 The Company agrees to pay to the Holder $28,500 plus accrued interest pursuant to the following schedule:

An initial payment of $5,000 is due no later than December 1, 2015. This amount represents the balance of the security deposit due for the lease of Commercial/Manufacturing Space occupied by MJAI Oregon 1, LLC, a majority-owned subsidiary of the company.

A final payment of $23,500 principal, plus any accrued Interest at 10% is due no later than April 1, 2016. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through March 31, 2016

The note is convertible after March 31, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price. . The notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $2,640,030 at December 31, 2015 and $nil at December 31, 2014, respectively.

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt and issued in 2013 and subsequent periods. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

Additionally, ue to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as December 31, 2015:

	Convertible Nots	Related Party Convertible Notes	Total
As of December 31, 2013
Initial	851,547	907,262	1,758,810
Change in Derivative Liability	(352,333)	525,282	172,948
Converted	—	—	—
As of December 31, 2014	499,214	1,432,544	1,931,758
Initial	5,202,259	2,110,258	7,312,518
Change in Derivative Liability	(13,046)	9,528	(3,518)
Removed due to amendment	(2,760,681)	(1,818,173)	(4,578,855)
Converted	(46,092)	—	(46,092)
As of December 31, 2015	2,881,654	1,734,156	4,615,811
Less Current	39,944	—	39,944
Long-Term Convertible Notes	2,841,710	1,734,156	4,575,866

	Commitment Dates	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	150%	192.90%
Expected term	1 – 2 years	0.00 – 2.00 years
Risk free interest rate	0.29% - 1.68%	0.49% - 1.76%

Note 7 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $-0- and $946,070 for years ended December 31, 2015 and 2014.

Accumulated amortization of derivative discount amounted to $1,512,207 as of December 31, 2015 and $429,276 for the year ended December 31, 2014.

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $(4,438,281) and $(120,688) for the years ended December 31, 2015 and 2014, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

At the end of December 31, 2014 the company had authorized the issuance of 1,500,000 shares of common stock to be issued. 250,000 shares for cash received of $25,000 and the remaining 1,250,000 shares to be issued for consulting services. The consulting shares were approved to be issued on January 27, 2015 for the period ended December 31, 2014 and we valued at $0.07 per share for a total value of services rendered of $87,500. Total Stock subscriptions payable of $112,500 as of December 31, 2014

During January 2015 the company issued 8,200,000 shares of common stock valued in a range of $0.05 to $0.07 per share. Total cash received was $114,000. Total interest paid with shares was $1,500. Total value of debt paid was $30,000. Total value of assets acquired was $17,500. Total consulting services were $444,500.

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

NOTE 9 – LEASES

The Company is obligated under operating lease agreements for its corporate office in Fort Lauderdale, which expires March 2016. The Company concluded an agreement in March 2014 terminating its obligations for leases held for land in Tempate, Costa Rica. The Company concluded the term of its lease agreement for offices maintained in Hollywood, Florida. The Company signed 2 new leases that started in May 2014 and June 2014 for retail locations. In June of 2015 the companies Subsidiary leased an additional retail location. In August 2015 the company signed a lease for warehouse/growing area.

Minimum future lease commitments are:

Year	Amount

2016	182,604
2017	153,864
2018	147,576
2019	48,396

Rent expense was $146,154for the year ended December 31, 2015, and $65,162 for the year ended December 31, 2014, respectively.

In April, 2014 MJAI, through its wholly owned subsidiary, MJAI Oregon 1, LLC (MJAI Oregon 1), entered into a lease for space to operate their first medical marijuana dispensary in Portland, Oregon. The five-year lease requires MJAI Oregon 1 to pay a monthly rental fee of $2,255 the first year with annual lease payment escalations of 4% and a security deposit of $12,000. The dispensary is located are located at 1719 SE Hawthorne Boulevard, Portland, Oregon and will operate under the proprietary brand name of “Kaya Shack “TM.

On June 1, 2015 through its wholly owned subsidiary, MJAI Oregon 2, LLC (MJAI Oregon 2), entered into a lease for space to operate a dispensary in Salem, Oregon. The five-year lease requires MJAI Oregon 2 to pay a monthly rental fee of $3,584 the first year with annual lease payment escalations of 1% and a security deposit of $4,106 and $3,000 for a reservation fee The Salem, Oregon location operates under the proprietary brand name of “Kaya Shack “TM.

On August 1, 2015 the Company announced that it had signed a lease for a 6,000 square foot facility in central Portland to serve as the Company's expanded Marijuana and Cannabis Manufacturing Complex and West Coast Operations Base.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest stockholder has from time to time provided unsecured loans to the Company, See Note 4 for the detail of the convertible and non-convertible debt with a face value of $750,000

NOTE 11– DEBT EXTINGUISHMENT

During the year-end December 31,, 2015 the Company was indebted on convertible debt to non-affiliated shareholders of the Company as detailed in Note 5. During June and December 2015, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was not changed. However the interest rate was increased to 12% and the debt conversion rate was reduced from $.04 per share to $.03 per share there is no accrued interest or principal due until December 31, 2015. The market value of the stock at the date of issuance exceeded the conversion price. As a result, the Company determined a gain on debt extinguishment of $2,648,168 was recorded to the statement of operations pertaining to a third party as a gain to the statement of operations the Company accounted for this gain on extinguishment as a capital transaction and recorded this amount as a reduction of debt discount.

At December 31,, 2015 the Company was indebted on a convertible and non-convertible debt to a related party shareholder of the Company for $750,000During 2015, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was not changed. However, the extension of the payment date and the Company determined a gain on debt extinguishment of $1,693,173. was recorded to the statement of operations pertaining to a related party as a gain to the statement of operations the Company accounted for this gain on extinguishment as a capital transaction and recorded this amount as an increase in additional derivative liability.

NOTE 12– STOCK OPTION PLAN

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

NOTE 13– INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2015	2014

Tax loss carryforward	$2,616,000	$1,864,283
Valuation allowance	(2,616,000)	(1,864,283)
	$—	$—

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The Company has net operating loss carry forwards of approximately $7,848,000 at December 31, 2015 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

NOTE 14 – Warrants

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 16– RESTATEMENT

The Company determined that the December 31, 2014 financial statements require restatement. The Companies Convertible debt contains conversion price protection clauses that create derivative liabilities. These derivative liabilities were not reflected in the original financial statements. The company also corrected the presentation of 1,000,000 of common shares that were reflected as issued and outstanding to subscribed to be issued.

The below table presents the changes
Balance Sheet
	Original	Change	Restated
Current Liabilities
Accrued Interest	8,705	20,212	28,917
Convertible Notes Payable	189,993	14,283	204,276
Derivative Liabilities	8,434	490,780	499,214

Long Term Liabilities
Convertible Notes Payable	303,213	(303,213)	-0-
Derivative Liabilities	-0-	1,432,545	1,432,545

Stockholders Equity(Deficit)
Common Stock –par value	77,289	1,000	76,289
Additional Paid in capital	4,436,217	(815,609)	3,620,608
Common Stock to be issued	114,500	87,500	202,000
Accumulated Deficit	(5,519,469)	(1,196,289)	(6,715,758)
Non-controlling Interest	(234,323)	(66,601)	(167,722)

Statement of Operations-changes

Interest Expense	(417,883)	363,921	(53,962)
Derivative liabilities expense	(22,298)	(923,772)	(946,070)
Change in Derivative expense	38,864	(159,552)	(120,688)
Amortization of debt discount	(25,000)	(404,276)	(429,276)

NOTE 17– SUBSEQUENT EVENTS

In January of 2016 the Company received $100,000 from the sale of 2,222,222 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

In January of 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017

On March 31, we signed two leases for additional retail locations

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

Table of Contents	39

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

Table of Contents	40

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

Table of Contents	41

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
Table of Contents	42

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
Table of Contents	43

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	44

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

Table of Contents	45

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)	Termination of Goldstein Schechter Koch, P.A.
(i)	Effective November 7, 2014, we terminated Goldstein Schechter Koch, P.A. (“Goldstein Schechter Koch”), the successor firm to De Meo Young McGrath, P.A. Certified Public Accountants (“DYM”), as our independent registered public accounting firm. DYM merged, with and into Goldstein Schechter Koch effective January 1, 2014, with Goldstein Schechter Koch being the surviving firm. The decision to terminate Goldstein Schechter Koch was approved by the board of directors of AFAI on November 7, 2014
(ii)	The report of Goldstein Schechter Koch on the Company’s financial statements for fiscal year ended December 31, 2013 and the report of DYM on our financial statements for the year ended December 31, 2012, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports on the Company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.
(iii)	During the years ended December 31, 2013 and December 31, 2012 and the subsequent period through the date of termination (A) there have been no disagreements with either Goldstein Schechter Koch or DYM, as the case may be, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Goldstein Schechter Koch or DYM, would have caused Goldstein Schechter Koch or DYM, as the case may be, to make reference to the subject matter of the disagreement in connection with their respective reports, (B) no such disagreement was discussed with the Company’s board of directors or any committee of the board of directors of the Company and (C) there have been no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.
(iv)	We have provided Goldstein Schechter Koch, for itself and as the successor firm to DYM, with a copy of this report and have requested Goldstein Schechter Koch to furnish us with a letter addressed to the Securities and Exchange Commission stating whether such firm agrees with the statements made by the Company in this report, and, if not, stating the respects in which it does not agree. The letter from Goldstein Schechter Koch is incorporated by reference as an exhibit to this report.
Table of Contents	46

(b)	Engagement of Bongiovanni & Associates, PA n/k/a/ L & LCPAS, P.A.
(i)	Effective November 7, 2014, AFAI engaged Bongiovanni & Associates, PA n/k/a/ L & L CPAS, P.A>(“BGA”) as our independent public registered accounting firm. The engagement of BGA was approved by the AFAI’s board of directors on November 7, 2014.
(ii)	In connection with the Company’s engagement of BGA as AFAI’s independent registered public accounting firm, AFAI has not consulted BGA on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or to the type of audit opinion which might be rendered on the Company’s financial statements. Moreover, during the years ended December 31, 2013 and December 31, 2012 and the subsequent period through the date of engagement, we did not consult BGA regarding any of the matters outlined in Item 304(a)(2) of Regulation

Item9A.  Controls and Procedures.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2015. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 and 2014.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Financial Officer concluded that our disclosure controls and procedures were not effective.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2015 and 2014, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has identified material weaknesses in internal control over financial reporting as of December 31, 2015 and 2014.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2015 and 2014 (the “Evaluation Dates”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

•	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.
•	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and financial procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	55	Chairman of the Board, President, Chief Executive Officer, Acting Chief Finance Officer, Director
Carrie Schwarz	55	Director
Jordi Arimany	38	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Table of Contents	47

Craig Frank became Chairman of the Board, President, Chief Executive Officer and a Director of the Company in January 2010. He assumed the appointed position of acting Chief Financial Officer in _____. For the past 15 years, Mr. Frank has served as Chairman and CEO of Tudog International Consulting, a Florida-based company with business advisory, business development, market research, training, and merchant banking divisions. During his tenure at Tudog, Mr. Frank has worked with more than 200 companies from 19 countries. In addition, in such capacity, he developed the business plan for a biofuels company based in Central America, and is the co-founder of the Company’s predecessor, which we acquired in January 2010. He remains Tudog’s Chairman. Mr. Frank is a widely published author with articles on business matters featured in magazines and newsletters internationally, including publications of the Guatemala America Chamber of Commerce, the Israel Export Institute, the Romania Chamber of Commerce, and the World Association of Small and Medium Sized Enterprises. He is also an in-demand speaker at international conferences, including the Florida Sterling Council, the International Project Management Association, The Central American Center for Entrepreneurship, the Israel Center for Entrepreneurial Studies, and the Pino Center for Entrepreneurship at Florida International University. The Company believes that Mr. Frank’s consulting and entrepreneurial experience brings significant value to our management team.

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

Table of Contents	48

Code of Ethics

We adopted a Code of Business Conduct and Ethics (“Ethics code”) on February 28, 2013 that includes provisions ranging from conflicts of interest to compliance with all applicable laws and regulations. All officers, directors and employees are bound by this Ethics code, violations of which may be reported to any independent member of the Board of Directors.

ITEM 11. Executive Compensation

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Craig Frank,	2015	$—	$—	$—	$—	$—	—	—	$180,000
CEO/CFO/President (1)	2014	—	—	—	—	—	—	—	84,000
Samuel Stern, COO (2)	2014	—	—	—	—	—	—	—	60,000
Ronen Ben Harush, CFO (3)	2014	—	—	—	—	—	—	—	10,500

(1)	Mr. Frank's compensation was paid as follows:
2015 - $12,000 in accrued monthly fees
2014 - $7,000 in accrued monthly fees

(2)	Mr. Stern's compensation received: $5,000 in accrued monthly consulting fees. He resigned from his position in July 2014.
(3)	Mr. Ben Harush’s compensation received: $3,500 in accrued fees per quarter. He resigned from his position

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

Outstanding Equity Awards at Fiscal Year-End

NONE.

Compensation of Directors Table

The table below summarizes all compensation paid to our nonemployee directors for 2015.

Table of Contents	49

Director Compensation:

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Nonequity Incentive Plan Compensation	Nonequity Deferred Compensation Earnings	All Other Compensations	Total
Carrie Schwarz	—	10,000	—	—	—	—	10,000
Jordi Arimany	—	10,000	—	—	—	—	10,000

Narrative Disclosure to the Director Compensation Table

Our nonemployee directors are compensated with common stock. All such directors received 100,000 shares of common stock for their service.

2011 Incentive Stock Plan

Our 2011 Incentive Stock Plan, as amended (“the Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Plan is administered by the board of directors.

A total of 10,000,000 shares of KAYS common stock was reserved for issuance under the Plan. As of December 31, 2015 awards covering 8,600,000 shares have been issued under the Plan and 1,400,000 shares of common stock were available for issuance under the Plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executives officers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of April 2016. The address of each such person is c/o the Company 305 S. Andrews Ave, Suite 209, Fort Landerdale, FL, 33301

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares
Directors and executive officers:
Craig Frank, Hollywood, FL (1)	2,350,144	2.34%
Carrie Schwarz, Hollywood, FL *	464,000	0.46%
Jordi Arimany, Hollywood, FL *	537,500	0.54%
All directors and executive officers, as a group (three)	3,351,644	3.34%
Other 5% or greater stockholders:
Ilan Sarid, Westmont, Quebec	22,966,833	22.87%

* Less than 1%

(1)	Includes shares beneficially owned by Tudog International Consulting and Drora Frank.

Table of Contents	50

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

ITEM 13. Certain Relationships and Related Transactions.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,000,000 shares (1)		1,400,000 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

(1) Represents shares of common stock reserved for issuance under our 2011 Incentive Stock Plan.

Related Party Transactions

At December 31, 2014 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103, 895 accrued interest, with interest accruing at 10%. On January 2,2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and no interest accrued until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS, which if converted are subject to resale restrictions through December 31, 2015. The remaining $250,000 is not convertible. On December 31, 2015 the Company entered into an agreement to extend the debt until December 31, 2017 with no additional intrust for the extended period.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The following is a summary of the fees billed to us by Bongiovanni and Associates, n/k/a L+L CPAS, P.A. for professional services rendered for the years ended December 31, 2015 and 2014, respectively.

Table of Contents	51

	2015	2014
Audit fees	$40,140	$28,773
Audit-related fees	2,000	2,067
Tax fees	—	—
All other fees	—	—
	$42,140	$30,840

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our annual reports on Form 10-K and reviews of the consolidated financial statements included in the quarterly reports on Form 10-Q.

Audit-related fees include billing related to a Registration Statement on Form S-8 during each os 2015 and 2014.

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

Table of Contents	52

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accountants
•	Consolidated Balance Sheets at December 31, 2015 and 2014
•	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Notes to the Consolidated Financial Statements.
2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.
3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
b)	Exhibits

Exhibit No. Description of Exhibit

3.1	Certificate of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the shareholders of Alternative Fuels Americas, Inc.(1)
10.2	2011 Stock Incentive Plan, as amended (1) +
10.6	Form of 8% Convertible Promissory Note (1)
10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +
10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301(2)
10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid (1)
10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +
10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (2) +
16.1	Letter from Goldstein Schechter Koch, P.A. (3)
21.1	Subsidiaries of Registrant (4)
23.1	Consent of L &L CPAS, P.A. (4)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13014 of the
Table of Contents	53

Securities	Exchange Act of 1934, as amended, pursuant to Section 302 of the SarbanesOxley Act of 2002 (4)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (4)
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 11, 2014, as amended and incorporated herein by reference.
(4)	Filed herewith.

+ Management compensation arrangement.

+	Management compensation arrangement.
*	Filed herewith.

Table of Contents	54

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2016

Kaya Holdings, Inc..

By:	/s/ Craig Frank
Name: Craig Frank
Title: Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer Principal Financial and Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie Schwarz	Director	April 16, 2016
Carrie Schwarz

/s/ Jordi Arimany	Director	April 16, 2016
Jordi Arimany

/s/ Craig Frank	Chairman of the Board, President,	April 16, 2016
Craig Drank	Chief Executive Officer, Acting
Chief Financial Officer Director
(Principal Executive, Financial and Accounting Officer,

Table of Contents	55