Form 10-Q
period 2016-03-31
Kaya Holdings, Inc.
filed 2016-05-23
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

As of May 20, 2016, the Issuer had 100,435,435 shares of its common stock outstanding.

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	Unaudited	Audited
ASSETS	March 31, 2016	December 31, 2015
CURRENT ASSETS:
Cash and equivalents	$151,889	123,907
Inventory-Net of Allowance	50,680	80,657
Prepaid license fee	6,500	10,500
Total Current Assets	209,069	215,064

OTHER ASSETS:
Property and equipment, net	212,411	225,664
Deposits	22,396	24,206
Total Other Assets	234,807	249,870

Total Assets	443,876	464,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	319,406	283,124
Accounts payable and accrued expense-related parties	—	42,206
Accrued interest	54,251	20,929
Convertible Note Payable-net of discount	237,915	40,738
Derivative liabilities	96,190	39,944
Notes Payable	—	—
Total Current Liabilities	707,762	426,941

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	149,727	100,000
Derivative liabilities	3,446,588	4,554,466
Convertible Notes Payable-net of discount	55,266	32,601
Notes Payable	170,442	57,210
Note Payable-Related Party	250,000	250,000
Total Long Term Liabilities	3,886,097	4,994,277

Total Liabilities	4,593,859	5,421,218

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
55,120 and 55,120 issued and outstanding at March 31, 2016	55	55
and December 31, 2015
Common stock , par value $.001; 250,000,000 shares authorized;
100,435,435 shares issued as of March 31, 2016 and
88,855,991 shares issued as of December 31, 2015	100,436	88,856
Additional paid in capital	5,330,793	4,755,418
Subscriptions payable	100,000	410,510
Accumulated Deficit	(9,370,803)	(9,941,151)
Non-controlling Interest	(310,465)	(269,973)
Net Stockholders' Equity/(Deficit)	(4,149,984)	(4,956,285)
Total Liabilities and Stockholders' Equity/(Deficit)	$443,876	$464,933

The accompanying notes are an integral part of these financial statements.

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015

Net Sales	$244,657	$30,339

Cost of Sales	164,610	(19,565)

Gross Profit	80,047	49,904

Operating Expenses:
Professional Fees	183,900	547,010
Salaries and Wages	72,553	23,063
General and Administrative	116,740	76,584

Total Operating Expenses	373,193	646,657

Operating Loss	(293,146)	(596,753)

Other Income(expense)
Interest Expense	(73,219)	(1,500)
Amortization of Debt discount	(279,545)	(139,785)
Change in Derivative Liabilities Expense	1,431,107	(174,515)
Inventory Valuation	—	—
Derivative Liabilities Expense	(129,340)	—
Gain(Loss) on Derecogintion of Debt	(126,000)	—
Total Other Income(Expense)	823,003	(315,800)

Net (loss) before Income Taxes	529,857	(912,553)

Provision for Income Taxes	—	—

Net (loss)	529,857	(912,553)

Net (Loss) attributed to non-controlling interest	(40,492)	(5,361)

Net (loss) attributed to Kaya Holdings, Inc.	570,348	(907,192)

Basic and diluted net loss per common share	$0.01	$(0.01)

Weighted average number of common shares outstanding	93,230,448	84,079,325

The accompanying notes are an integral part of these financial statements.

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cashflows
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES:
Net loss	$570,348	$(907,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(40,492)	(5,361)
Depreciation	19,988	1,515
Imputed Interest	30,000
Gain from Derecogintion of Convertible Debt	126,000	—
Change in Derivative Liabilities	(1,431,107)
Derivative Expense	129,340	(4,710)
Amortization of debt discount	279,545	179,225
Stock issued for services	20,900	444,500
Stock issued for interest	—	1,500
Changes in operating assets and liabilities:
Prepaid Expense	4,000	1,667
Inventory	29,977	(39,324)
Other assets	—	—

Accounts payable and accrued expenses	39,482	(8,626)

Net cash used in operating activities	(222,018)	(197,021)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,500)
Proceeds for equipment	—	—
Net cash used in investing activities	—	(7,500)

FINANCING ACTIVITIES:
Proceeds from Convertible debt	150,000	135,000
Proceeds from Note Payable	—	10,000
Proceeds from sales of common stock	100,000	65,000
Net cash provided by (used in) financing activities	250,000	210,000

NET INCREASE IN CASH	27,982	5,479

CASH BEGINNING BALANCE	123,907	35,194

CASH ENDING BALANCE	$151,889	$40,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
	—	—
Value of common shares issued as payment of debt	126,000	30,000
Value of common shares issued as payment for equipment		17,500

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

In April 2015 KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana, thereby becoming the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. The Company opened its second MMD (and first Kaya Shack™ Marijuana Superstore) in October 2015 in Salem, Oregon. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon. In October 2015, Oregon commenced legal recreational marijuana sales, which are initially being conducted solely through State Licensed MMDs, including those operated by the Company. The Company plans to open at least two additional dispensaries in Oregon during 2016 and in April 2016 entered into leases and filed increased applications for its next two planned retain outlets in Salem Oregon.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the quarter ended March 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $ 570,348 for the three months ended March 31, 2016 and a net loss of $784,074 for the quarter ended March 31, 2015. At March 31, 2016 the Company has a working capital deficiency of $498,694 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on form 10-K for the year ended December 31, 2015 filed with the SEC on May 5, 2016.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2015. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

[]	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
[]	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
[]	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
[]	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

[]	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
[]	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
[]	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
[]	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Re-Classifications

Certain amounts in 2015 were reclassified to conform to the 2016 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of .59% at December 31, 2014 and weighted average volatility of 157.47%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

NOTE 4 – NOTE PAYABLE

	March 31, 2016	December 31, 2015
Loan payable - Stockholder, 8%, Due December 31, 2017, unsecured (1)	$250,000	$250,000
Loan payable - Stockholder, 8%, Due September 21, 2017, unsecured (4)	$50,000	$50,000
Loan payable - Stockholder, 8%, Due September 21, 2017, unsecured (4)	$100,000	$100,000
Loan payable - Stockholder, 8%, Due September 21, 2017, unsecured (4)	$50,000	$50,000
	$450,000	$450,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the quarter ended March 31, 2016 was $49,727. As of March 31, 2016, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $149,727. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, plus imputed interest of $30,000.

NOTE 5 – CONVERTIBLE DEBT

	March 31, 2016	December 31, 2015
Convertible note - related party, Due December 31, 2017 unsecured (2)	500,000	500,000
Convertible note - 12% due January 1, 2017 (3)	58,556	58,556
Convertible note - 12% due January 1, 2017 (3)	28,278	28,278
Convertible note - 12% due January 1, 2017 (3)	186,316	186,316
Convertible note - 12% due January 1, 2017 (3)	-0-	126,000
Convertible note - 12% due January 1, 2017 (3)	117,113	117,113
Convertible note - 12% due January 1, 2017 (3)	117,113	117,113
Convertible note - 12% due January 1, 2017 (3)	55,895	55,895
Convertible note - 12% due January 1, 2017 (3)	67,074	67,074
Convertible note - 12% due January 1, 2017 (3)	23,442	23,442
Convertible note - 12% due January 1, 2017 (3)	23,442	23,442
Convertible note - 12% due January 1, 2017 (3)	27,116	27,116
Convertible note - 12% due January 1, 2017 (3)	116,966	116,966
Convertible note – 10% due January 1, 2017 (3)	25,000	25,000
Convertible note – 10% due January 1, 2017 (6)	50,000	-0-
Convertible note – 10% due January 1, 2017 (5)	100,000	-0-
Convertible note – 10% due January 8, 2017 (6)	50,000	50,000
Convertible note – 10% due March 31, 2017 (4)	100,000	100,000
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
Convertible note – 10% due April, 1, 2016 (7)	18,500	23,500
Totals	1,740,811	1,586,656

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.

The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.018% to .02%, volatility ranging from 160% of 336%, trading prices ranging from $.07 per share to $0.105 per share and a conversion price ranging from $0.084 per share to $0.40 per share.

Accrued interest on this note that was charged to operations for the quarter ended March 31, 2016 totaled approximately $935 The balance of the convertible note at March 31, 2016 including accrued interest and net of the discount amounted to $38,390.

A recap of the balance of outstanding convertible debt at March 31, 2016 is as follows:

Principal balance	$25,000
Accrued interest	13,390
Balance maturing for the period ending:
March 31, 2016	$38,390

The Company valued the derivative liabilities at March 31, 2016 at $20,265. The Company recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2015 of $7,243, which were charged to operations..  In determining the indicated values at March 31, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.07, and conversion prices ranging from $.05 per share.

(3)	On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015 The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2015, the balance was $947,311. The beneficial conversion feature in the amount of $947,311 will be expensed as interest over the term of the note (one year). All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $3,449,588 at March 31, 2016

(4)	On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

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

(7)	On July 27, 2015 the company issued a note payable for $28,500 The Company agrees to pay to the Holder $28,500 plus accrued interest pursuant to the following schedule:

An initial payment of $5,000 is due no later than December 1, 2015. This amount represents the balance of the security deposit due for the lease of Commercial/Manufacturing Space occupied by MJAI Oregon 1, LLC, a majority-owned subsidiary of the company.

A final payment of $18,500 principal, plus any accrued Interest at 10% is due no later than April 1, 2016. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through March 31, 2016

The note is convertible after March 31, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price.

(6)

In January of 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. The Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to .14%, volatility ranging from 155% of 243%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price of $0.03 per share. The total derivative liabilities associated with this note is $84,153 at March 31, 2016 . Note is Due in January of 2017

(5)

On March 31 of 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. The Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to ..14%, volatility ranging from 155% of 243%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price of $0.03 per share. The total derivative liabilities associated with this note is $163,721 at March 31, 2016 . Note is Due in January of 2017

NOTE 6 – STOCKHOLDERS’ EQUITY

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

In February of 2016 the Company issued 4,200,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. As a conversion of $126,000 Note Payable due January 1, 2017.

In February of 2016 the Company issued

•	An aggregate of 200,000 shares to our two non-employee directors (100,000 shares each) for services as directors;
•	An aggregate of 1,435,000 shares to consultants for services rendered.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest stockholder has from time to time provided unsecured loans to the Company, which is due on demand and bear interest at 10%. See Note 4 for the detail of the convertible and non-convertible debt with a face value of $750,000

NOTE 8– SUBSEQUENT EVENTS

On April 1, 2016 the Company’s Subsidiary MJAI 3, LLC Signed at Five Year Lease for retail space

On April 1, 2016 the Company’s Subsidiary MJAI 3, LLC Signed at Five Year Lease for retail space

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, the terms “Kaya Holdings,” “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc.. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

Business Overview

Kaya Holdings was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“Netspace”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation in January 2010 in a stock-for-stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders of the Florida corporation. The Company’s name was changed in October 2010 Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc.

From 2010 to 2014 the Company was engaged in seeking to develop a biofuels business. In January 2015 the Company determined that it was in the best interests of its stockholders to discontinue its biofuel development activities, and to instead leverage its agricultural and business development experience and focus all its resources on the development of legal medical and recreational marijuana opportunities in the United States and in select international markets.

In 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a Medical Marijuana Dispensary (“MMD”). The Company developed the Kaya Shack™ brand for its retail operations and on July 3, 2014 opened its first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first US publicly traded company to own and operate a MMD. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

In April 2015 KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana, thereby becoming the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. The Company opened its second MMD (and first Kaya Shack™ Marijuana Superstore) in October 2015 in Salem, Oregon. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon. In October 2015, Oregon commenced legal recreational marijuana sales, which are initially being conducted solely through State Licensed MMDs, including those operated by the Company. The Company plans to open at least two additional dispensaries in Oregon during 2016 and in April 2016 entered into leases and filed increased applications for its next two planned retain outlets in Salem Oregon.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenues

We had revenues of $244,657 for the three months ended March 31, 2016, as compared to revenues of $30,339 for the three months ended March 31, 2015. The significant increase in revenues in the 2016 quarter from the same period in 2015, reflects revenues from legal recreational marijuana sales, which commenced on October 1, 2015 and revenues generated from our second retail outlet, the Kaya Shack™ Marijuana Superstore which we opened in October 2015, as compared to the operation of only our initial Kaya Shack™ outlet in the 2015 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased were $116,740 for the three months ended March 31, 2016, as compared to $76,584 for the three months ended March 31, 2015, reflecting our increased level of operations, including operation of two dispensaries in the 2016 quarter as compare to a single retail outlet in the 2015 quarter. In addition, the increase in selling general and administrative expenses from the 2015 period to the 2016 period is attributable to the establishment and operation of our marijuana grow and manufacturing operations subsequent to the end of the first quarter of 2015.

Professional

Professional fees were $183,900 for the three months ended March 31, 2016, as compared to $547,010 for the three months ended March 31, 2015, reflecting additional licensing and regulatory compliance costs arising from our increase level of retail operations, as well as out establishment of grow and manufacturing operations.

Interest expense

Interest expense increase to $73,219 for the three months ended March 31, 2016 from $1,500 for the three months ended March 31. 2015, reflecting increased debt incurred to fund expansion of our operations.The majority of the change in Net Income(Loss) was a $1,431,107 decrease in Derivatives compared to a Derivative Expense of $174,515 for the three months ended March 31, 2015.

Net Loss

We incurred net losses of $570,384 for the three months ended March, 2016, as compared to net losses of $907,192 for the three months ended March 31, 2015.

Ultimately, we believe that we can successfully enter other markets as they open up by applying our “brand” retail chain and vertically integrated grow and manufacture model to other states that legalize recreational marijuana use.

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Company raised a total of $ 250,000 through the private sale of debt and equity securities. Management recognizes the Company’s current financial difficulties that, at March 31, 2016, include a working capital deficiency of $498,694 and limited cash. Moreover, we acknowledge that our financial position at March 31, 2016, raises substantial doubt about the Company’s ability to continue as a going concern. However, management believes that its proposed plan of operation is strong. Our plan recognizes the Company’s needs to generate working capital to successfully develop its operations towards the goal of successfully operating in the legal recreational and medical marijuana sectors.

Further, we realize that may not be successful in raising additional capital, and even assuming that we raise additional funds, the Company may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2016. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the costbenefit relationship of possible controls and procedures.

As required by SEC Rule 13a15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, the Company issued:

•	An aggregate of 4,544,444 shares of its common stock to three persons in a private transaction at a price of $0.045 per share;
•	An aggregate of $150,000 in promissory notes to two persons in a private transaction, which promissory notes are convertible into shares of its common stock at a conversion price of $0.03 per share;
•	An aggregate of 200,000 shares to our two non-employee directors (100,000 shares each) for services as directors;
•	An aggregate of 25,000 shares to one employee for services rendered; and
•	An aggregate of 1,410,000 shares to seven consultants for services rendered.

These securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Dated: May 23, 2016		KAYA HOLDINGS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, Chief
Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

