Form 10-Q/A
period 2015-03-31
Kaya Holdings, Inc.
filed 2016-08-22
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10 Q/A

AMENDMENT NO. 1 TO

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

Commission File No.: 333177532

Kaya Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	900898007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Nonaccelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act.) Yes [ ] No [X]

As of May 20, 2015, the Issuer had 86,989,325 shares of its common stock outstanding

EXPLANATORY NOTE

In connection with the preparation and filing by Kaya Holdings, Inc. (the “Company”) of its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), the Company determined that certain of the Company’s outstanding convertible debt instruments contain conversion price protection clauses that create derivative liabilities. These derivative liabilities were not reflected in the Company’s unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2015.

Additionally, management of the Company conducted analysis of the Company’s convertible notes with fixed conversion price issued and audited in 2014 and found that the impact of derivative liabilities on our 2014 convertible notes due to tainting issue were not properly recorded in the financial statements.

The Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model.

Accordingly, the Company is hereby amending this Quarterly Report on Form 10-Q to restate its previously filed financial statements contained therein to give effect to the foregoing.

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10Q

Signatures

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
ASSETS
Assets	Restated
	Unaudited	Audited
	March 31, 2015	December 31, 2014
CURRENT ASSETS:
Cash and equivalents	$40,673	35,194
Inventory-Net of Allowance	44,335	5,267
Prepaid license fee	—	1,667
Total Current Assets	85,008	42,128

OTHER ASSETS:
Property and equipment, net	63,620	57,379
Deposits	16,200	16,200
Total Other Assets	79,820	73,579

Total Assets	164,829	115,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	228,457	215,174
Accounts payable and accrued expense-related parties	—	20,109
Accrued interest	27,118	28,917
Convertible Note Payable-net of discount	141,775	204,276
Derivative liabilities	2,246,059	1,931,759
Convertible Note Payable-related party-Net of Discount	500,000	250,000
Note Payable-Related Party	250,000	250,000
Notes Payable	110,000	200,000
Total Current Liabilities	3,503,409	3,100,235

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	—	—
Note Payable-Related Party	—	—
Total Long Term Liabilities	—	—

Total Liabilities	3,503,409	3,100,235

Table of Contents	1

STOCKHOLDERS' DEFICIT:
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
55,120 and 55,120 issued and outstanding at March 31, 2015 and December 31, 2014	55	55
Common stock , par value $.001; 250,000,000 shares authorized;
85,989,325 shares issued as of March 31, 2015 and
76,289,325 shares issued as of December 31, 2014	85,989	76,289
Additional paid in capital	4,271,408	3,620,608
Subscribed shares not issued	100,000	202,000
Accumulated Deficit	(7,622,949)	(6,715,758)
Non-controlling Interest	(173,083)	(167,722)
Net Stockholders' Deficit	(3,338,580)	(2,984,528)
Total Liabilities and Stockholders' Deficit	$164,829	$115,707

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Restated
	For the three		For the three
	months ended		months ended
	March 31, 2015		March 31, 2014

Net Sales	$30,339		$—

Cost of Sales	8,435		—

Gross Profit	21,904		—

Operating Expenses:
Professional Fees	547,010		99,670
Salaries and Wages	23,063		—
General and Administrative	76,584		62,048

Total Operating Expenses	646,657		161,718

Operating Loss	(624,753)		(161,718)

Other Income(expense)
Interest Expense	(1,500)		(616)
Derivative Liabilities Expense	(174,515)		—
Change in Derivative Liabilities Expense	(139,785)		—
Other income	—		90,995
Asset Valuation Allowance	28,000
Forgiveness of debts	—		21,369
Total Other Income(Expense)	(287,800)		111,748

Net (loss) before Income Taxes	(912,553)		(49,970)

Provision for Income Taxes	—		—

Net (loss)	(912,553)		(49,970)

Net (Loss) attributed to non-controlling interest	(5,361)		(23,334)

Net (loss) attributed to Kaya Holdings, Inc.	(907,192)		(26,636)

Basic and diluted net loss per common share	$(0.01)	$	**

Weighted average number of common shares outstanding	84,079,325		70,949,325

The accompanying notes are an integral part of these financial statements.

**Less than $0.01

Table of Contents	3

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cashflows
Unaudited
	Restated
	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(907,192)	$(49,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(5,361)
Depreciation	1,515	373
Gain from restructure of stockholder loan	—	(92,364)
Derivative Expense	179,225
Change in Derivative Liabilities	(4,710)
Amortization of debt discount	139,785	—
Stock issued for services	444,500	—
Stock issued for interest	1,500
Changes in operating assets and liabilities:
Prepaid Expense	1,667
Inventory	(39,324)
Other assets	—	(21,632)
Accounts payable and accrued expenses	(8,626)	48,697

Net cash used in operating activities	(197,021)	(114,896)

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,500)	(5,835)
Proceeds for equipment	—	—
Net cash used in investing activities	(7,500)	(5,835)

FINANCING ACTIVITIES:
Payments on installment agreement	—	(5,000)
Payments on related party debt	—	(12,500)
Proceeds from Convertible debt	135,000	—
Proceeds from Note Payable	10,000	—
Proceeds from sales of common stock	65,000	250,000
Net cash provided by (used in) financing activities	210,000	232,500

Table of Contents	4

NET INCREASE IN CASH	5,479	111,769

CASH BEGINNING BALANCE	35,194	185

CASH ENDING BALANCE	$40,673	$111,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
	—	—
Value of convetible preferred shares of subsidiary issued		96,000
Value of common shares issued as payment of debt	30,000
Value of common shares issued as payment for equipment	17,500

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for three months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $907,192 for the three months ended March 31, 2015 and $26,636 for the three months ended March 31, 2014. At March 31, 2015 the Company has a working capital deficiency of $3,418,401 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Table of Contents	7

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Table of Contents	8

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Table of Contents	9

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Table of Contents	10

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Table of Contents	11

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

[]	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

[]	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

[]	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

[]	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	12

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

Table of Contents	13

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Table of Contents	14

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 2.17% at March 31, 2015 and weighted average volatility of 85.63%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Table of Contents	15

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

NOTE 4- RESTATEMENT

During the year-end audit management determined that it was necessary to restate the financial statements for the period ended March 31, 2015 to properly reflect the derivative liabilities associated with the company’s convertible debt obligation, amortization, imputed interest and asset valuation.

Assets	Original	Restated	Change

Property and Equipment	81,120	63,620	(17,500)

Total Assets	182,329	164,829	(17,500)

Liabilities
Convertible Debt	25,000	-0-	(25,000)
Convertible Debt-net of discount	416,599	141,775	(274,824)
Derivative Liabilities	8,659	2,246,059	2,237,400
Accrued Interest	6,905	27,118	20,213
Convertible Note Payable-Related	351,945	500,000	148,055
Note Payable-Related	276,011	250,000	(26,011)

Total Liabilities	1,423,576	3,503,409	2,079,833

Expenses
Interest Expense	(192,457)	(1,500)	(190,957)
Derivative Expense	(225)	(314,500)	314,075
Total Other Income (Expense)	(164,682)	(315,800)	123,118
Net Loss attributed to Kaya
Holdings Inc.	(784,074)	(912,553)	(128,479)

Net Loss per common share	(0.01)	(0.01)	-0-

Table of Contents	16

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

NOTE 5 – DEBT A) Notes Payable	March 31, 2015	December 31, 2014

Loan payable - Stockholder, 8%, Due December 31, 2015, (1)	$250,000	$250,000
Note Payable – due May 25, 2015 (4)	10,000	-0-
Note Payable -10% due May 31, 2015 (3)	100,000	100,000
Note Payable - 12% due May 30, 2015 (2)	100,000	100,000
	$460,000	$450,000

(1)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a debt discount feature valued at $367,859 to be amortized over the life of the debt. As of March 31, 2015, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $351,945. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes.

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

(4)	On January 13, 2015 the Company received a total of $10,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $10,000. Interest was prepaid with the issuance of 100,000 shares of common stock. As of March 31, 2015, this balance has not been paid.

B)	– Convertible Notes Payable

The outstanding balance of these notes are convertible into a variable number of the Company’s common stock. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note.

The Company valued the derivative liabilities at March 31, 2015 at $2,106,274. The Company recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2015 of $4,710, which were credited to operations and an increase in derivative liabilities of $179,225 from new debt issuances.  In determining the indicated values at March 31, 2015 the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.065, and conversion prices ranging from $.05 per share.

Table of Contents	17

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

	March 31, 2015	December 31, 2014

Convertible note - related party, Due December 31, 2015 unsecured (2)	500,000	500,000
Convertible note - 10% due June 9, 2015 (3)	50,000	50,000
Convertible note - 10% due June 13, 2015 (4)	25,000	25,000
Convertible note - 10% due July 11, 2015 (5)	160,000	160,000
Convertible note - 10% due June 13, 2015 (6)	100,000	100,000
Convertible note - 10% due June 30, 2015 (7)	30,000	30,000
Convertible note - 10% due September 17, 2015 (8)	50,000	-0-
Convertible note - 10% due September 13, 2015 (9)	60,000	-0-
Convertible note - due September 30, 2015 (10)	25,000	-0-
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$1,025,000	$890,000

(1)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.

Accrued interest on this note that was charged to operations for the year ended December 31, 2014 totaled approximately $7,760. Accrued interest on this note that was charged to operations for the quarter ended March 31, 2015 totaled approximately $625 Amortization of the discounts for the year ended December 31, 2014 totaled $25,000, which was charged to interest expense. The balance of the convertible note at march 31, 2015, including accrued interest and net of the discount amounted to $34,630.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a debt discount feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the quarter ended March 31, 2015 was $45,982. As of March 31, 2015, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(3)	On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a derivative liability feature. As of March 31, 2015, the balance was $50,000. The debt discount feature in the amount of $50,000 is being expensed as interest over the term of the note. As of March 31, 2015, the balance was $50,000. The debt discount in the amount of $50,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $7,705

Table of Contents	18

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

(4)	On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability feature. The debt conversion feature in the amount of $25,000 is being expensed as interest over the term of the note. As of March 31, 2015, the balance was $25,000. The debt discount in the amount of $25,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $6,164

(5)

On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a derivative liability when the debt becomes convertible as of January 13, 2015. As of March 31, 2015, the balance was $160,000 The debt discount in the amount of $160,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $75,836. At March 31, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $39,890.

(6)

On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability.  As of March 31, 2015, the balance was $100,000. The debt discount in the amount of $100,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $43,094.

(7)

On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. The debt discount in the amount of $30,000 is being expensed as interest over the term of the note. As of March 31, 2015, the balance was $0. The note was converted into 450,000 shares common stock.

(8)

On February 17, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a six month note in the aggregate amount of $50,000. The note is convertible after February 17, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. As of March 31, 2015, the balance was $50,000. The debt discount in the amount of $50,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $11,022.

(9)

On March 12, 2015 the Company received a total of $60,000 from an accredited investor in exchange for a six month note in the aggregate amount of $60,000. The note is convertible after March 12, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. As of March 31, 2015, the balance was $60,000. The debt discount in the amount of $60,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $6,162.

(10)

On March 13, 2015 the Company received a total of $25,000 from an accredited investor in exchange for a six month note in the aggregate amount of $25,000. The note is convertible after March 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.06 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. As of March 31, 2015, the balance was $25,000. The debt discount in the amount of $25,000 is being expensed as interest over the term of the note. At March 31, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $709. The company will issue 150,000 shares of common stock as prepaid interest.

Table of Contents	19

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

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

Table of Contents	20

Kaya Holdings, Inc. and Subsidiaries

March 31, 2015

Minimum future lease commitments are:

Year	Amount

2015	56,880
2016	36,396
2017	30,360
2018	31,584

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

The Company’s largest stockholder has from time to time provided unsecured loans to the Company, which is due on demand and bear interest at 10%. See Note 4 for the detail of the convertible and non-convertible debt with a face value of $750,000

NOTE 9– SUBSEQUENT EVENTS

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

Table of Contents	21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10Q, “Kaya Holdings, Inc..”, “KAYS” and the terms “Company”, “we”, “us” and “our” refer to Kaya Holdings, Inc.. and its subsidiaries, unless the context indicates otherwise.

ForwardLooking Statements

This Quarterly Report on Form 10QA includes forwardlooking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10Q are forwardlooking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forwardlooking statements. Forwardlooking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forwardlooking statements included in this Quarterly Report on Form 10QA reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forwardlooking statements for any reason.

Introduction

Kaya Holdings, Inc. (“KAYS”, “”we”, “us”, “our” or the “Company”) owns and operates brands that produce, distribute and sell premium cannabis products, including flower, concentrates, and cannabisinfused baked goods and candies. We are the first fully reporting U.S. public company to actually own and operate a vertically integrated seedtosale legal marijuana enterprise in the United States. Our operations include medical marijuana dispensaries ("MMDs"), medical marijuana grow operations ("Grows"), the manufacturing of proprietary cannabis products and the research and development of medical grade cannabis strains and extracts for pain relief and treatment of serious illnesses.

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

Table of Contents	22

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

KAYS Operational Developments during the Second Quarter 2015

•	On April 6, 2015 FINRA approved the name and symbol change to “KAYS” and on April 7, 2015 the company commenced trading under the new symbol “KAYS”

•	On April 9, 2015 KAYS announced that it had formed the Kaya Farms Medical Marijuana Grow to feed the Kaya Shack supply chain, becoming the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States.

•	As of April 30, 2015 KAYS employees and contractors had harvested the final round of our first medical marijuana crop trials which yielded the company nearly 25 pounds of Oregon ConnoisseurGrade Medical Marijuana since January 1, 2015.

•	On June 3, 2015 KAYS confirmed that it has filed an application for an additional license to open its second Kaya Shack™ MMD in Oregon. The “Kaya Shack™ Marijuana Superstore” is designed to support potential revenue enhancing opportunities under development by the Company as well as potential early recreational sales by existing MMDs in Oregon.

•	On June 18, 2015 KAYS announced that it had reached an agreement on the principal terms to acquire assets from OC Harley Gardens, a Portland based marijuana grow, which produces high quality, connoisseurgrade, medical marijuana as the countdown to legal recreational sales in Oregon continues. The assets include an existing duly licensed patient base with associated plants and grower licenses, unique genetics, equipment, and use of the facility on a rentfree basis.

Table of Contents	23

(The agreement was subsequently consummated on July 15, 2015 and adds additional highly soughtafter strains to the Kaya Farms portfolio (with THC levels ranging from 2027%) and boosts KAYS production capabilities so we can meet anticipated increases in demand as we open additional shops and recreational sales come to Oregon with the first stage of legal recreational sales slated to begin October1, 2015 through medical marijuana dispensaries.)

•	On June 26, 2015 KAYS confirmed that it has been awarded a license by the Oregon Medical Marijuana Program to open its second Kaya Shack™. KAYS has met all of the criteria for the license, and final approval is subject to preopening inspection. The license for the new Kaya Shack Marijuana Superstore coincides with the Oregon Legislature Joint Marijuana Committee’s unanimous passing of an amendment to permit MMP dispensaries to sell marijuana to adults 21 and above beginning October 1, 2015.

Market Overview Legal Recreational and Medical Marijuana

The National Level

Twentyseven states and the District of Columbia have either legalized medical marijuana or decriminalized marijuana possession or both. Additionally, four states have votedin recreational marijuana laws with active legal cannabis economies flourishing in Colorado and Washington. Oregon is scheduled to commence with early recreational sales of marijuana (“flower” only, no concentrates or edibles) through existing medical marijuana dispensaries, beginning October 1, 2015 with full recreational licensing and sales beginning in 2016.

Potential legislative actions and ballot initiatives are planned over the next two years for nine more states Arizona, California, Hawaii, Maine, Massachusetts, Missouri, Nevada, Ohio and Wyoming.

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

Table of Contents	24

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

The Portland facility currently features over 35 popular strains of marijuana including our proprietary, highgrade “Kaya Kush” (independent testing performed on 11/10/2014 confirms a total THC/Cannabinoid content in excess of 25%). Our stores also feature various concentrates, including butane hash oil (B.H.O.) and CO2 oil extract (wax, shatter) which range in potency from approximately 40% to over 80% THC, as well as high grade Oils and Tinctures, high CBD – low THC strains and “Kaya Candies”, “Kaya Caramels” and an assortment of cookies and cakes for patients who do not smoke.

Table of Contents	25

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon

Our first Marijuana Superstore (the second Kaya Shack™) is targeted to open earlyfall, 2015 in South Salem, Oregon in time to take advantage of early recreational sales starting October 1.

The Company has received its provisional license from the Oregon Medical Marijuana Program (OMMP) and has initiated site buildout. Upon completion of the construction and satisfactory passing of the compliance inspection the company will apply for the final state license to be issued by the OMMP, and then apply for the local Salem, Oregon operating license.

The first class space, with a footprint roughly three times the size of our first Kaya Shack™ in Portland, was carefully chosen with an eye towards concept expansion to enhance revenues and broaden branding opportunities. In addition to the recreational and medical marijuana products offered at our Hawthorne location, the space allows for additional products and concept innovations to be introduced. These include a clone room for the sale of nascent plants and additional onsite freshly made products.

Table of Contents	26

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

Table of Contents	27

Expansion and remodeling is being undertaken with an eye towards uninterrupted production of high quality, connoisseur grade marijuana, so that the Company is prepared for the October 1st commencement of recreational sales in Oregon. Our end goal is designed to increase the perpetual harvest room model to potentially include more than 100 strains of marijuana and substantially increase our production volume while lowering costs.

Kaya Shack/Kaya Farms Medical Marijuana Products

Green Leaf Lab

Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Kaya Kush, flower

Kaya Shack

Sample ID S109372 Batch Weight/Qty:
Date Accepted: 11/10/2014 Date Analyzed: 11/13/2014
Sampling Method Client Sampled Batch

Testing in compliance with Oregon State Law and OAR 333-0081190

Analysis Methods
Potency via GC-MS / GC-FID
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP 5890 / HP 5972

Analysts
LMG / TCE

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (Δ8+Δ9)	22.98	23.98
Δ 8-THC	0.11	0.11
Δ 9-THC	22.87	23.86
CBD	0.14	0.15
CBN	0.08	0.08
CBG	1.93	2.01
CBC	0.28	0.29
Total Cannabinoids	25.41	4.35% Moisture

Minor Cannabinoid Profile
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
0.11%
0.14%
0.08%
1.93%
0.28%
Δ8-THC
CBD
CBN
CBG
CBC

Table of Contents	28

The Company is currently evaluating a rollout of proprietary strainspecific concentrates for sale through our retail network as well as potential distribution lines to other dispensaries. Additionally, the Company is in process of evaluating different manufacturing opportunities and related activities at the space for a wide range of marijuana manufacturing opportunities.

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

Table of Contents	29

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 74010, Accounting for Uncertainty in Income Taxes. Our deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement taxplanning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 74010 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “morelikelythannot” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 201408, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 20520.

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

Table of Contents	30

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pretax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB has issued ASU No. 201409, “Revenue from Contracts with Customers (Topic 606)”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 201409 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

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

Revenues

With the opening of the Company’s first MMD in Portland Oregon, we had revenues of $30,339 for the three months ended March 31, 2015 versus no revenues for the corresponding periods in 2014.

Table of Contents	31

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $14,536 to $76,584 in the three months ended March 31, 2015 and compared to the same period in 2014. The increase for the current period versus the same period in the prior year results from expenses associated the Company’s entrance into the medical marijuana market and with launching operations at their first licensed MMD in Portland, Oregon in the prior year.

Professional fee expense

Professional fees increased by $447,340 to $547,010 in the three months ended March 31, 2015 compared to the same period in 2014. The Company’s entrance into the medical marijuana market in the prior year resulted in increased expenses currently.

The Company’s expenses were substantially more compared to the same period the prior year, but these expenses were mostly stock issuances (versus actual cash payments) to key management, consultants and professionals that were integral to the process of the company becoming the first fully reporting U.S. public company to actually own and operate a vertically integrated seedtosale legal marijuana enterprise in the United States

Liquidity and Capital Resources

During the three months ended March 31, 2015 we issued $210,000 of debt with a stated interest rate of 12%.

For the three months ended March 31, 2015 we invested $7,500 in equipment at our grow location.

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

Although the Company achieved revenues in the first quarter through the opening of their first Kaya Shack MMD, the Company acknowledges that its Plan of Operations may not result in generating positive working capital in the near future. Although management believes that it will be able to successfully execute its business plan, which includes thirdparty financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Table of Contents	32

Going Concern

The Company’s financial statements as of and for the three months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $7,622,949 from inception through the period ended March 31, 2015. The Company had a net loss of $907,192 for the three months ended March 31, 2015. At March 31, 2015 the Company had a working capital deficiency of $3,418,401. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

OffBalance Sheet Arrangements

There are no offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Craig Frank, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a15(e) and Rule 15d15(e) of the Exchange Act) as of June 30, 2015 the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at June 30, 2015 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

Table of Contents	33

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a six month note in the aggregate amount of $50,000, convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date of issuance of the debt was $0.085. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. The funds were used for general working capital. For more information please see “Convertible Debt”, Note 5.

On March 12, 2015 the Company received a total of $60,000 from an accredited investor in exchange for a six month note in the aggregate amount of $60,000, convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date of issuance of the debt was $0.085. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. The funds were used for general working capital. For more information please see “Convertible Debt”, Note 5.

On March 13, 2015 the Company received a total of $25,000 from an accredited investor in exchange for a six month note in the aggregate amount of $25,000, convertible into the Company’s common stock at a conversion rate of $0.06 per share. The market value of the stock at the date of issuance of the debt was $0.085. The company will issue 150,000 shares of common stock as prepaid interest. The debt issued is a result of a financing transaction and contains a beneficial conversion feature. The funds were used for general working capital. For more information please see “Convertible Debt”, Note 5.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None

Table of Contents	34

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2016

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)

Table of Contents	35