Form 10-Q/A
period 2015-06-30
Kaya Holdings, Inc.
filed 2016-08-22
CIK 1530746

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

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10Q

Signatures

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS
	Restated	Restated
	Unaudited	Audited
	June 30, 2015	December 31, 2014
CURRENT ASSETS:
Cash and equivalents	$97,583	35,194
Inventory-Net of Allowance	44,010	5,267
Prepaid license fee	8,000	1,667
Total Current Assets	149,593	42,128

OTHER ASSETS:
Property and equipment, net	67,362	57,379
Deposits	38,307	16,200
Total Other Assets	105,668	73,579

Total Assets	255,261	115,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	254,920	215,174
Accounts payable and accrued expense-related parties	—	20,109
Accrued interest	19,615	28,917
Convertible Note Payable-net of discount	599,625	204,276
Derivative liabilities	2,554,047	1,931,759
Convertible Note Payable-related party-Net of Discount	597,464	250,000
Note Payable-Related Party	250,000	250,000
Notes Payable	5,000	200,000
Total Current Liabilities	4,280,671	3,100,235

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	—	—
Note Payable-Related Party	—	—
Total Long Term Liabilities	—	—

Total Liabilities	4,280,671	3,100,235

Table of Contents	1

STOCKHOLDERS' DEFICIT:
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
55,120 and 55,120 issued and outstanding at June 30, 2015 and December 31, 2014	55	55
Common stock , par value $.001; 250,000,000 shares authorized;
85,989,325 shares issued as of June 30, 2015 and
76,289,325 shares issued as of December 31, 2014	85,989	76,289
Additional paid in capital	4,263,908	3,620,608
Subscriptions payable	100,000	202,000
Accumulated Deficit	(8,457,330)	(6,715,758)
Non-controlling Interest	(18,032)	(167,722)
Net Stockholders' Deficit	(4,025,410)	(2,984,528)
Total Liabilities and Stockholders' Deficit	$255,261	$115,707

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Restated		Restated
	For the three	For the three	For the six	For the three
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net Sales	$27,493	$—	$57,832	$—

Cost of Sales	4,901	—	13,336	—

Gross Profit	22,592	—	44,496	—

Operating Expenses:
Professional Fees	63,200	201,585	610,210	299,256
Salaries and Wages	24,989	—	48,052	—
General and Administrative	70,433	130,400	147,017	192,447

Total Operating Expenses	158,622	331,985	805,279	491,703

Operating Loss	(136,030)	(331,985)	(760,783)	(491,703)

Other Income(expense)
Interest Expense	(323,574)	(116,995)	(325,074)	(117,611)
Derivative Liabilities Expense	(180,203)	—	(354,718)	—
Gain(Loss) on Extinguishment of Debt	237,991	—	237,991	—
Change in Derivative Liabilities Expense	(267,543)	—	(407,328)	—
Asset Valuation	(17,500)		10,500
Other income	—	(1,000)	—	20,369
Forgiveness of debts	—	—	—	90,995
Total Other Income(Expense)	(550,829)	(117,995)	(838,629)	(6,247)

Net (loss) before Income Taxes	(686,859)	(449,980)	(1,599,412)	(497,950)

Provision for Income Taxes	—	—	—	—

Net (loss)	(686,859)	(449,980)	(1,599,412)	(497,950)

Net (Loss) attributed to non-controlling interest	(12,672)	(27,700)	(18,032)	(51,034)

Net (loss) attributed to Kaya Holdings, Inc.	(674,187)	(422,280)	(1,581,379)	(446,916)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	85,989,325	74,218,507	84,497,017	70,764,710

 The accompanying notes are an integral part of these financial statements.

Table of Contents	2

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cashflows
Unaudited
	Restated
	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(1,581,379)	$(497,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(18,032)
Depreciation	3,030	1,336
Gain from restructure of stockholder loan	—	(76,459)
Gain on Extinguishment of Debt	(237,991)	—
Derivative Expense	354,718	—
Change in derivative liabilities	407,328
Amortization of debt discount	348,063	96,465
Stock issued for services	444,500	96,000
Stock issued for interest	1,500	4,000
Stock issued as contribution	—	50,000
Changes in operating assets and liabilities:
Prepaid Expense	(6,333)	(7,500)
Inventory	(38,743)	(4,820)
Other assets	(22,107)	(15,000)
Accrued Interest	(9,302)	—
Accounts payable and accrued expenses	19,637	98,505

Net cash used in operating activities	(335,112)	(255,423)

INVESTING ACTIVITIES:
Purchase of property and equipment	(12,500)	(62,345)
Net cash used in investing activities	(12,500)	(62,345)

FINANCING ACTIVITIES:
Payments on installment agreement	—	(5,000)
Payments on related party debt	—	(32,595)
Proceeds from related party debt	—	—
Proceeds from Convertible debt	340,000	75,000
Proceeds from Note Payable	10,000	—
Payment on Note Payable	(5,000)
Proceeds from sales of common stock	65,000	310,000
Net cash provided by (used in) financing activities	410,000	347,405

Table of Contents	3

NET INCREASE IN CASH	62,388	29,637

CASH BEGINNING BALANCE	35,194	185

CASH ENDING BALANCE	$97,582	$29,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
	—	—
Value of convetible preferred shares of subsidiary issued		96,000
Value of common shares issued as payment of debt	30,000
Value of common shares issued as payment for equipment	17,500

 The accompanying notes are an integral part of these financial statements.

Table of Contents	4

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc. FKA (Alternative Fuels Americas, Inc.) is a holding company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 in a stockformember interest transaction and issued 6,567,247 shares of common stock and 100,000 shares of Series C convertible preferred stock to existing shareholders. Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation). Certificate of Amendment to the Certificate of Incorporation was filed in March 2015 changing the Company’s name from Alternative Fuels Americas, Inc. (a Delaware corporation) to Kaya Holdings, Inc.

The Company has three subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) and Alternative Fuels Costa Rica AFACR, LTDA which are both whollyowned, and as of 2014, Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary.

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

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the six months ended June 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,599,412 for the six months ended June 30, 2015. At June 30, 2015 the Company has a working capital deficiency of $4,131,078 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

Table of Contents	5

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

•	the sale of additional equity and debt securities,

•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,

•	other business transactions to assure continuation of the Company’s development and operations,

•	development of a unified brand and the pursuit of licenses to operate medical marijuana facilities under the branded name.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10Q and Article 10 of Regulation SX of the Securities and Exchange Commission (“SEC”). The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on form 10K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2014. The quarterly information presented should be read in conjunction with the annual report filed on Form 10K with the Securities and Exchange Commission.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future nonconforming events. Accordingly, actual results could differ significantly from estimates.

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Table of Contents	6

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

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

Fiscal Year

The Company’s fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Kaya Holdings, Inc. and its subsidiary, Alternative Fuels Americas, Inc. (a Florida corporation) and Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

NonControlling Interest

The company owns 55% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents

Inventory

Inventory will consist of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the firstin, firstout method. The Company will periodically review historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straightline method over the estimated useful lives, ranging from 57 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Table of Contents	7

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 47020 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. For optionbased simple derivative financial instruments, the Company uses the BlackScholes optionpricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

Table of Contents	8

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

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

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 86010 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

StockBased Compensation Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in sharebased payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 7181030 of the FASB Accounting Standards Codification. Pursuant to paragraph 71810306 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The fair value of share options and similar instruments is estimated on the date of grant using a BlackScholes optionpricing valuation model. The ranges of assumptions for inputs are as follows:

Table of Contents	9

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

•                                   Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 71810502(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and postvesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 71810S991, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•                                 Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 71810502(f) (2) (ii) a thinlytraded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•                                   Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weightedaverage expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•                                 Riskfree rate(s). An entity that uses a method that employs different riskfree rates shall disclose the range of riskfree rates used. The riskfree interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of sharebased payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

Table of Contents	10

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

The expense resulting from sharebased payments is recorded in general and administrative expense in the statements of operations.

StockBased Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 50550 of the FASB Accounting Standards Codification (“Subtopic 50550”).

Pursuant to ASC Section 5055030, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a BlackScholes optionpricing valuation model. The ranges of assumptions for inputs are as follows:

•                               Expected term of share options and similar instruments: Pursuant to Paragraph 71810502(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•                                 Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 71810502(f) (2) (ii) a thinlytraded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Table of Contents	11

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

•                                   Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weightedaverage expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•                                 Riskfree rate(s). An entity that uses a method that employs different riskfree rates shall disclose the range of riskfree rates used. The riskfree interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 50550257, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contraequity under the requirements of paragraph 50550451) depends on the specific facts and circumstances.

Pursuant to ASC paragraph 50550451, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contraequity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 5055030 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 50550258 and 50550259, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 5055030S991, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Revenue Recognition

Revenue is recorded when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Sales

Cost of sales represents costs directly related to the purchase of goods and third party testing of the Company’s products.

Table of Contents	12

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

Related Parties

The Company follows subtopic 85010 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 8501020 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10– 15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profitsharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements.

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Contingencies

The Company follows subtopic 45020 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Table of Contents	13

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

Subsequent Events

The Company follows the guidance in Section 8551050 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Pursuant to ASU 201009 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

In May 2014, the FASB has issued ASU No. 201409, “Revenue from Contracts with Customers (Topic 606)”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles— Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 201409 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ReClassifications

Certain amounts in 2014 were reclassified to conform to the 2015 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

Table of Contents	14

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

The fair value of the warrants on the date of issuance and on each remeasurement date of those warrants classified as liabilities is estimated using the BlackScholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average riskfree interest rate of 2.17% at December 31, 2014 and weighted average volatility of 85.63%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is markedtomarket each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

NOTE 4 - RESTATEMENT

During the year end audit management determined that it was necessary to restate the financial statements for the period ended June 30, 2015 to properly reflect the derivative liabilities associated with the company’s convertible debt obligation, amortization, imputed interest and asset valuation.

Assets	Original	Restated	Change
Property and Equipment	84,862	67,362	(17,500)
Inventory	44,516	44,010	(506)
Total Assets	273,266	255,261	(18,006)

Liabilities
Convertible Debt	25,000	0	(25,000)
Convertible Note PayableNet	74,570	427,622	353,052
Derivative Liabilities	8,959	2,715,646	2,706,687
Convertible NoteRelated	400,677	597,464	196,787
Notes Payable Related Party	281,213	260,404	(20,809)
Accrued Interest	14,513	19,615	5,102
Total Liabilities	1,064,852	4,280,671	3,215,819

Expenses
Interest Expense	(526,786)	(325,074)	201,712
Loss on Extinguishment	930,258	0	(930,258)
Gain on Extinguishment	0	237,991	237,991
Change in Derivative	525	407,328	406,800
Asset Valuation	0	10,500	10,500
Derivative Expense	0	354,718	354,718
Net loss attributed to Kaya
Holdings, Inc.	(2,172,226)	(1,581,379)	590,847
Net loss per common share	(0.03)	(0.02)	0.01

Table of Contents	15

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

NOTE 5 – NOTE PAYABLE	June 30, 2015	December 31, 2014

Loan payable Stockholder, Due December 31, 2015, (1)	$ 250,000	$ 250,000
Note Payable – due May 25, 2015 (4)	5,000	0
Note Payable 10% due May 31, 2015 (3)	0	100,000
Note Payable 12% due May 30, 2015 (2)	0	100,000
	$ 255,000	$ 450,000

(1) At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2015. On June 29, 2015 the $500,000 convertible portion of the debt was extended to December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2017. The twoyear note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04.

The debt issued is a result of a financing transaction and contain a debt discount valued at $367,859 to be amortized over the life of the debt. As of June 30, 2015, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $351,945. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the nonconvertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the nonconvertible portion is reflected on the balance sheet,we have accumulated and expensed imputed interest of $10,406. This note was modified and restated as of June 20, 2015, see item (9) below.

(2)                               On August 11, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $100,000. Interest rate is stated at 12%. As of June 30, 2015, this note balance along with $10,000 of interest was renegotiated into a convertible note with a face value of $110,000. This note was modified and restated as of June 20, 2015, see Footnote 10 and item (9) below.

ee Footnote 10 and item (9) below.

(3)                            On November 25, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a senior promissory note due May 31, 2015 in the aggregate amount of $100,000. Interest rate is stated at 10%. As of June 30, 2015, this note balance along with $10,000 of interest was renegotiated into a convertible note with a face value of $110,000. This note was modified and restated as of June 20, 2015, see Footnote 10 and item (9) below.

(3)                            On January 13, 2015 the Company received a total of $10,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $10,000. Interest was prepaid with the issuance of 100,000 shares of common stock. As of June 30, 2015, the balance due is $5,000.

Table of Contents	16

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

NOTE 6 CONVERTIBLE DEBT

The outstanding balance of these notes are convertible into a variable number of Company’s common stock. Therefore, the Company accounted for theses Notes under ASC Topic 81515 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. The Company valued the derivative liabilities at June 30, 2015 at $2,544,047. The Company recognized a change in the fair value of derivative liabilities for the three months ended June 30, 2025 of $447,773 which were credited to operations and an increase in derivative liabilities from new and modified debt issuances. In determining the indicated values at June 30, 2015 the company used Black Scholes Option Model with riskfree interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $0.65, and conversion prices ranging from $0.05 per share.

	June 30, 2015	December 31, 2014
Convertible note related party, Due December 31, 2017 (2)	500,000	500,000
Convertible note 10% due June 9, 2015 (3)	0	50,000
Convertible note 10% due June 13, 2015 (4)	0	25,000
Convertible note 10% due July 11, 2015 (5)	0	160,000
Convertible note 10% due June 13, 2015 (6)	0	100,000
Convertible note 10% due June 30, 2015 (7)	0	30,000
Convertible note 10% due December 31, 2015 (9)	55,000	0
Convertible note 12% due December 31, 2015 (9)	27,500	0
Convertible note 12% due December 31, 2015 (9)	175,000	0
Convertible note 12% due December 31, 2015 (9)	116,500	0
Convertible note 12% due December 31, 2015 (9)	110,000	0
Convertible note 12% due December 31, 2015 (9)	110,000	0
Convertible note 12% due December 31, 2015 (9)	52,500	0
Convertible note 12% due December 31, 2015 (9)	63,000	0
Convertible note 12% due December 31, 2015 (9)	22,000	0
Convertible note 12% due December 31, 2015 (9)	22,000	0
Convertible note 12% due December 31, 2015 (9)	25,000	0
Convertible note 12% due December 31, 2015 (10)	110,000	0
Convertible note – 12% due October 13, 2015 (11)	30,000	0
Convertible note due September 30, 2015 (8)	25,000	0
Convertible note stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
	$1,468,500	$890,000

(1) At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. Accrued interest on this note that was charged to operations for the quarter ended June 30, 2015 totaled approximately $937.

The Company valued the derivative liabilities at December 31, 2014 at $8,658. The Company recognized a change in the fair value of derivative liabilities for the three months ended June 30, 2015 of $300, which were charged to operations.

Table of Contents	17

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

(2)                               At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The twoyear note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a debt discount valued at $367,859 to be amortized over the life of the debt. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the nonconvertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the nonconvertible portion is reflected on the balance sheet. Total amortization for the quarter ended June 30, 2015 was $45,982. As of June 30, 2015, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $351,945. This note was modified and restated as of June 20, 2015, see item (9) below.

(3)                           On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09. The debt issued is a result of a financing transaction and contain a derivative liability. The debt discount in the amount of $50,000 is being expensed as interest over the term of the note. As of June 30, 2015, the balance was $50,000. The debt discount in the amount of $50,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $31,250. This note was modified and restated as of June 20, 2015, see Footnote 10 and item (9) below.

(4)                        On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. The debt discount in the amount of $25,000 is being expensed as interest over the term of the note. As of June 30, 2015, the balance was $25,000. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $25,000. This note was modified and restated as of June 20, 2015, see Footnote 10 and item (9) below.

(5)                         On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a derivative liability when the debt becomes convertible as of January 13, 2015. The debt discount in the amount of $160,000 is being expensed as interest over the term of the note. As of June 30, 2015, the balance was $160,000 The debt discount in the amount of $160,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $155,178. This note was modified and restated as of June 20, 2015, see Footnote 10 and item (9) below.

(6)                       On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. The debt discount in the amount of $100,000 is being expensed as interest over the term of the note. As of June 30, 2015, the balance was $100,000. The debt discount in the amount of $100,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $100,000. This note was modified and restated as of June 20, 2015, see Footnote 10 and item (9) below.

Table of Contents	18

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

(7)                         On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. The debt discount in the amount of $8,250 is being expensed as interest over the term of the note. As of June 30, 2015, the balance was $0. The note was converted into 450,000 shares common stock.

(8)                       On March 13, 2015 the Company received a total of $25,000 from an accredited investor in exchange for a six month note in the aggregate amount of $25,000. The note is convertible after March 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.06 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. As of June 30, 2015, the balance was $25,000. The debt discount in the amount of $25,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $709. The company will issue 150,000 shares of common stock as prepaid interest. This note was modified and restated as of June 20, 2015, see Footnote 10 and item (9) below.

(9)                         On June 20, 2015 the Company renegotiated nine convertible and nonconvertible notes payable. The Total face value of the notes issued was $778,500 the six month notes are due on December 31, 2015 in the aggregate amount of $888,500. The notes are convertible after June 20, 2015 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt was issued is a result of a financing transaction and contain a derivative liability. As of June 30, 2015, the balance was $778,500. The debt discount in the amount of $778,500 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $40,129.

(10)                   On June 24, 2015 the Company received a total of $110,000 from an accredited investor in exchange for a six month note due on December 31, 2015 in the aggregate amount of $110,000. The note is convertible after June 24, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.081. The debt issued is a result of a financing transaction and contain a derivative liability. As of June 30, 2015, the balance was $110,000. The debt discount in the amount of $110,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $5,789.

(11)                 On April 27, 2015 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after April 27, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.05 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt issued is a result of a financing transaction and contain a derivative liability. As of June 30, 2015, the balance was $30,000. The debt discount in the amount of $23,400 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $1,385. The company will issue 150,000 shares of common stock as prepaid interest.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Table of Contents	19

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

During January 2015 the company issued 8,200,000 shares of common stock valued in a range of $0.05 to $0.07 per share. Total cash received was $114,000. Total interest paid with shares was $1,500. Total value of debt paid was $30,000. Total value of assets acquired was $17,500. Total consulting services were $444,500.

NOTE 8 – LEASES

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

In April, 2014 MJAI, through its wholly owned subsidiary, MJAI Oregon 1, LLC (MJAI Oregon 1) Oregon company, entered into a lease for space to operate their first medical marijuana dispensary in Portland, Oregon. The fiveyear lease requires MJAI Oregon 1 to pay a monthly rental fee of $2,255 the first year with annual lease payment escalations of 4% and a security deposit of $12,000. The dispensary is located are located at 1719 SE Hawthorne Boulevard, Portland, Oregon and will operate under the proprietary brand name of “Kaya Shack “TM.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest stockholder has from time to time provided unsecured loans to the Company, See Note 5 and 6 for the detail of the convertible and nonconvertible debt with a face value of $750,000

NOTE 10– DEBT EXTINGUISHMENT

During the quarter ended June 30, 2015 the Company was indebted on convertible debt to nonaffiliated shareholders of the Company as detailed in Note 5. On June 19, 2015, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was not changed. However the interest rate was increased to 12% and the debt conversion rate was reduced from $.04 per share to $.03 per share there is no accrued interest or principal due until December 31, 2015. The market value of the stock at the date of issuance exceeded the conversion price. As a result, the Company determined a gain on debt extinguishment of $237,991 was recorded to the statement of operations pertaining to a third party as a gain to the statement of operations the Company accounted for this gain on extinguishment as a capital transaction and recorded this amount as a reduction of debt discount.

Table of Contents	20

Kaya Holdings, Inc. and Subsidiaries

June 30, 2015

NOTE 11– SUBSEQUENT EVENTS

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

Table of Contents	22

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

Table of Contents	23

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

Table of Contents	24

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

Table of Contents	29

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

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Table of Contents	30

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $59,967 to $70,433 in the three months ended June 30, 2015 and also decreased by $45,430 to $147,017 in six months 2015 compared to the same period in 2014. The decrease for the current period versus the same period in the prior year results from expenses associated the Company’s entrance into the medical marijuana market and with launching operations at their first licensed MMD in Portland, Oregon in the prior year.

Professional fee expense

Professional fees decreased by $138,385 to $63,200 in the second quarter of 2015 compared to the same period in 2014. The Company’s entrance into the medical marijuana market in the prior year resulted in decreased expenses currently.

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

Liquidity and Capital Resources

During the second quarter of 2015 we issued $205,000 of debt with a stated interest rate of 12%. The debt is payable on December 31, 2015.

Table of Contents	31

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

Going Concern

The Company’s financial statements as of and for the six months ended June 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $8,457,330 from inception through the period ended June 30, 2015. The Company had a net loss of $674,187 for the three months ended June 30, 2015. At June 30, 2015 the Company had a working capital deficiency of $4,131,078, an accumulated deficit of $8,457,330 and a net capital deficiency of $4,025,410. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Table of Contents	32

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 24, 2015 the Company received a total of $110,000 from an accredited investor in exchange for a six month note due on December 31, 2015 in the aggregate amount of $110,000. The note is convertible after June 24, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.081. The debt issued is a result of a financing transaction and contain a derivative liability feature. As of June 30, 2015, the balance was $110,000. The debt discount in the amount of $110,000 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $5,789.

On April 27, 2015 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after April 27, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.05 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt issued is a result of a financing transaction and contain a derivative liability feature. As of June 30, 2015, the balance was $30,000. The debt discount in the amount of $23,400 is being expensed as interest over the term of the note. At June 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $1,385. The company will issue 150,000 shares of common stock as prepaid interest.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

Table of Contents	33

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2016

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)

Table of Contents	34