Form 10-Q/A
period 2015-09-30
Kaya Holdings, Inc.
filed 2016-08-22
CIK 1530746

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

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10Q

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS
	Restated	Restated
	Unaudited	Audited
	September 30, 2015	December 31, 2014
CURRENT ASSETS:
Cash and equivalents	$302,782	35,194
Inventory-Net of Allowance	22,823	5,267
Prepaid license fee	12,000	1,667
Total Current Assets	337,605	42,128

OTHER ASSETS:
Property and equipment, net	124,979	57,379
Deposits	37,986	16,200
Total Other Assets	162,965	73,579

Total Assets	500,570	115,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	258,327	215,174
Accounts payable and accrued expense-related parties	—	20,109
Accrued interest	79,081	28,917
Convertible Note Payable-net of discount	1,266,245	204,276
Derivative liabilities	2,788,963	1,931,759
Convertible Note Payable-related party-Net of Discount	597,469	250,000
Note Payable-Related Party	250,000	250,000
Notes Payable	200,000	200,000
Total Current Liabilities	5,440,085	3,100,235

LONG TERM LIABILITIES:
Total Long Term Liabilities	—	—

Total Liabilities	5,440,085	3,100,235

Table of Contents	1

STOCKHOLDERS' EQUITY DEFICIT:
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
55,120 and 55,120 issued and outstanding at September 30, 2015 and December 31, 2014	55	55
Common stock , par value $.001; 250,000,000 shares authorized;
88,855,991 shares issued as of September 30, 2015 and
76,289,325 shares issued as of December 31, 2014	88,856	76,289
Additional paid in capital	4,458,041	3,620,608
Subscriptions payable	105,000	202,000
Accumulated Deficit	(9,285,174)	(6,715,758)
Non-controlling Interest	(306,292)	(167,722)
Net Stockholders' Deficit	(4,939,514)	(2,984,528)
Total Liabilities and Stockholders' Deficit	$500,570	$115,707

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Restated		Restated
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Sales	$32,765	$36,978	$90,597	$36,978

Cost of Sales	33,596	22,839	46,932	22,839

Gross Profit	(831)	14,139	43,665	14,139

Operating Expenses:
Professional Fees	124,050	265,497	734,260	561,253
Salaries and Wages	42,101	3,446	90,153	3,446.00
General and Administrative	121,305	98,697	268,322	294,644

Total Operating Expenses	287,456	367,640	1,092,735	859,343

Operating Loss	(288,287)	(353,502)	(1,049,070)	(845,204)

Other Income(expense)
Interest Expense	(24,402)	(108,766)	(349,776)	(226,377)
Derivative Liabilities Expense	(242)	(22,368)	(354,960)	(22,368)
Gain (Loss) on Extinguishment of Debt	—	38,864	237,991	38,864
Change in Derivative Liabilities Expense	(262,690)	—	(670,018)	—
Asset Valuation	(27,000)		(16,500)
Other income	—	—	—	20,369
Amortization of Debt discount	(513,154)	(25,000)	(513,154)	(25,000)
Forgiveness of debts	—	(4,500)	—	86,495
Total Other Income(Expense)	(827,488)	(121,770)	(1,666,417)	(128,017)

Net Income (loss) before Income Taxes	(1,115,775)	(475,271)	(2,715,487)	(973,221)

Provision for Income Taxes	—	—	—	—

Net Income(loss)	(1,115,775)	(475,271)	(2,715,487)	(973,221)

Net (Loss) attributed to non-controlling interest	(53,936)	(114,496)	(71,961)	(312,429)

Net Income (loss) attributed to Kaya Holdings, Inc.	(1,061,839)	(360,775)	(2,643,527)	(660,792)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares	85,989,325	75,746,064	84,497,017	73,958,516
outstanding

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cashflows
Unaudited
	Restated
	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES:
Net loss	$(2,643,527)	$(660,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(71,961)	(312,429)
Depreciation	1,024	6,346
Gain from restructure of stockholder loan	—	(76,459)
(Gain) Loss on Extinguishment of Debt	(237,991)	4,500
Derivative Expense	354,960	22,368
Change in Derivative liabilitites		(38,954)
Amortization of debt discount	513,154	235,121
Stock issued for services	481,500	376,983
Stock issued for interest	39,500	—
Stock issued as contribution	—	42,500
Changes in operating assets and liabilities:
Prepaid Expense	(10,333)	(11,400)
Inventory	(17,556)	(17,759)
Other assets	(20,291)	(15,000)
Accrued Interest	50,164	—
Accounts payable and accrued expenses	23,044	(137,512)

Net cash used in operating activities	(1,538,313)	(582,487)

INVESTING ACTIVITIES:
Purchase of property and equipment	(56,349)	(64,730)
Net cash used in investing activities	(56,349)	(64,730)

FINANCING ACTIVITIES:
Payments on installment agreement	—	(5,000)
Payments on related party debt	—	(47,770)
Proceeds from Convertible debt	600,000	335,000
Proceeds from Note Payable	210,000	100,000
Payment on Note Payable	(10,000)
Stock Subscription Received	5,000
Proceeds from sales of common stock	130,000	310,000
Net cash provided by (used in) financing activities	935,000	692,230

Table of Contents	4

NET INCREASE IN CASH	(659,661)	45,013

CASH BEGINNING BALANCE	35,194	185

CASH ENDING BALANCE	$(624,467)	$45,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
	—	—
Value of convetible preferred shares of subsidiary issued		96,000
Value of common shares issued as payment of debt	60,000
Value of common shares issued as payment for equipment	44,500
Value of common shares issued to settle accrued expenses		35,000
Value of common shares issued to settle accounts payable		100,000
Value of common shares issued to settle interest expense	38,000	4,000

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,643,527 for the nine months ended September 30, 2015 and a net loss of $2,376,486 for the year ended December 31, 2014. At September 30, 2015 the Company has a working capital deficiency of $5,102,480 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Table of Contents	7

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

Table of Contents	10

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

Table of Contents	11

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

Cost of Sales

Cost of sales represents costs directly related to the purchase of goods and third party testing of the Company’s products.

Table of Contents	13

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

Table of Contents	14

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

NOTE 4-RESTATEMENT

During the year-end audit management determined that it was necessary to restate the financial statements for the period ended September 30, 2015 to properly reflect the derivative liabilities associated with the company’s convertible debt obligation, amortization, imputed interest and asset valuation.

Assets	Original	Restated	Change
Inventory-net of allowance	29,823	22,823	(7,000)
Property and equipment	154,451	124,979	(29,472)
Total Assets	537,042	500,570	(36,472)

Liabilities
Accrued Interest	45,103	79,081	33,978
Convertible Debt	25,000	-0-	(25,000)
Convertible Notes Payable	677,179	1,061,024	383,845
Derivative Liabilities	9,201	597,469	588,268
Notes Payable	64,328	200,000	200,000
Notes Payable-Related	286,415	265,606	20,809
Convertible Note Related	400,682	597,469	196,787

Total Liabilities	1,766,907	5,440,085	3,673,178

Expenses
Cost of Goods sold	35,527	18,932	28,000

Interest Expense	627,022	349,776	(277,246)
Derivative Liabilities	-0-	354,960	354,960
Gain on Extinguishment	417,713	237,991	(179,722)
Change in derivative	767	670,018	670,018
Inventory Valuation	28,000	-0-	(28,000)
Assets Valuation	-0-	44,500	44,500
Amortization of Debt	672,307	513,154	(159,153)

Net Loss attributed to Kaya
Holdings Inc.	(1,840,224)	(2,643,527)	(803,303)

Table of Contents	16

NOTE 5 – NOTE PAYABLE

	September 30, 2015	December 31, 2014
Loan payable - Stockholder, Due December 31, 2015, (1)	$250,000	$250,000
Note Payable – 10% due September 9, 2017 (7)	100,000	-0-
Note Payable – 10% due September 9, 2017 (8)	100,000	-0-
Note Payable -10% due May 31, 2015 (3)	-0-	100,000
Note Payable - 12% due May 30, 2015 (2)	-0-	100,000
Total Face Value of Non-Conv. Debt	$450,000	$450,000

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

The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,928. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance. As of September 30, 2015, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet, the Company has expensed imputed interest of $15,606. This note was modified and restated as of June 20, 2015, see item (9) below.

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

(4)

On January 13, 2015 the Company received a total of $10,000 from an accredited investor in exchange for a senior promissory note due May 25, 2015 in the aggregate amount of $10,000. Interest was prepaid with the issuance of 100,000 shares of common stock. As of September 30, 2015, the balance due is $-0-.

(5)	On April 20, 2015 the Company received a total of $20,000 from an accredited investor in exchange for a senior promissory note due July 31, 2015 in the aggregate amount of $20,000. Interest rate is stated at 10%. This note was modified and restated as of June 20, 2015, see Footnote 9.

Table of Contents	17

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

(8)	On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

NOTE 6 – CONVERTIBLE DEBT

The outstanding balance of these notes are convertible into a variable number of the Company’s common stock. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related noted.

The Company valued the derivative liabilities at September 30, 2015 at $2,788,963. The Company recognized a change in the fair value of derivative liabilities for the three months ended September 30, 2015 of $262,932 which were credited to operations and an increase in derivative liabilities. In determining the indicated values at September 30, 2015 the Company used Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 160% to 336%, a trading price of $.065, and conversion prices ranging from $.05 per share.

18

	September 30, 2015	December 31, 2014
Convertible note - related party, Due December 31, 2017 (2)	500,000	500,000
Convertible note - 10% due June 9, 2015 (3)	-0-	50,000
Convertible note - 10% due June 13, 2015 (4)	-0-	25,000
Convertible note - 10% due July 11, 2015 (5)	-0-	160,000
Convertible note - 10% due June 13, 2015 (6)	-0-	100,000
Convertible note - 10% due June 30, 2015 (7)	-0-	30,000
Convertible note - 10% due December 31, 2015 (9)	55,000	-0-
Convertible note - 12% due December 31, 2015 (9)	27,500	-0-
Convertible note - 12% due December 31, 2015 (9)	175,000	-0-
Convertible note - 12% due December 31, 2015 (9)	116,500	-0-
Convertible note - 12% due December 31, 2015 (9)	110,000	-0-
Convertible note - 12% due December 31, 2015 (9)	110,000	-0-
Convertible note - 12% due December 31, 2015 (9)	52,500	-0-
Convertible note - 12% due December 31, 2015 (9)	63,000	-0-
Convertible note - 12% due December 31, 2015 (9)	22,000	-0-
Convertible note - 12% due December 31, 2015 (9)	22,000	-0-
Convertible note - 12% due December 31, 2015 (9)	25,000	-0-
Convertible note - 12% due December 31, 2015 (10)	110,000	-0-
Convertible note - due September 30, 2015 (8)	25,000	-0-
Convertible note-10% due September 21, 2017	50,000	-0-
Convertible note-10% due September 21, 2017	100,000	-0-
Convertible note-10% due September 21, 2017	50,000	-0-
Convertible note- 6% due April 1, 2016	28,500	-0-
Convertible note - stockholder, 10%, due April 30, 2013, (1)	25,000	25,000
	$1,667,000	$890,000

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” Accrued interest on this note that was charged to operations for the quarter ended September 30, 2015 totaled approximately $945. The balance of the convertible note at September 30, 2015 including accrued interest and net of the discount amounted to $25,000.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a derivative liability valued at $367,859. Total amortization for the three months ended September 30, 2016. As of September 30, 2015, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $400,682. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. This note was modified and restated as of June 20, 2015 see item (9) below.

Table of Contents	19

(3)

On June 9, 2014 the Company received a total of $50,000 from an accredited investor in exchange for one year notes in the aggregate amount of $50,000. The note is convertible after December 9, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 9, 2014) when the debt becomes convertible was $0.09.  The debt issued is a result of a financing transaction and contain a derivative liability. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 10 and item (9) below.

(4)

On June 15, 2014, the Company received a total of $25,000 from an accredited investor in exchange for one year notes in the aggregate amount of $25,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 10 and item (9) below.

(5)

On July 11, 2014 the Company received a total of $160,000 from an accredited investor in exchange for one year note in the aggregate amount of $160,000. The note is convertible after January 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (January 13, 2015) when the debt becomes convertible was $0.077. The debt issued is a result of a financing transaction and contains a derivative liability. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 10 and item (9) below.

(6)

On September 19, 2014 the Company received a total of $100,000 from an accredited investor in exchange for a six month note in the aggregate amount of $100,000. The note is convertible after December 13, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.04 per share. The market value of the stock at the date (December 13, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. This note was extinguished and re-issued under new terms as of June 20, 2015, see Footnote 10 and item (9) below.

(7)	On November 14, 2014 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after December 15, 2014 and is convertible into the Company’s common stock at a conversion rate of $0.07 per share. The market value of the stock at the date (December 15, 2014) when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. As of December 31, 2014, the balance was $30,000. At December 31, 2014 the Company has recorded interest expense from amortization of debt discount in the amount of $30,000. As of September 30, 2015, the balance was $-0-. The note was converted into 450,000 shares common stock.

Table of Contents	20

(8)

On March 13, 2015 the Company received a total of $25,000 from an accredited investor in exchange for a six month note in the aggregate amount of $25,000. The note is convertible after March 13, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.06 per share. The market value of the stock at the date when the debt becomes convertible was $0.085. The debt issued is a result of a financing transaction and contain a derivative liability. As of September 30, 2015, the balance was $25,000. The debt discount in the amount of $25,000 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $7,917. The company has issued 150,000 shares of common stock as prepaid interest.

(9)

On June 20, 2015 the Company renegotiated nine convertible and non-convertible notes payable. The Total face value of the notes issued was $778,500 the six month notes are due on December 31, 2015 in the aggregate amount of $888,500. The notes are convertible after June 20, 2015 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt was issued is a result of a financing transaction and contain a derivative liability. As of September 30, 2015, the balance was $778,500. The debt discount in the amount of $778,500 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $409,314.

(10)

On June 24, 2015 the Company received a total of $110,000 from an accredited investor in exchange for a six month note due on December 31, 2015 in the aggregate amount of $110,000. The note is convertible after June 24, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.081. The debt issued is a result of a financing transaction and contain a derivative liability. As of September 30, 2015, the balance was $110,000. The debt discount in the amount of $110,000 is being expensed as interest over the term of the note. At September 30, 2015 the Company has recorded interest expense from amortization of debt discount in the amount of $56,737.

(11)	On April 27, 2015 the Company received a total of $30,000 from an accredited investor in exchange for a six month note in the aggregate amount of $30,000. The note is convertible after April 27, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.05 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. The debt issued is a result of a financing transaction and contain a derivative liability. As of September 30, 2015, the balance was -0-

 On July 1, 2015 the Company received a total of $60,000 from an accredited investor in exchange for a six month note in the aggregate amount of $60,000 with interest accruing at 10%. The note is convertible after July 1, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.095. The debt issued is a result of a financing transaction and contain a derivative liability. Note due on December 31, 2015

Table of Contents	21

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a derivative liability. Note due on September 21, 2017

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a derivative liability. Note due on September 21, 2015

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a derivative liability feature. Note due on September 21, 2015

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

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

Table of Contents	22

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

Table of Contents	23

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

Table of Contents	24

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

During the quarter ended June 30, 2015 the Company was indebted on convertible debt to non-affiliated shareholders of the Company as detailed in Note 5. On June 19, 2015, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was not changed. However the interest rate was increased to 12% and the debt conversion rate was reduced from $.04 per share to $.03 per share there is no accrued interest or principal due until December 31, 2015. The market value of the stock at the date of issuance exceeded the conversion price. As a result, the Company determined a gain on debt extinguishment of $237,991 was recorded to the statement of operations pertaining to a third party as a gain to the statement of operations the Company accounted for this gain on extinguishment as a capital transaction and recorded this amount as a reduction of debt discount.

NOTE 11 – GOING CONCERN

The Company’s consolidated financial statements as of and for the nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,643,527 for the nine months ended September 30, 2015 and a net loss of $2,376,486 for the year ended December 31, 2014. At September 30, 2015 the Company has a working capital deficiency of $5,102,480 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Table of Contents	25

NOTE 12- WARRANTS

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

The Value of the warrants on the date of issuance of debt was $139,785 the amount has been recorded as debt discount to be amortized over the term of the debt. For the period ended September 30, 2015 $4,113 of amortization expense was recognized. The Face value of the debt is $200,000. Unamortized debt discount is $135,672. The Net value of the debt of $64,328 is reflected as a long-term liability

NOTE 13– SUBSEQUENT EVENTS

On October 13, 2015 the Company received $100,000 from the sale of 2,222,222 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

Table of Contents	26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10Q, “Kaya Holdings, Inc..”, “KAYS” and the terms “Company”, “we”, “us” and “our” refer to Kaya Holdings, Inc.. and its subsidiaries, unless the context indicates otherwise.

ForwardLooking Statements

This Quarterly Report on Form 10Q includes forwardlooking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10 Q are forwardlooking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forwardlooking statements. Forwardlooking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forwardlooking statements included in this Quarterly Report on Form 10Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forwardlooking statements for any reason.

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

Background

KAYS was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“Netspace”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation, in January 2010 in a stockforstock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders of the Florida corporation. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc.

Table of Contents	27

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

KAYS operated Development from March 2014 through the second quarter of 2015:

•	In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a MMD. The Company developed the Kaya Shack™ brand for its retail operations and on July 3, 2014 opened the Kaya Shack at 1719 SE Hawthorne Boulevard in Portland, Oregon. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources.

•	In March 2015 a Certificate of Amendment to the Certificate of Incorporation was filed changing the Company’s name from Alternative Fuels Americas, Inc, to Kaya Holdings, Inc. On April 6, 2015 FINRA approved the name and symbol change and on April 7, 2015 the company commenced trading under the new symbol “KAYS.”

•	On April 9, 2015 KAYS announced that it had formed the Kaya Farms Medical Marijuana Grow to feed the Kaya Shack™ supply chain, becoming the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. As of April 30, 2015 KAYS employees and contractors had harvested the final round of our first medical marijuana crop trials which yielded the company nearly 25 pounds of Oregon ConnoisseurGrade Medical Marijuana since January 1, 2015.

•	On June 3, 2015 KAYS confirmed that it has filed an application for an additional license to open its second Kaya Shack™ MMD in Oregon. The “Kaya Shack™ Marijuana Superstore” is designed to support potential revenue enhancing opportunities under development by the Company as well as potential early recreational sales by existing MMDs in Oregon.

·	On June 18, 2015 KAYS announced that it had reached an agreement on the principal terms to acquire assets from OC Harley Gardens, a Portland based marijuana grow, which produces high quality, connoisseurgrade, medical marijuana. The assets include an existing duly licensed patient base with associated plants and grower licenses, unique genetics, equipment, and use of the facility on a rentfree basis.

•	On June 26, 2015 KAYS confirmed that it has been awarded a license by the Oregon Medical Marijuana Program to open its second Kaya Shack™. KAYS has met all of the criteria for the license, and final approval is subject to pre opening inspection. The license for the new Kaya Shack Marijuana Superstore coincided with the Oregon Legislature Joint Marijuana Committee’s unanimous passing of an amendment to permit MMP dispensaries to sell marijuana to adults 21 and above beginning October 1, 2015.

Table of Contents	28

KAYS Operational Developments during the Third Quarter 2015 through October 31, 2015

•	On July 15, 2015 KAYS announced the completion of the OC Harley asset purchase agreement which added additional highly soughtafter strains to the Kaya Farms portfolio (with THC levels ranging from 2027%) and boosted KAYS production capabilities to meet increases in demand as we open additional shops and recreational sales come to Oregon.

•	On July 29, 2015 KAYS announced that it had signed a lease on a 6,000 square foot facility in central Portland to serve as the Company's expanded Marijuana and Cannabis Manufacturing Complex and West Coast Operations Base. The Company has since consolidated all Kaya Farms Operations and assets into the new facility for a substantially expanded Grow with significantly increased volume capacities, and the site is currently undergoing development, planning and renovations to facilitate industriallevel marijuana product manufacturing.

•	On August 18, 2015 KAYS announced that it had filed a license application for its third marijuana dispensary license, a planned Marijuana Superstore in North Salem, Oregon. The Company has completed a letter of intent to secure this 3rd retail location and has filed for the corresponding provisional license from the OMMP. This location, if successfully opened will provide KAYS with excellent coverage in Salem, a community with more than 400,000 people and comparatively few operating dispensaries. As with our South Salem store, this location is prime retail space, roughly three times the size of our first Kaya Shack and its location would give us the opportunity to introduce and expand concept innovations and additional potential revenue streams.

•	On October 1, 2015 KAYS began adding legal recreational cannabis at its initial Kaya Shake™ location.

•	On October 20, 2015 KAYS announced that it had opened its 2nd retail marijuana location, the Kaya Shack™ Marijuana Superstore in South Salem, Oregon. Additionally, the company reported that recreational sales launched October 1st at its flagship store in Portland, Oregon have resulted in a substantial increase in new customers, volume of transactions and total sales revenues. For information regarding revenues and market trends during the first 30 days of recreational sales, please see “Results of Operations” below.

Market Overview Legal Recreational and Medical Marijuana

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

Table of Contents	29

Potential legislative actions and ballot initiatives are planned over the next two years for at least eight more states Arizona, California, Hawaii, Maine, Massachusetts, Missouri, Nevada, and Wyoming.

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

Table of Contents	30

To see the video please click here. http://koin.com/2015/09/28/oregonmedicalpotdispensariesprepforrecsales/

Retail Locations

I. Kaya Shack™ , 1719 SE Hawthorne Blvd., Portland, Oregon

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

Table of Contents	31

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon

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

In addition to the recreational and medical marijuana products as offered at our Hawthorne location, the space allows for additional products and concept innovations to be introduced. These include the Kaya Café Juice Bar™ (featuring THC and CBD enhanced juices and beverages) and the Kaya Clone Room™ (supplying marijuana plants and home cultivation accessories) and additional unique onsite concepts.

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

Table of Contents	32

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

Kaya Farms Consolidated Marijuana Grow and Manufacturing Facility, West Coast Base of Operations

Table of Contents	33

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

Table of Contents	34

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

The Company is currently gearing up production of flower for a signature line of strainspecific concentrates and prerolled cannabis cigarettes for sale through our retail network as well as potential distribution lines to other dispensaries. Additionally, the Company is evaluating different manufacturing opportunities and related activities at the space for a wide range of marijuana manufacturing opportunities.

Table of Contents	35

Results of Operations

Three months and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22,608 to $121,305 in the three months ended September 30, 2015 and decreased by $26,322 to $268,322 in nine months ended September 30, 2015 compared to the same period in 2014. The increase for the current three month period versus the same period in the prior year results from expenses associated the Company’s launch of their second dispensary location in Salem, Oregon and expenses associated with preparing for the beginning of recreational marijuana sales commencing October 1, 2015.

Professional fee expense

Professional fees decreased by $141,447 to $124,050 in the nine months ended September 30, 2015 compared to the same period in 2014. The Company’s initial entrance into the medical marijuana market in the prior year resulted in certain onetime expenses that were not necessary to repeat this year.

However, Professional fees increased by $173,007 to $734,260 in the nine months ended September 30, 2015 compared to the same period in 2014. As previously reported the Company’s expenses were substantially more compared to the same period the prior year, but these expenses were mostly stock issuances in the first quarter of 2015 (versus actual cash payments) to key management, consultants and professionals that were integral to the process of the company becoming the first fully reporting U.S. public company to actually own and operate a vertically integrated seedtosale legal marijuana enterprise in the United States

October 2015 The first thirtyone days of limited recreational marijuana sales

For the 15 month period that we have had our dispensary operations in Oregon (July 1, 2014 September 30, 2015), Kaya Shack™ sales to medical marijuana patients totaled approximately $170,000 (a monthly average of approximately $10,600). For the 1 month period of (October 2015) sales to both medical and recreational patients totaled $64,480, an increase of over 500%.

Table of Contents	36

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

Liquidity and Capital Resources

Table of Contents	37

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

Going Concern

The Company’s financial statements as of and for the nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a total net loss of $9,285,174 from inception through the period ended September 30, 2015. The Company had a net loss of $2,643,527 for the nine months ended September 30, 2015. At September 30, 2015 the Company had a working capital deficiency of $5,102,480 an accumulated deficit of $9,285,174 and a net capital deficiency of $4,939,514. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

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

Table of Contents	38

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

Table of Contents	39

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Following the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of Craig Frank, our Chairman of the Board, President and Chief Executive Officer, and Craig Frank, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a15(e) and Rule 15d15(e) of the Exchange Act) as of September 30, 2015 the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that at September 30, 2015 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or

Table of Contents	40

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

On July 27, 2015 the Company issued a note payable for $28,500 in connection with the warehouse space that they entered into a lease for. The Company agrees to pay to the Holder $28,500 plus accrued interest pursuant to the following schedule:

•	An initial payment of $5,000 is due no later than December 1, 2015. This amount represents the balance of the security deposit due for the lease of Commercial/Manufacturing Space occupied by MJAI Oregon 1, LLC, a majorityowned subsidiary of the company. This amount has been repaid as of November 1, 2015.

•	A final payment of $23,500 principal, plus any accrued Interest at 10% is due no later than April 1, 2016. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through March 31, 2016

•	The note is convertible after March 31, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price.

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

Table of Contents	41

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

On August 1419, 2015 the Company received $20,000.00 from the sale of 400,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company.

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

Item 3. Defaults Upon Senior Securities

Table of Contents	42

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

Dated: August 22, 2016

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)

Table of Contents	43