Form 10-Q
period 2016-06-30
Kaya Holdings, Inc.
filed 2016-08-22
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

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

As of August 22, 2016, the Issuer had 101,785,684 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS
	Unaudited	Audited
	June 30, 2016	December 31, 2015
CURRENT ASSETS:
Cash and equivalents	$94,485	123,907
Inventory-Net of Allowance	44,462	80,657
Prepaid license fee	23,000	10,500
Total Current Assets	161,947	215,064

OTHER ASSETS:
Property and equipment, net	213,912	225,664
Deposits	31,167	24,206
Total Other Assets	245,079	249,870

Total Assets	407,026	464,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	417,053	283,124
Accounts payable and accrued expense-related parties	13,586	42,206
Accrued interest	92,017	20,929
Convertible Note Payable-net of discount	385,938	40,738
Derivative liabilities	1,622,389	39,944
Total Current Liabilities	2,530,982	426,941

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	199,454	100,000
Derivative liabilities	1,541,636	4,554,466
Convertible Note Payable-Net of Discount	—	32,601
Notes Payable	304,376	57,210
Notes Payable-Related Party	250,000	250,000
Total Long Term Liabilities	2,295,466	4,994,277

Total Liabilities	4,826,448	5,421,218

Table of Contents	1

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 55,120 issued and outstanding at June 30, 2016	50	55
and December 31, 2015
Common stock , par value $.001; 250,000,000 shares authorized;
101,785,684 shares issued as of June 30, 2016 and
88,855,991 shares issued as of December 31, 2015	101,786	88,856
Additional paid in capital	5,470,115	4,755,418
Subscriptions payable	107,610	410,510
Accumulated Deficit	(9,771,726)	(9,941,151)
Non-controlling Interest	(327,257)	(269,973)
Net Stockholders' Equity/(Deficit)	(4,419,422)	(4,956,285)
Total Liabilities and Stockholders' Equity/(Deficit)	$407,026	$464,933

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

		Restated		Restated
	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net Sales	$246,001	$27,493	$490,658	$57,832

Cost of Sales	129,676	4,901	294,286	13,336

Gross Profit	116,325	22,592	196,371	44,496

Operating Expenses:
Professional Fees	210,096	63,200	389,785	610,210
Salaries and Wages	78,780	24,989	151,333	48,052
General and Administrative	108,101	70,433	229,052	147,017

Total Operating Expenses	396,977	158,622	770,170	805,279

Operating Loss	(280,652)	(136,030)	(573,799)	(760,783)

Other Income(expense)
Interest Expense	(76,766)	(323,574)	(149,985)	(325,074)
Amortization of Debt discount	(342,860)	—	(622,405)	—
Derivative Liabilities Expense	—	(180,203)	(129,340)	(354,718)
Gain(Loss) on Extinguishment of Debt	—	237,991	(126,000)	237,991
Change in Derivative Liabilities Expense	282,563	(267,543)	1,713,670	(407,328)
Asset Valuation	—	(17,500)	—	10,500
Total Other Income(Expense)	(137,063)	(550,829)	685,940	(838,629)

Net (loss) before Income Taxes	(417,715)	(686,859)	112,141	(1,599,412)

Provision for Income Taxes	—	—	—	—

Net (loss)	(417,715)	(686,859)	112,141	(1,599,412)

Net (Loss) attributed to non-controlling interest	(16,793)	(12,672)	(57,284)	(18,032)

Net (loss) attributed to Kaya Holdings, Inc.	(400,923)	(674,187)	169,425	(1,581,380)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding	101,459,250	85,989,325	97,320,813	84,497,017

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cashflows
Unaudited
		Restated
	For the six	For the six
	months ended	months ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES:
Net loss	$169,425	(1,581,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(57,284)	(18,032)
Depreciation	39,976	3,030
Imputed Interest	60,000	—
Gain on Extinguishment of Debt	126,000	(237,991)
Derivative Expense	129,340	354,718
Change in derivative liabilities	(1,713,670)	407,328
Amortization of debt discount	622,405	348,063
Stock issued for services	20,900	444,500
Stock issued for interest	9,000	1,500
Changes in operating assets and liabilities:
Prepaid Expense	(12,500)	(6,333)
Inventory	36,195	(38,743)
Other assets	(6,961)	(22,107)
Accrued Interest	71,088	(9,302)
Accounts payable and accrued expenses	141,356	19,637

Net cash used in operating activities	(364,730)	(335,112)

INVESTING ACTIVITIES:
Purchase of property and equipment	(28,224)	(12,500)
Proceeds for equipment	—	—
Net cash used in investing activities	(28,224)	(12,500)

FINANCING ACTIVITIES:
Proceeds from Convertible debt	150,000	340,000
Proceeds from Notes Payable	150,000	10,000
Payments on Note Payable	(36,468)	(5,000)
Proceeds from sales of common stock	100,000	65,000
Net cash provided by (used in) financing activities	363,532	410,000

Table of Contents	4

NET INCREASE IN CASH	(29,422)	62,388

CASH BEGINNING BALANCE	123,907	35,194

CASH ENDING BALANCE	$94,485	97,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
	—	—
Value of common shares issued as payment of debt	—	30,000
Value of common shares issued as payment for equipment	—	17,500
Value of common shares issued as payment of interest	9,000	—

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

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

The Company has two subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) which is wholly owned, and Marijuana Holdings Americas, Inc. a Florida corporation, (“MJAI”) which is a majority owned subsidiary. Additionally, MJAI conducts operations in Oregon through ownership interests in MJAI Oregon 1 LLC. , MJAI Oregon 2 LLC, MJAI Oregon 3 LLC and MJAI Oregon 4 LLC.

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

Table of Contents	6

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $ 400,923 for the three months ended June 30, 2016 and a net loss of $3,225,397 for the year ended December 31, 2015. At June 30, 2016 the Company has a working capital deficiency of $2,369,035 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Table of Contents	7

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

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

Table of Contents	8

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

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

June 30, 2016

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

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

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

June 30, 2016

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

[]	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

[]	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Table of Contents	12

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

[]	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

[]	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

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

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

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

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of .59% at June 30, 2016 and weighted average volatility of 141%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Table of Contents	15

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

NOTE 4- CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk -free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 141% of 221%, trading prices ranging from $.056 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $3,164,025 at June 30, 2016.

	June 30, 2016	December 31, 2015
Convertible note - related party, Due December 31, 2017 (2)	500,000	500,000
Convertible note - 12% due January 1, 2017 (3)	58,556	58,556
Convertible note - 12% due January 1, 2017 (3)	28,278	28,278
Convertible note - 12% due January 1, 2017 (3)	186,316	186,316
Convertible note - 12% due January 1, 2017 (3)	-0-	126,000
Convertible note - 12% due January 1, 2017 (3)	117,113	117,113
Convertible note - 12% due January 1, 2017 (3)	117,113	117,113
Convertible note - 12% due January 1, 2017 (3)	55,895	55,895
Convertible note - 12% due January 1, 2017 (3)	67,074	67,074
Convertible note - 12% due January 1, 2017 (3)	23,442	23,442
Convertible note - 12% due January 1, 2017 (3)	23,442	23,442
Convertible note - 12% due January 1, 2017 (3)	27,116	27,116
Convertible note - 12% due January 1, 2017 (3)	116,966	116,966
Convertible note – 10% due January 1, 2017 (3)	25,000	25,000
Convertible note – 10% due January 1, 2017 (6)	50,000	-0-
Convertible note – 10% due January 1, 2017 (5)	100,000	-0-
Convertible note – 10% due September 21, 2017 (4)	50,000	50,000
Convertible note – 10% due September 21, 2017 (4)	100,000	100,000
Convertible note – 10% due September 21, 2017 (4)	50,000	50,000
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
Convertible note – 10% due April, 1, 2016 (7)	23,500	23,500
Totals	1,745,811	1,721,811

Table of Contents	16

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.

Accrued interest on this note that was charged to operations for the quarter ended June 30, 2016 totaled approximately $935. The balance of the convertible note at June 30, 2016 including accrued interest and net of the discount amounted to $14,325.

The Company valued the derivative liabilities at June 30, 2016 at $18,477. The Company recognized a change in the fair value of derivative liabilities for the three months ended June 30, 2015 of $1,788, which were credited to operations.  In determining the indicated values at June 30, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 141% to 336%, a trading price of $.07, and conversion prices ranging from $.05 per share.

(2)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the quarter ended June 30, 2016 was $49,727. As of June 30, 2016, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $199,454. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(3)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015. The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt was issued is a result of a financing transaction and contain a derivative liability feature. As of December 31, 2015, the balance was $947,311. The beneficial conversion feature in the amount of $947,311 will be expensed as interest over the term of the note (one year). In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 141% of 221%, trading prices ranging from $.056 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $3,449,588 at June 30, 2016

(5)

On March 31 of 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017.

(6)

In January of 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017.

Table of Contents	17

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

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

A final payment of $23,500 principal, plus any accrued Interest at 10% is due no later than April 1, 2016. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through June 30, 2016

The note is convertible after June 30, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price.

Note 5 NOTES PAYABLE

A) Non-Related Party

	30-Jun-16	31-Dec-15
Note 1	77,188	95,422
Note 2	77,188	95,422
Note 3	75,000	-0-
Note 4	75,000	-0-
Total Notes Payable	304,376	190,844

1)	On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

2)	On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

3)	On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

4)	On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018.

Table of Contents	18

B) Related Party

	June 30, 2016	December 31, 2015

Loan payable - related party , Due December 31, 2017 (1)	$250,000	$250,000

	$250,000	$250,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the quarter ended June 30, 2016 was $49,727. As of June 30, 2016, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $199,454. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

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

Table of Contents	19

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

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

In April of 2016 the Company issued 150,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. As a payment of interest on a Note Payable due January 1, 2017.

In April of 2016 the Company issued 1,200,249 common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. As a conversion of preferred stock of 2,766 shares. On the same date the shareholder returned 2,454 preferred shares to be cancelled.

In June of 2016 the Company authorized the issuance of 100,000 restricted common shares of Kaya Holdings, Inc. stock as payment of consulting fees. The shares were valued at $7,610.

Note 7 Derivative Liabilities

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 141% of 221%, trading prices ranging from $.056 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share.

Table of Contents	20

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of March 31, 2016	$3,446,588

Change in Derivative Values	(282,563)

Balance as of June 30, 2016	$3,164,025

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as June 30, 2016:

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $-0- and $129,340 for the three and six months ended June 30, 2016

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $ 282,563 and $ 1,713,670 for the three and six months ended June 30, 2016, respectively.

NOTE 8 WARRANTS

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

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2015	6,323,166	0.0316297	1.75
Granted	4,742,374	0.0316297	2.00
Exercised	-	-	-
Expired	-	-	-
Balance as of June 30, 2016	11,065,540	0.0316297	1.79

Table of Contents	21

Kaya Holdings, Inc. and Subsidiaries

June 30, 2016

NOTE 9 RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest stockholder has from time to time provided unsecured loans to the Company, which is due on demand and bear interest at 10%. See Note 4 and 5 for the detail of the convertible and non-convertible debt with a face value of $750,000

NOTE 10 SUBSEQUENT EVENTS

On July 19 of 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017

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

In 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, through an Oregon subsidiary, applied for and was awarded its first license to operate a Medical Marijuana Dispensary (“MMD”). The Company developed the Kaya Shack™ brand for its retail operations and on July 3, 2014 opened its first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first US publicly traded company to own and operate an MMD. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

Table of Contents	23

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

Our corporate office is located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301. Our website is www.kayaholdings.com. Information contained on our website does not constitute part of this Annual Report.\

Critical Accounting Estimates

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

Table of Contents	24

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015 and the six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenues

We had revenues of $246,001 for the three months ended June 30, 2016, as compared to revenues of $27,493 for the three months ended June 30, 2015 and revenues of $490,658 for the six months ended June 30, 2016, as compared to revenues of $57,832 for the six months ended June 30, 2015. The significant increases in revenues in the 2016 periods from the comparable periods in 2015, reflects revenues from legal recreational marijuana sales, which commenced on October 1, 2015 and revenues generated from our second retail outlet, the Kaya Shack™ Marijuana Superstore which we opened in October 2015, as compared to the operation of only our initial Kaya Shack™ outlet in the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $108,101 for the three months ended June 30, 2016 from $70,433 for the three months ended June 30, 2015 and increased to $229,052 for the six months ended June 30, 2016 from $147,017 for the six months ended June 30, 2015. These increases reflect our increased level of operations, including operation of two dispensaries in the 2016 periods as compared to a single retail outlet in the 2015 periods. In addition, the increases in selling general and administrative expenses from the 2015 periods to the 2016 periods are attributable, in part, to the establishment and operation of our growing and manufacturing operations.

Professional

Professional fees were $210,096 for the three months ended June 30, 2016, as compared to $63,200 for the three months ended June 30, 2015. Professional fees were $389,785 for the six months ended June 30, 2016, as compared to $610,210 for the six months ended June 30, 2015. These increases reflect additional employee, licensing and regulatory compliance costs arising from our increase level of retail operations, as well as out establishment of grow and manufacturing operations.

Interest expense

Interest expense and debt amortization expense increased to $419,626 for the three months ended June 30, 2016 from $323,574 for the three months ended June 30, 2015, Interest expense and debt amortization expense increased to $772,390 for the six months ended June 30, 2016 from $325,074 for the six months ended June 30, 2015. These increases reflect additional debt incurred to fund expansion of our operations.

Net Income (Loss)

We incurred a net loss of $400,923 for the three months ended June 30, 2016 and net income of $169,425 for the six months ended June 30, 2016 as compared to net losses of $674,187 and $1,581,380 for the three and six months ended June 30, 2015, respectively.

Table of Contents	25

The majority of our net income during the six month period ending June 30, 2016 $1,713,670 was a result of the reduction in derivative liabilities from the conversion of debt in the first quarter of 2016 and from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

Ultimately, we believe that we can successfully enter other markets as they open up by applying our “brand” retail chain and vertically integrated grow and manufacture model to other states that legalize recreational marijuana use.

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company raised a total of $400,000 through the private sale of debt and equity securities. Management recognizes the Company’s current financial difficulties that, at June 30, 2016, include a working capital deficiency of $2,369,035 and limited cash. Moreover, we acknowledge that our financial position at June 30, 2016, raises substantial doubt about the Company’s ability to continue as a going concern. However, management believes that its proposed plan of operation is strong. Our plan recognizes the Company’s needs to generate working capital to successfully develop its operations towards the goal of successfully operating in the legal recreational and medical marijuana sectors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of June 30, 2016. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by SEC Rule 13a15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	26

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 2016, Daniel A. Goldin and Wally Goldin commenced an action in Oregon Circuit Court, Multnomah County, against the Company, MJAI, its direct majority-owned subsidiary, Craig Frank, our Chairman, President and Chief Executive Officer, William David Jones, a consultant to our Company and BMN Capital Group, LLC (the “Action”). The plaintiffs allege breach of contract, state securities fraud and state racketeering claims against the defendants arising from alleged misrepresentations made in subscription agreements with the Company entered into in October 2015 and January 2016 by Daniel A. Goldin and Wally Goldin, respectively, pursuant to which they each purchased 2,222,222 “restricted” shares of our common stock for $100,000 in a private transaction. In addition, Daniel A. Goldin alleges that the Company breached a purported employment agreement with him pursuant to which he was purportedly to be compensated for working in our Oregon operations through a combination of cash and stock. The Plaintiffs are seeking damages in excess of $1.7 million.

The Company believes that the claims and allegations set forth in the complaint filed in the Action are without merit and contain factual misstatements, and that the Company possesses documentation to establish that the plaintiffs’ investments were not solicited by the Company but that plaintiff Daniel A. Goldin unilaterally contacted the Company and represented himself as an “accredited investor” with expertise in the marijuana industry and proposed an investment in the Company.

Accordingly, the Company is in the process of preparing motions to dismiss all claims alleged in the Action based on multiple grounds including but not limited to failure to state valid claims under Oregon securities and racketeering laws, failure to state valid contract claims, and lack of jurisdiction over the defendants.

In the event that the Action is not dismissed the Company intends to vigorously defend against the claims and is evaluating possible counter-claims against the plaintiffs.

Table of Contents	27

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016, the Company issued:

•	An aggregate of 150,000 shares of our common stock for prepaid interest of $12,500 due an investor pursuant to a promissory note issued in March 2015; and

• •	An aggregate of $150,000 in two-year promissory notes accruing interest payable at maturity at the rate of 10% per annum (the “Notes”) to two persons in private transactions. The Notes were accompanied by warrants, each of which entitles the holder to purchase 2,371,187 “restricted” shares of our common stock at an exercise price of $0.0316297 per share during the five (5) year period commencing on the earliest to occur of (i) repayment of the Note in full; (ii) start of the “Acceleration Period” (as defined in the Note”); or (iii) May 9, 2018.

These securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Table of Contents	28

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2016		KAYA HOLDINGS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, Chief
Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Table of Contents	29