Form 10-Q
period 2016-09-30
Kaya Holdings, Inc.
filed 2016-11-21
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

As of November 21, 2016, the Issuer had 112,396,795 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

Signatures

1

Item 1. Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS	Unaudited	Audited
	September 30, 2016	December 31, 2015
CURRENT ASSETS:
Cash and equivalents	$41,144	123,907
Inventory-Net of Allowance	39,742	80,657
Prepaid license fee	24,500	10,500
Total Current Assets	105,386	215,064

OTHER ASSETS:
Property and equipment, net	193,924	225,664
Deposits	70,149	24,206
Total Other Assets	264,073	249,870

Total Assets	369,459	464,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	478,927	283,124
Accounts payable and accrued expense-related parties	28,986	42,206
Accrued interest	124,934	20,929
Convertible Note Payable-net of discount of $272,549 and $7,762	748,262	40,738
Derivative liabilities	1,541,949	39,944
Total Current Liabilities	2,923,058	426,941

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount of $250,819 and $400,000	249,181	100,000
Derivative liabilities	1,502,910	4,554,466
Convertible Note Payable-Net of Discount of $172,232 and $1,140,710	152,768	32,601
Notes Payable- Net of discount of $212,166 and $133,635	76,102	57,210
Notes Payable-Related Party	250,000	250,000
Total Long Term Liabilities	2,230,961	4,994,277

Total Liabilities	5,154,019	5,421,218

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 55,120 issued and outstanding at September 30, 2016	50	55
and December 31, 2015
Common stock , par value $.001; 250,000,000 shares authorized;
105,571,795 shares issued as of September 30, 2016 and
88,855,991 shares issued as of December 31, 2015	105,572	88,856
Additional paid in capital	5,753,747	4,755,418
Subscriptions payable	577,750	410,510
Accumulated Deficit	(10,890,446)	(9,941,151)
Non-controlling Interest	(331,232)	(269,973)
Net Stockholders' Equity/(Deficit)	(4,784,559)	(4,956,285)
Total Liabilities and Stockholders' Equity/(Deficit)	$369,459	$464,933

The accompanying notes are an integral part of these financial statements.

Table Of Contents	1

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

		Restated		Restated
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Sales	$263,435	$32,765	$754,093	$90,597

Cost of Sales	126,320	33,596	421,002	46,932

Gross Profit	137,115	(831)	333,091	43,665

Operating Expenses:
Professional Fees	815,508	124,050	1,205,293	734,260
Salaries and Wages	65,358	42,101	216,691	90,153
General and Administrative	109,417	121,305	338,073	268,322

Total Operating Expenses	990,283	287,456	1,760,057	1,092,735

Operating Loss	(853,168)	(288,287)	(1,426,966)	(1,049,070)

Other Income(expense)
Interest Expense	(45,982)	(24,402)	(195,968)	(349,776)
Amortization of Debt discount	(405,530)	(513,154)	(978,208)	(513,154)
Derivative Liabilities Expense	—	(242)	(129,340)	(354,960)
Gain(Loss) on Extinguishment of Debt	—	—	(126,000)	237,991
Change in Derivative Liabilities Expense	181,986	(262,690)	1,895,656	(670,018)
Asset Valuation	—	(27,000)	—	(16,500)
Total Other Income(Expense)	(269,526)	(827,488)	466,140	(1,666,417)

Net (loss) before Income Taxes	(1,122,694)	(1,115,775)	(960,825)	(2,715,487)

Provision for Income Taxes	—	—	—	—

Net (loss)	(1,122,694)	(1,115,775)	(960,825)	(2,715,487)

Net (Loss) attributed to non-controlling interest	(3,975)	(53,936)	(61,259)	(71,961)

Net (loss) attributed to Kaya Holdings, Inc.	(1,118,719)	(1,061,839)	(899,566)	(2,643,526)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	102,076,923	85,989,325	98,953,545	84,497,017

The accompanying notes are an integral part of these financial statements.

Table Of Contents	2

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

Unaudited

		Restated
	For the nine	For the nine
	months ended	months ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES:
Net loss	$(899,566)	(2,643,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(61,259)	(71,961)
Depreciation	59,964	1,024
Imputed Interest	90,000	—
Gain on Extinguishment of Debt	126,000	(237,991)
Derivative Expense	129,340	354,960
Change in derivative liabilities	(1,895,656)	927,249
Amortization of debt discount	978,208	513,154
Stock issued for services	659,650	481,500
Stock issued for interest	9,000	39,500
Changes in operating assets and liabilities:
Prepaid Expense	(14,000)	(10,333)
Inventory	40,915	(17,556)
Other assets	(45,943)	(20,291)
Accrued Interest	104,005	50,164
Accounts payable and accrued expenses	142,382	23,044

Net cash used in operating activities	(576,961)	(611,064)

INVESTING ACTIVITIES:
Purchase of property and equipment	(28,224)	(56,349)
Proceeds for equipment	—	—
Net cash used in investing activities	(28,224)	(56,349)

FINANCING ACTIVITIES:
Proceeds from Convertible debt	325,000	600,000
Proceeds from Notes Payable	150,000	210,000
Payments on Note Payable	(52,578)	(10,000)
Stock Subscription Received	—	5,000
Proceeds from sales of common stock	100,000	130,000
Net cash provided by (used in) financing activities	522,422	935,000

NET INCREASE IN CASH	(82,763)	267,587

CASH BEGINNING BALANCE	123,907	35,194

CASH ENDING BALANCE	$41,144	302,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
	—	—
Value of common shares issued as payment of debt	104,727	60,000
Value of common shares issued as payment for equipment	—	44,500
Value of common shares issued as payment of interest	9,000	38,000

Table Of Contents	3

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

The Company has two subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) which is wholly owned, Marijuana Holdings Americas, Inc. a Florida corporation, (“MJAI”) which is a majority owned subsidiary. Additionally, MJAI conducts operations in Oregon through ownership interests in MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC and MJAI Oregon 4, LLC.

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

Table Of Contents	4

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $899,566 for the nine months ended September 30, 2016 and a net loss of $3,225,397 for the year ended December 31, 2015. At September 30, 2016, the Company has a working capital deficiency of $2,817,672 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Table Of Contents	5

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

Table Of Contents	7

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

Table Of Contents	8

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

[]	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

September 30, 2016

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

Table Of Contents	10

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

Table Of Contents	12

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

Re-Classifications

Certain amounts in 2015 were reclassified to conform to the 2016 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of .41% at September 30, 2016 and weighted average volatility of 134%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

NOTE 4- CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk -free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 221%, trading prices ranging from $.056 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.045 per share. The total derivative liabilities associated with these notes are $3,044,859 at September 30, 2016.

	September 30, 2016	December 31, 2015
Convertible note - related party, Due December 31, 2017 (2)	500,000	500,000
Convertible note - 12% due January 1, 2017 (3)	58,556	58,556
Convertible note - 12% due January 1, 2017 (3)	28,278	28,278
Convertible note - 12% due January 1, 2017 (3)	186,316	186,316
Convertible note - 12% due January 1, 2017 (3)	-0-	126,000
Convertible note - 12% due January 1, 2017 (3)	117,113	117,113
Convertible note - 12% due January 1, 2017 (3)	117,113	117,113
Convertible note - 12% due January 1, 2017 (3)	55,895	55,895
Convertible note - 12% due January 1, 2017 (3)	67,074	67,074
Convertible note - 12% due January 1, 2017 (3)	23,442	23,442
Convertible note - 12% due January 1, 2017 (3)	23,442	23,442
Convertible note - 12% due January 1, 2017 (3)	27,116	27,116
Convertible note - 12% due January 1, 2017 (3)	116,966	116,966
Convertible note – 10% due January 1, 2017 (3)	25,000	25,000
Convertible note – 10% due January 1, 2017 (6)	50,000	-0-
Convertible note – 10% due January 1, 2017 (5)	100,000	-0-
Convertible note – 10% due January 1, 2018 (8)	50,000	-0-
Convertible note – 10% due January 1, 2018 (9)	50,000	-0-
Convertible note – 10% due January 1, 2018 (10)	25,000	-0-
Convertible note – 10% due September 21, 2017 (4)	50,000	50,000
Convertible note – 10% due September 21, 2017 (4)	100,000	100,000
Convertible note – 10% due September 21, 2017 (4)	50,000	50,000
Convertible note - stockholder, 10%, due April 30, 2013, unsecured (1)	25,000	25,000
Convertible note – 10% due April, 1, 2016 (7)	23,500	23,500
Totals	2,384,078	2,036,656,

Table Of Contents	13

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

(1)	At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule.

Accrued interest on this note that was charged to operations for the quarter ended September 30, 2016 totaled approximately $935. The balance of the convertible note at September 30, 2016 including accrued interest and net of the discount amounted to $15,260.

The Company valued the derivative liabilities at September 30, 2016 at $18,582. The Company recognized a change in the fair value of derivative liabilities for the three months ended September 30, 2016 of $166, which were credited to operations.  In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.018% to 0.02%, volatility ranging from 134% to 336%, a trading price of $.07, and conversion price of $.03 per share.

(2)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain an embedded conversion feature resulting in a debt discount valued at $500,000 to be amortized over the life of the debt. Total amortization for the quarter ended September 30, 2016 was $49,727. As of September 30, 2016, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $249,181. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.41% to 1.06%, volatility ranging from 134% to 234%, a trading price of $.07 and conversion price of $.03 per share.

The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(3)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015. The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt was issued is a result of a financing transaction and contain a derivative liability feature. As of December 31, 2015, the balance was $947,311. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 221%, trading prices ranging from $.056 per share to $0.11 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $1,270,606 at September 30, 2016.

(4)	During September 2015 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in September of 2017. The debt was issued is a result of a financing transaction and contain a derivative liability feature. As of December 31, 2015, the balance was$528,746. The total derivative liabilities associated with these notes are $364,241 at September 30, 2016. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a riskfree interest rate ranging from 0.41% to 1.06%, volatility ranging from 134% of 235%, trading prices ranging from $.056 per share to $0.11 per share. The debt issued is a result of a financing transaction and contains an embedded conversion feature resulting in a debt discount valued at $200,000 to be amortized over the life of the debt. Total amortization for the quarter ended September 30, 2016 was $27,633. As of September 30, 2016, the balance of the debt was $200,000. The net balance reflected on the balance sheet is $89,468.

(5)

On March 31 of 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.41% to 1.06%, volatility ranging from 134% to 234%, a trading price of $.07 and conversion price of $.03 per share.

Table Of Contents	14

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

(6)	In January of 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.41% to 1.06%, volatility ranging from 134% to 234%, a trading price of $.07 and conversion price of $.03 per share.

(7)	On July 27, 2015 the company issued a note payable for $28,500 The Company agrees to pay to the Holder $28,500 plus accrued interest pursuant to the following schedule: An initial payment of $5,000 is due no later than December 1, 2015. This amount represents the balance of the security deposit due for the lease of Commercial/Manufacturing Space occupied by MJAI Oregon 1, LLC, a majority-owned subsidiary of the company. A final payment of $23,500 principal, plus any accrued Interest at 10% is due no later than April 1, 2016. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through June 30, 2016 The note is convertible after June 30, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty-day moving average stock price.

(8)	On July 13, 2016, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.41% to 0.41%, volatility ranging from 134% to 157%, a trading price of $.07 and conversion price of $.03 per share.

(9)	On August 30, 2016, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.41% to 0.41%, volatility ranging from 134% to 157%, a trading price of $.07 and conversion price of $.03 per share.

(10)

On September 13, 2016, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.41% to 0.41%, volatility ranging from 134% to 157%, a trading price of $.07 and conversion price of $.03 per share.

NOTE 5 - NOTES PAYABLE

A-Non Related Party

	September 30, 2016	December 31, 2015
Note 1	72,746	95,422
Note 2	72,746	95,422
Note 3	71,387	-0-
Note 4	71,387	-0-
Total Non-Convertible Debt	288,267	190,844

Table Of Contents	15

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

1)	On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

2)	On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

3)	On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

4)	On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018.

B-Related Party

5)	September 30, 2016	December 31, 2015

Loan payable - Stockholder, 0%, Due December 31, 2017 (1)	$250,000	$250,000

	$250,000	$250,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000.00 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain an embedded conversion feature resulting in a debt discount valued at $500,000 to be amortized over the life of the debt. Total amortization for the quarter ended September 30, 2016 was $49,727. As of September 30, 2016, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $249,181. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

Table Of Contents	16

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

In February of 2016 the Company issued 4,200,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company as a conversion of $126,000 Note Payable due January 1, 2017.

In February of 2016 the Company issued

•	An aggregate of 200,000 shares to our two non-employee directors (100,000 shares each) for services as directors. The shares were valued at $16,200.
•	An aggregate of 1,435,000 shares to consultants for services rendered. The shares were valued at $116,236

In April of 2016 the Company issued 150,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company as a payment of interest on a Note Payable due January 1, 2017.

In April of 2016 the Company issued 1,200,249 common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company as a conversion of preferred stock of 2,766 shares. On the same date the shareholder returned 2,454 preferred shares to be cancelled.

In June of 2016 the Company authorized the issuance of 100,000 restricted common shares of Kaya Holdings, Inc. stock as payment of consulting fees. The shares were valued at $7,610.

In September of 2016 the Company issued 2,300,000 of common shares of Kaya Holdings Inc. stock for director fees. The shares were valued at $161,000

In September of 2016 the Company authorized the issuance of 6,825,000 shares of common shares of Kaya Holdings Inc. for employees compensation, legal and consulting fees from the Kaya Holdings, Inc 2011 Stock Incentive Plan, as amended. The shares were valued at $477,750

In September of 2016 the Company issued 1,486,111 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company as a conversion of 2 notes totalling $50,000 due January 1, 2017.

Table Of Contents	17

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 221%, trading prices ranging from $.056 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2015	$4,594,411

Change in Derivative Values	(1,549,552)

Balance as of September 30, 2016	$3,044,859

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as September 30, 2016:

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $-0- and $129,340 for the three and nine months ended September 30, 2016

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $ 181,986 and $1,895,656 for the three and nine months ended September 30, 2016, respectively.

Table Of Contents	18

Kaya Holdings, Inc. and Subsidiaries

September 30, 2016

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

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2015	6,323,166	0.0316297	1.75
Granted	4,742,374	0.0316297	2.00
Exercised	—	—	—
Expired	—	—	—
Balance as of September 30, 2016	11,065,540	0.0316297	1.79

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

In October of 2016 the Company received $10,000 from the issuance of 200,000 of common shares

In October of 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018

In November of 2016 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018

In November of 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018

In November of 2016 the Company issued 6,825,000 common shares of Kaya Holdings Inc for employee compensation and legal and consulting fees. The shares had previously been authorized for issuance in September 2016.

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

From 2010 to 2014 the Company was engaged in seeking to develop a biofuels business. In January 2014 the Company determined that it was in the best interests of its stockholders to discontinue its biofuel development activities, and to instead leverage its agricultural and business development experience and focus all its resources on the development of legal medical and recreational marijuana opportunities in the United States and in select international markets.

Legal Medical and Recreational Marijuana Operations in Oregon

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

In April 2015 KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana, thereby becoming the first US publicly traded company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. The Company opened its second MMD (and first Kaya Shack™ Marijuana Superstore) in October 2015 in Salem, Oregon. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon. In October 2015, Oregon commenced legal recreational marijuana sales, which are initially being conducted solely through State Licensed MMDs, including those operated by the Company. In April, 2016 the Company entered into leases and filed initial OHA license applications for its next two planned retain outlets in Salem Oregon, bringing the total existing and planned operations to 4 retail operations and one production and processing facility.

Table Of Contents	20

In 2016 Oregon began the process to transition from Oregon Health Authority (OHA) licensed medical marijuana dispensaries and grow operations to Oregon Liquor Control Commission (OLCC) licensed recreational marijuana licensed stores and producer and processing facilities.

The Company has pursued a strategy of attempting to secure future OLCC licenses by first filing renewals for OHA licenses for existing locations and filing initial OHA license applications for new locations, with follow up license OLCC applications for all locations. As of the date of this filing the Company’s two operating medical marijuana dispensaries that are able to also conduct recreational sales (Portland, Oregon and South Salem, Oregon) have filed renewals of their OHA licenses (Portland location has both OHA and City renewals through May 2017 and South Salem is pending OHA renewal and has City of Salem approval). The Company’s two new retail locations in North and Central Salem, Oregon have received initial OHA conditional license approvals and also have pending OLCC license applications. The Company’s marijuana manufacturing and production facility in Portland has requisite OHA medical marijuana licenses to operate through January of 2017, and also has pending OLCC license applications.

Based on recent interaction with the OLCC and the City of Salem, the Company anticipates receiving final license approvals for the 3 Salem locations over the next 2 months. However, while the Company anticipates receiving OLCC license approval for its pending OLCC license applications in Portland, the City of Portland has so far denied approval for the Company to transition both its MMD and its grow to full OLCC operations (as it initially did for the recent OHA renewal until the Company brought suit in State Court).

Local Counsel believes that the Company will prevail in securing licensing for the Portland store and grow/manufacturing facilities, but there can be no assurance that this will happen. Accordingly, the Company is actively seeking other locations within Portland to relocate its one Portland retail location (if necessary), and is also looking for larger space to move its grow and manufacturing facility (whether in Portland or elsewhere, including Southern Oregon). The Company has made all capital improvements and equipment purchases for its grow/manufacturing facility in a manner that would allow for relocation to another facility if necessary, and has expanded its vendor supplier network so as to provide for any operational supply interruption that the transition would require.

Additionally, the Company is actively seeking the expansion of operations in Oregon through either acquisition of current retail and grow/manufacturing operations, or securing new space and filing for new OLCC licenses.

Table Of Contents	21

The Kaya Shack Brand

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

Table Of Contents	22

Kaya Shack Store locations

I. Kaya ShackTM , 1719 SE Hawthorne Blvd., Portland, Oregon

KayaShack
iDope
DEVIL'S DILL
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack

Table Of Contents	23

Our flagship Hawthorne Boulevard Store opened July 3, 2014. The location is prime Portland real estate, located in an area that many term as “the Greenwich Village of Portland”.

The Portland facility rotates through approximately 100 different strains throughout the year and in any given month features over 35 popular strains of marijuana with some proprietary strains testing in excess of 28%. Our stores also feature various concentrates, including butane hash oil (B.H.O.) and CO2 oil extract (wax, shatter) which range in potency from approximately 40% to over 80% THC, as well as high grade Oils and Tinctures, high CBD – low THC strains and “Kaya Candies”, “Kaya Caramels” and an assortment of cookies and cakes for patients who do not smoke.

Table Of Contents	24

II. Kaya Shack TM Marijuana Superstore, South Salem, Oregon

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Table Of Contents	25

Our second location (the first Kaya ShackTM Marijuana Superstore) opened for business on October 17, 2015 in South Salem, Oregon in time to take advantage of early recreational sales.

The store is located in first class strip mall space adjacent to “Little Caesars Pizza” and “Aaron Rents”, with a footprint roughly three times the size of our first Kaya ShackTM in Portland. The location and floorplan was carefully chosen with an eye towards concept expansion to enhance revenues and broaden branding opportunities.

Table Of Contents	26

III. Kaya ShackTM Marijuana Superstore, North Salem, Oregon

Our third Kaya ShackTM is targeted to open in late 2016/ early 2017 in North Salem, Oregon.

As with the South Salem Store, the location is first class space, adjacent to Starbucks Coffee and has a footprint of approximately 2600 square feet. This will be our largest location yet and will be our intended “Marijuana Superstore” model going forward. In addition to the benefits of our South Salem store, this location was chosen with an eye towards completing market penetration of the Salem Metropolitan Area which hosts a population of approximately 400,000 people. We also intend to expand our product offerings here as well as utilize the additional space to host community events we hope will help make the Kaya ShackTM a destination for cannabis consumers.

Table Of Contents	27

8089 SW Cirrus Dr
Beaverton, OR 97008

Kaya Shack 3

David Jones
(561) 400-1971
2505 Liberty Street NE,
Suites 300 & 120,
Salem, Oregon 97301

LOBBY
101
DISPLAY
DISPLAY
109
Dome Pointing down POS
Dome Pointing down POS
SALES
102
STARBUCKS (B OCCUPANCY)
LAUNDROMAT (B OCCUPANCY)
EXISTING TOILET
103
EXISTING TOILET
107
EXISTING TOILET
106
CLONEROOM
105

Alarm				PROJECT ID	Surveillance				
Alarm Keypad	Panic Button	Motion Detector	Door Contact	070602OR	Locking Server Rack	Battery Backup	Server	Outdoor IP Dome	Indoor IP Dome

This document is proprietary and confidential. No part of this document may be disclosed in any manner to a third party without the prior written consent of CannaGuard Security.

Table Of Contents	28

MJAI OREGON 3 LLC

TENANT IMPROVEMENT

2505 LIBERTY ST NE, SALEM, OR 97301 STE. #300 & #120

VICINITY MAP:

Stark St N
The Home Depot
Fred Meyer
River Rd N
99E
PROJECT LOCATION
Willamette River
Front St NE
2505 Liberty St NE
Hickory St NE
Pine St NE
Cherry Ave NE
Pine St NE
Spruce St NE
4th St NE
Church St NE
Maple Ave NE
99E

DRAWINGS LIST:

GENERAL DRAWINGS

G0	COVER SHEET	
G1	GENERAL NOTES	

ARCHITECTURAL

A1	FLOOR PLAN	2 SEP 2016
A2	REFLECTED CEILING PLAN	15 JUL 2016
A3	DETAILS/SCHEDULES	2 SEP 2016
A4	DETAILS	

SCOPE OF WORK:

EXISTING RETAIL CENTER. COMBINE SUITES #120 AND #300. NEW MARIJUANA DISPENSARY.

NO SITE CHANGES, NO PARKING CHANGES.

PROJECT TEAM:

OWNER:
MJAI OREGON 3 LLC
Craig Frank
2121 SW Broadway St Ste. 130
Portland, OR 97201
P: 561.400.1971
E: craig@alternativefuelsamericas.com

ARCHITECT:
STUDIO 3 ARCHITECTURE, Inc.
Gene Bolante
Project Manager: Matt Johnson
222 Commercial St. NE
Salem, OR 97303-3410
P: 503.390.6500
E: gene@studio3architecture.com
E: matt@studio3architecture.com
W: www.studio3architecture.com

GENERAL CONTRACTOR:
ARROW HOMES LLC
Chris Lynde
CCB# 201951
P: 503.931.2628
E: cdlconstruction44@yahoo.com

AERIAL PHOTO:

PROJECT SITE

SYMBOL LEGEND:

SECTION REFERENCE
1
A3.2
SIM
DETAIL NUMBER
SHEET NUMBER
ELEVATION REFERENCE
A
B
C
D
2
A5.1
REFERENCE NUMBER
ELEVATION DESIGNATION
SHEET NUMBER
DETAIL REFERENCE
X
A.X
SIM
DETAIL NUMBER
SHEET NUMBER
SIDE NOTE IF REQUIRED
DOOR TYPE
100 A
DOOR SIZE OR NOTE
PLAN NOTE DESIGNATION
12
SIDE NOTE NUMBER
F
MARK
2
REVISION NUMBER
ROOM TITLE AND NUMBER
ROOM
000
ROOM NAME
ROOM NUMBER

CODE REVIEW:

NUMBER OF STORIES: (1) STORY

TYPE OF CONSTRUCTION: V-B, NON-SPRINKLERED

OCCUPANCY CLASSIFICATIONS: M-MERCANTILE

BUILDING AREA: 2,586 SF GROSS

OCCUPANT LOAD: 63 TOTAL

SALES: 1,369 SF
LOAD FACTOR: 30
1,369 SF/30 = 46 OCCUPANTS

LOBBY: 65 SF
LOAD FACTOR: 15
65 SF/15 = 5 OCCUPANTS

WORK/EMPLOYEE: 1,152 SF
LOAD FACTOR: 100
1,152 SF/100 = 12

EXITING REQUIREMENTS: 2 REQUIRED. 3 PROVIDED.

TABLE 29 PLUMBING REQUIREMENTS:
63 OCCUPANTS = 33 EACH GENDER; BASED ON M OCCUPANCY; 1/500 = 1 REQUIRED; 3 UNISEX PROVIDED.

BUILDING PLAN:

STARBUCKS
1,780 SF
(B OCC)
MJAI DISPENSARY
2,586 SF
(M OCC)
LAUNDROMAT
1,686 SF
(B OCC)
MARKET
2,112 SF
(M OCC)
N

SCALE: 1" = 20'-0"

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT
4449
GENE G. BOLANTE
SALEM, OREGON
STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-47
DATE: 22 JUN 2016

REVISIONS

1	DATE:	15 JUL 2016 CITY COMMENTS
2	DATE:	2 SEP 2016 CITY COMMENTS

TENANT IMPROVEMENT FOR:
MJAI OREGON 3 LLC
2505 LIBERTY ST NE, SALEM, OR. #300 & #120

SHEET:
G0

Table Of Contents	29

GENERAL NOTES:

1. GENERAL NOTES APPLY TO ALL DRAWINGS.
2. ALL CONSTRUCTION SHALL COMPLY WITH THE 2014 OREGON SPECIALITY STRUCTURAL CODE, AND ANY ADAPTATIONS BY LOCAL JURISDICTIONS. CONSTRUCTION SHALL COMPLY WITH ANY TITLES/RULES/LAWS THE LOCAL JURISDICTION ENFORCES UP AND BEYOND THE 2014 OSSC. ACCESSIBILITY SHALL COMPLY WITH THE ANSI 117.1 2009.
3. ALL ITEMS MARKED N.I.C. ARE NOT APART OF THIS CONTRACT UNLESS OTHERWISE NOTED.
4. DO NOT SCALE DRAWINGS, DIMENSIONS GOVERN. THE GENERAL CONTRACTOR SHALL NOTIFY THE ARCHITECT OF ANY DISCREPANCIES IMMEDIATELY. ALL DIMENSIONS ARE TO FACE OF STUD OR CONCRETE, UNLESS OTHERWISE NOTED, THOSE INDICATED AS CLEAR SHALL BE FROM FINISH.
5. THE GENERAL CONTRACTOR SHALL BECOME FAMILIAR WITH THE EXISTING CONDITIONS OF THIS BUILDING PRIOR TO COMMENCEMENT OF ANY WORK. ANY VISIBLE CONFLICTS OR OTHER ELEMENTS WHICH MAY ADVERSELY IMPACT THE WORK OF THIS CONTRACT SHALL BE BROUGHT TO THE ATTENTION OF THE ARCHITECT PRIOR TO CONSTRUCTION.
6. WHERE CONSTRUCTION DETAILS ARE NOT SHOWN OR NOTED FOR ANY PART OF THE WORK, THE DETAILS SHALL BE THE SAME AS FOR OTHER SIMILAR WORK. IF QUESTIONS CANNOT BE RESOLVED IN THIS MANNER, CONTACT THE ARCHITECT PRIOR TO PROCEEDING WITH THE WORK.
7. PREPARATION OF THE EXISTING SPACE SHALL INCLUDE THE REMOVAL OF ALL ITEMS EXTRANEOUS TO THE NEW USE. EXITING SURFACES TO BE RETAINED SHALL BE REPAIRED TO SMOOTH AND MONOLITHIC APPEARANCE, READY TO RECEIVE NEW FINISHED. REMOVALS SHALL INCLUDE (NUT NOT BY WAY OF LIMITATIONS): ALL EXISTING RECEPTACLES,(POWER/TELEPHONE/DATA AND RELATED WIRE AND CABLE), BOXES, CONDUIT, WALKER DUCT AND RELATED MISC. FIXTURES, CONNECTORS AND ACCESSORIES WHICH WILL NOT BE REQUIRED FOR THE CONSTRUCTION OF THE NEW SPACE. ALL OPENINGS AND DAMAGE SHALL BE REPAIRED TO PROVIDE LIKE NEW APPEARANCE. SEAL SLAB PENETRATIONS ABOUT AND BELOW AND FIRE WALL PENETRATIONS TO MAINTAIN FIRE AND ACOUSTIC INTEGRITY.
8. ALL SURFACES AND MATERIALS NEW AND EXISTING SHALL BE THOROUGHLY PREPARED SMOOTH, CLEAN, LEVEL AND EVEN. BY COMMENCING FINISH INSTALLATION THE FINISH CONTRACTOR SIGNIFIES ITS ACCEPTANCE OF THE SUBSTRATE AND THEREBY ASSUMES RESPONSIBILITY FOR THE QUALITY OF THE INSTALLATION.
9. THESE DRAWINGS HAVE BEEN ASSEMBLED FOR USE AT THEIR CURRENT SIZE. THE CONTRACTOR ASSUMES ALL RESPONSIBILITY FOR WORK NOT CONFORMING TO THESE DOCUMENTS DUE TO REDUCED DRAWINGS BEING USED FOR ESTIMATING OR CONSTRUCTION PURPOSES.
10. WHERE DEVICES OR ITEMS OR PARTS THEREOF ARE REFERRED TO IN SINGULAR, IT IS INTENDED THAT SUCH SHALL APPLY TO AS MANY SUCH DEVICES, ITEMS, OR PARTS AS ARE REQUIRED TO PROPERLY COMPLETE THE WORK.
11. THE CONTRACTOR SHALL LAYOUT ALL OF THE WORK PRIOR TO PROCEEDING. THE CONTRACTOR SHALL NOTIFY THE ARCHITECT OF ALL DISCREPANCIES WITH THE LAYOUT. SUCH INSPECTION SHALL NOT RELIEVE THE CONTRACTOR OF THEIR RESPONSIBILITY TO CONFORM TO THE INTENT OF THE CONTRACT DOCUMENTS.
12. UNLESS OTHERWISE NOTED, DIMENSIONS, PLACEMENTS AND ALIGNMENTS SHOWN ARE ALL CRITICAL FOR THE INSTALLATION OF FURNITURE AND EQUIPMENT AS WELL AS FOR THE USE OF THE SPACE BY OCCUPANTS. ACTUAL INSTALLED AND FINISHED DIMENSIONS MAY VARY UPWARD BY ¼" BUT MAY NOT VARY DOWNWARD. WHERE +/- IS INDICATED VARIATION OF UP TO 3" SHALL BE ALLOWABLE. ALIGNMENTS OF NEW AND EXISTING CONDITIONS SHALL BE FINISHED TO A SMOOTH AND MONOLITHIC APPEARANCE (GAP SHALL BE OVERLAPPED TO AN INSIDE OR OUTSIDE CORNER WHERE PRACTICABLE TO AVOID CRACKING).
13. THERE SHALL BE NO DEVIATIONS WHAT SO EVER FROM THE CONSTRUCTION DOCUMENTS WITHOUT THE ARCHITECT'S WRITTEN APPROVAL. THE CONTRACTOR AGREES TO DEFEND INDEMNIFY AND HOLD HARMLESS THE ARCHITECT FROM ANY CLAIMS ARISING AS A RESULT OF UNAPPROVED CHANGES.
14. IF REQUIRED CONSTRUCTION BARRIERS SHALL BE INSTALLED BY THE GENERAL CONTRACTOR, PAINTED, DETAILED, AND ILLUMINATED AS PER THE ARCHITECT'S DIRECTION. NO SIGNS OTHER THAN THOSE AUTHORIZED BY THE ARCHITECT OR OWNER WILL BE PERMITTED ON THIS BARRICADE.
15. IT SHALL BE THE RESPONSIBILITY OF THE GENERAL CONTRACTOR TO LOCATE ALL EXISTING UTILITIES WHETHER SHOWN HEREON OR NOT AND TO PROTECT THEM FROM DAMAGE. THE GENERAL CONTRACTOR SHALL BEAR ALL EXPENSES OF REPAIR OR REPLACEMENT OF UTILITIES OR OTHER PROPERTY DAMAGED BY OPERATIONS IN CONJUNCTION WITH THE EXECUTION OF HIS/HER WORK.
16. THE GENERAL CONTRACTOR SHALL SECURE ALL PERMITS REQUIRED BY THE LOCAL JURISDICTION, STATE AGENCY OR COUNTY.
17. EXIT DOORS SHALL BE OPERABLE FROM THE INSIDE WITHOUT THE USE OF A KEY OR ANY SPECIAL KNOWLEDGE OR EFFORT. EXIT DOORS SHALL SWING IN THE DIRECTION OF EXIT TRAVEL WHEN SERVING AN OCCUPANT LOAD GREATER THAN 50.
18. ALL TOILET WALL PARTITIONS TO BE FILLED WITH ACOUSTIC INSULATION.
19. INSTALL WALL BACKING FOR ALL WALL MOUNTED ITEMS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: DOOR STOPS, FIXTURES, WALL CABINETS, SHELVING, COUNTERS, TOILET ACCESSORIES, SECURITY EQUIPMENT, HAND RAILS, WINDOW COVERING TRACKS, EQUIPMENT RACKS, ETC.
20. COORDINATE LOCATION OF RECESSED OR SEMI-RECESSED ITEMS TO AVOID BACK TO BACK INSTALLATION AND TO REDUCE NOISE TRANSFER THROUGH PARTITIONS.
21. PROVIDE WATER RESISTANT GYPSUM BOARD AT BATHTUB/SHOWER WALLS AND BATHROOM CEILINGS.
22. HVAC, PLUMBING, FIRE SUPPRESSION, LOW VOLTAGE AND ELECTRICAL ARE UNDER SEPARATE PERMITS.
23. ARCHITECT SHOWS FIRE EXTINGUISHERS IN GENERAL LOGICAL LOCATION: VERIFY REQUIREMENTS AND LOCATIONS WITH LOCAL FIRE MARSHAL. GENERAL CONTRACTOR TO PROVIDE FIRE EXTINGUISHERS AND CABINETS (WHERE CALLED OUT).
24. ELECTRICAL ROUGH IN AND REFLECTED CEILING PLAN ARE FOR GENERAL INFORMATION OF THE CONTRACTOR. EXACT LOCATIONS TO BE VERIFIED.
25. PROVIDE AND MODIFY AS NEEDED FIRE SPRINKLER, FIRE ALARM AND SMOKE DETECTION SYSTEMS PER APPLICABLE CODES, INCLUDING IF NECESSARY FIRE HORNS, STROBE LIGHTS, CONTROL PANEL CONNECTIONS, SMOKE DETECTORS, AND OR AUDIO VISUAL ALARMS. SUBMIT SHOP DRAWINGS FOR ARCHITECT REVIEW, AND OBTAIN APPROVAL FROM LOCAL JURISDICTION.
26. GENERAL CONTRACTOR TO CONFIRM ROOFING CONDITIONS AND WARRANTIES WITH LANDLORD PRIOR TO ANY ROOF PENETRATIONS OR WORK INTERFACE WITH EXISTING ROOFING MATERIALS OR SUBSTRATES. ANY WORK REQUIRING A CERTIFIED ROOFING SPECIALIST TO MAINTAIN THE WARRANTY ON THE EXISTING ROOF WILL BE NECESSARY. CONFIRM WITH LANDLORD.
27. THE CONTRACTOR SHALL LAYOUT ALL OF THE WORK PRIOR TO PROCEEDING. THE CONTRACTOR SHALL NOTIFY THE ARCHITECT OF ALL DISCREPANCIES WITH THE LAYOUT. SUCH INSPECTION SHALL NOT RELIEVE THE CONTRACTOR OF THEIR RESPONSIBILITY TO CONFORM TO THE INTENT OF THE CONTRACT DOCUMENTS.
28. TELEPHONE AND COMPUTER WIRING: REFER TO RESPONSIBILITIES LEGEND REGARDING INSTALLATION OF TELEPHONE AND COMPUTER WIRING, SEE ELEC/TEL/DATA PLAN FOR SCOPE OF WORK REGARDING JUNCTION BOXES, PULL STRINGS AND BOX ELIMINATORS FOR THIS PROJECT. WHERE TELEPHONE/DATA CABLING IS NOT INCLUDED IN THIS CONTRACT AND WILL BE PROVIDED BY OTHER (TENANT'S SEPARATE SUB-CONTRACTOR) THE CONTRACTOR SHALL NOTIFY THE TENANT NO LESS THAN TEN (10) DAYS PRIOR TO THE DATE REQUIRED FOR THE INSTALLATION OF TELEPHONE/DATA CABLE.
29. SUBMITTALS:
    a. GENERAL
       THE CONTRACTOR SHALL SUBMIT SHOP DRAWINGS, PRODUCT DATA AND SAMPLES THE GENERAL CONTRACTOR SHALL THOROUGHLY REVIEW AND CHECK ALL SUBMITTALS, COORDINATING SEPARATE TRADES AND VERIFYING CONFORMANCE WITH THE CONTRACT DOCUMENTS. THE DESIGNER SHALL NOT REVIEW AND WILL SUMMARILY RETURN WITHOUT REVIEW ANY DRAWINGS OR SUBMITTALS SHALL INCLUDE SHOP DRAWINGS, SCHEDULES AND MANUFACTURERS PRODUCT AND EQUIPMENT CUTS FOR ALL FIXTURES, EQUIPMENT, FINISHES, SPECIAL MATERIALS, SPECIALTIES, MILLWORK & CASEWORK, DOORS, FRAMES, AND HARDWARE.
    b. FINISH MATERIALS
       CONTRACTOR SHALL SUBMIT SAMPLES OF ALL FINISHES AND MATERIALS, FINISHES SHALL BE ON ACTUAL MATERIALS.
    c. CUT SHEETS
       CONTRACTOR SHALL SUBMIT MANUFACTURER'S CUTS AND SPEC SHEETS FOR ALL FIXTURES (INCL. LIGHTING), EQUIPMENT, SPECIAL MATERIALS, SPECIALTIES, DOORS, FRAMES AND HARDWARE.
    d. MINIMUM SAMPLE SIZE
       WOOD VENEERED PRODUCTS - 8 ½" X 11" X ¼"
       SOLID LUMBER - 50 SQ INCHES
       OTHER FINISHES AND MISC. MATERIALS - 6" X 6"
    e. WOODWORK
       CONTRACTOR SHALL SUBMIT MANUFACTURER'S CUTS AND SPEC SHEETS FOR ALL FIXTURES (INCL LIGHTING), EQUIPMENT, SPECIAL MATERIALS, SPECIALTIES, DOORS, FRAMES AND HARDWARE.
    f. QUANTITY OF SUBMITTALS
       CONTRACTOR SHALL SUBMIT 3 COPIES OF ALL SUBMITTALS.
    g. SUBMITTAL MARKINGS
       THE SAMPLES SHALL BEAR IDENTIFICATION OF THE PROJECT, DESIGNER, GENERAL CONTRACTOR, AND THE MANUFACTURER.
    h. QUALITY GRADE OF MILLWORK AND CASEWORK
       AWI QUALITY STANDARDS AND SPECIS SHALL GOVERN ACCORDING TO THE FOLLOWING GRADES:
       CASEWORK: CUSTOM GRADE
       NATURAL FINISH MILLWORK: PREMIUM GRADE
       RUNNING TRIM: CUSTOM GRADE
       ARCHITECTURAL FLUSH DOORS (NATURAL FINISH): PREMIUM GRADE
31. SPECIFICATIONS OF MATERIAL AND EQUIPMENT BY THE USE OF NAME, MODEL NUMBER, AND/OR GENERAL COORDINATE INSTALLATIONS WITH EQUIPMENT DIMENSIONS, INCLUDING EQUIPMENT TO BE INSTALLED BY THE TENANT.
32. ALL WORK SHALL CONFORM TO STANDARDS OF THE INDUSTRY FOR FIRST QUALITY WORKMANSHIP AND MATERIALS AND SHALL CONFORM TO MANUFACTURER'S RECOMMENDATIONS AND SPECIFICATIONS.
33. MATERIALS ARE SPECIFIED BY NAME, MODEL NUMBER AND DESCRIPTION WERE PRACTICABLE IN ORDER TO AVOID INACCURACIES. THE CONTRACTOR SHALL REVIEW ALL SPECIFICATIONS AND NOTIFY THE ARCHITECT OF ANY DISCREPANCIES IN THESE DOCUMENTS PRIOR TO PROCEEDING WITH THE WORK.
34. FLOOR MATERIAL CHANGES SHALL OCCUR AT THE CENTERLINE OF DOORS EXCEPT WHERE NOTES. SEE THRESHOLD DETAILS FOR SPECIAL CONDITIONS (IF ANY).
35. BLOCKING AND GROUNDS AT AREAS WHICH HAVE MILLWORK, SHELVING, AND TENANT FURNISHED FURNITURE WALL CABINETS INDICATED ON THE DRAWINGS SHALL BE INCLUDED WITH THE WORK. ALL WOOD BLOCKING SHALL BE FIRE TREATED.
36. THE CONTRACTOR SHALL, PRIOR TO COMMENCING WORK ON THE PROJECT COMPLETE A THROUGH SURVEY OF THE GLASS, GLAZING AND WINDOW FILM (IF ANY) AT THE EXISTING PERIMETER WINDOWS AND REPORT TO THE LANDLORD AND ARCHITECT ANY DAMAGED PRE-EXISTING CONDITIONS, REPAIRS OF ANY DAMAGES WHICH ARE NOT REPORTED PRIOR TO COMMENCING CONSTRUCTION SHALL BE THE RESPONSIBILITY OF THE CONTRACTOR.
37. EXISTING DOORS, FRAMES, BASE AND TRIM WHICH IS SCHEDULED TO REMAIN SHALL UNLESS OTHERWISE NOTED BE PAINTED TO MATCH NEW DOORS, FRAMES AND TRIM. REMOVE LOOSE OR DAMAGED PAINT AND THOROUGHLY PREPARE SURFACES TO RECEIVE NEW FINISHED AND AS-NEW APPEARANCE.
38. RETAINED BASE BUILDING ITEMS SUCH AS CONVECTOR COVERS, SHALL BE PREPARED FOR REPAINTING AND SHALL BE REPAINTED WITH MOHAIR ROLLER IN COLOR MATCHING WALLS(UNLESS OTHERWISE NOTED). EXISTING WINDOW MULLIONS SHALL BE TOUCHED-UP AT ALL SCRATCHES, GOUGHS, DINGS AND BLEMISHES, RETURNING THEM TO LIKE-NEW APPEARANCE. OTHER RETAINED ITEMS (SUITE ENTRANCES, ETC.) WHERE INDICATED SHALL BE TOUCHED UP OR REFINISHED AS REQUIRED TO DELIVER THEM IN LIKE NEW CONDITION.
39. DESIGN/BUILD - FIRE WARNING SYSTEM
    CONTRACTOR SHALL MAINTAIN THE EXISTING FIRE WARNING AND DETECTION SYSTEMS (INCLUDING HORNS, STROBES, PULL STATIONS AND THE LIKE) IN OPERATIONAL ORDER (INCLUDING DURING CONSTRUCTION WHERE AND AS REQUIRED BY BUILDING). WHERE NEW WORK REQUIRES THE RELOCATION OF EXISTING UNITS AND/OR THE ADDITION OF NEW UNITS THE CONTRACTOR SHALL COMPLY WITH INSTRUCTIONS OF THE LANDLORD/BUILDING ENGINEER AND THE REQUIREMENTS OF GOVERNING AUTHORITIES.
40. DESIGN/BUILD - MECHANICAL/ELECTRICAL/PLUMBING/SPRINKLER
    a. DESIGN/BUILD SERVICES SHALL BE REQUIRED OF THE CONTRACTOR FOR THE MECHANICAL, ELECTRICAL, PLUMBING, AND SPRINKLER PORTIONS OF THE WORK. ALL SYSTEMS NEW AND EXISTING SHALL BE DESIGNED, MODIFIED, PROVIDED AND/OR INSTALLED AS REQUIRED BY THE NEW LAYOUT. CONTRACTOR SHALL SUBMIT DESIGN DRAWINGS AND PRODUCT SUBMITTALS FOR ALL DESIGN/BUILD SYSTEMS TO THE DESIGNER AND THE BUILDING FOR REVIEW AND APPROVAL.
    b. CONFORM TO APPLICABLE CODES, ORDINANCES, SPECIFIC BUILDING STANDARDS AND INDUSTRY STANDARDS FOR FIRST CLASS INSTALLATIONS OF ALL SYSTEMS. COMPLY WITH BUILDING AND LEASE SPECIFIC REQUIREMENTS FOR EMERGENCY LIGHTING, ELECTRICAL SERVICE AND SUB-METERING (CONTRACTOR SHALL BE RESPONSIBLE FOR THE VERIFICATION OF ADEQUACY OF SERVICE AND PANEL SPACE). CONTRACTOR SHALL FIELD VERIFY AND CONFIRM WITH THE BUILDING PRIOR TO SUBMITTING THEIR BID FOR THE WORK.
    c. CONTRACTORS SHALL BE RESPONSIBLE FOR ALL DESIGN AND DOCUMENTATION (INCLUDING REQUIRED DESIGN DOCUMENTS PROFESSIONALLY SEALED BY AN ENGINEER WHERE AND AS REQUIRED BY THE LOCAL JURISDICTION) AS MAY BE REQUIRED FOR THE FULL AND COMPLETE INSTALLATION OF HVAC, POWER, LIGHTING AND SPRINKLER SYSTEMS, AS WELL AS APPLYING AND OBTAINING ALL PERMITS, APPROVALS, INSPECTIONS AND CERTIFICATES REQUIRED FOR THE COMPLETION OF THE PROJECT FOR OCCUPANCY.
    d. CONTRACTOR SHALL SUBMIT HVAC DESIGN DRAWINGS AND PRODUCT SUBMITTALS TO THE DESIGNER AND THE BUILDING FOR REVIEW AND APPROVAL, INCLUDING CLEAR INDICATIONS OF ZONES, LOCATIONS OF SUPPLY AND RETURN DIFFUSERS AND THERMOSTAT LOCATIONS. CONTRACTOR SHALL PROVIDE HVAC BALANCING REPORT IN TRIPLICATE TO THE ARCHITECT AND THE BUILDING UPON COMPLETION OF THE INSTALLATION AND BALANCING.
    e. FIRE SUPPRESSION SYSTEM: CONTRACTOR SHALL MODIFY EXISTING FIRE SUPPRESSION SYSTEM CONSISTENT WITH REQUIREMENTS OF CODE, NEW USE, NFPA, AND OWNER'S INSURANCE UNDERWRITER. SUBMIT SHOP DRAWINGS FOR APPROVAL OF BUILDING'S ENGINEER.
    f. SPRINKLER HEAD TYPES:
       AT GQB CEILING: FULLY RECESSED FLUSH MTD TYPE WITH WHITE COVER PLATES
       AT SUSP ACOUSTIC TILE CEILING: CENTERING NOT REQUIRED, MAINTAIN MIN 6" FR GRID.
    g. CONTRACTOR SHALL BE RESPONSIBLE FOR COMPLETE AS-BUILT DOCUMENTS AT THE COMPLETION OF THE PROJECT AND SHALL SUBMIT REPRODUCIBLE COPIES TO THE LANDLORD FOR THEIR RECORDS.
41. DEFERRED SUBMITTAL APPROVAL:
    a. THE PORTION OF THE PROJECT LISTED BELOW WILL BE CONSTRUCTED USING A DESIGN/BUILD APPROACH. THE DRAWINGS INCLUDED IN THIS PACKAGE ARE PRELIMINARY TO PROVIDE A BASIS FOR BIDDING AND PLANNING. ACTUAL DRAWINGS FOR THE PORTIONS LISTED ARE TO BE PROVIDED BY THE CONTRACTOR AS "DEFERRED SUBMITTAL" DRAWINGS. "DEFERRED SUBMITTAL" DRAWINGS REQUIRE APPROVAL OF BOTH ARCHITECT/ENGINEER AND THE AUTHORITY HAVING JURISDICTION PRIOR TO CONSTRUCTION.
    b. THE PROCEDURE FOR DEFERRED SUBMITTAL IS AS FOLLOWS:
    b.a. CONTRACTOR TO REVIEW AND PROVIDE SUBMITTAL STAMP OF APPROVAL.
    b.b. DEFERRED SUBMITTAL SHALL BE SUBMITTED TO THE ARCHITECT FOR REVIEW.
    b.c. FOLLOWING THE COMPLETION OF THE ARCHITECTS REVIEW THE CONTRACTOR SHALL SUBMIT TO THE AUTHORITY HAVING JURISDICTION.
    b.d. WORK RELATED TO DEFERRED SUBMITTAL ITEMS SHALL NOT BE PERFORMED UNTIL THE DEFERRED SUBMITTAL DOCUMENTS HAVE BEEN APPROVED BY THE AUTHORITY HAVING JURISDICTION.
42. THE CONTRACTOR IS RESPONSIBLE FOR THE FOLLOWING DEFERRED SUBMITTALS:
    ELECTRICAL SERVICE DESIGN
    MECHANICAL SYSTEM DESIGN
    PLUMBING SERVICE DESIGN
    FIRE SUPPRESSION
    FIRE ALARM (WHERE APPLICABLE)
43. DESIGN-BUILD COORDINATION, DESIGN BUILD SERVICES SHALL INCLUDE BOTH NOT BE LIMITED TO THE FOLLOWING:
    ELECTRICAL SERVICE DESIGN
    MECHANICAL SYSTEM DESIGN
    PLUMBING SERVICE DESIGN
    FIRE SUPPRESSION
    FIRE ALARM (APPROVED FIRST BY GENERAL CONTRACTOR)
44. FINAL DESIGN, ENGINEERING AND SHOW DRAWINGS SHALL BE SUBMITTED TO ARCHITECT FOR REVIEW AND APPROVAL PRIOR TO PROCEEDING, SHOP DRAWINGS SHALL INCLUDE ALL MATERIALS, CONFIGURATIONS, ATTACHMENTS, AND FINISHES.

ELECTRICAL GENERAL NOTES:

1. CONTRACTOR AND SUBCONTRACTORS ARE REQUIRED TO REVIEW THE DRAWINGS FOR ALL DIVISIONS OF WORK. CONTRACTOR IS RESPONSIBLE FOR COORDINATION OF THIS WORK AND THE WORK OF ALL SUBCONTRACTORS WITH ALL DIVISIONS OF WORK INCLUDING ELECTRICAL DEMOLITION. IT IS THIS CONTRACTOR'S RESPONSIBILITY TO PROVIDE ALL THE SUBCONTRACTORS WITH A COMPLETE SET OF BID DOCUMENTS
2. ELECTRICAL INFORMATION PROVIDED ON ARCHITECTURAL FLOOR PLANS IS FOR REFERENCE ONLY, ELECTRICAL DESIGN BUILD TO CONFIRM AND COORDINATE ALL WORK.
3. CIRCUITING INDICATED ON PLAN IS PARTIALLY DIAGRAMMATIC FOR CLARITY. CIRCUITING SHALL BE "THRU-WIRING" WHERE AND WHENEVER POSSIBLE.
4. FIELD VERIFY EXACT LOCATION AND ELECTRICAL REQUIREMENTS OF ALL HVAC EQUIPMENT WITH MECHANICAL CONTRACTOR PRIOR TO ORDERING RELATED ELECTRICAL EQUIPMENT.
5. COORDINATE WITH TENANT'S EQUIPMENT POWER REQUIREMENTS.
6. ELECTRICAL CONTRACTOR SHALL MAKE ALL FINAL CONNECTIONS AS REQUIRED FOR A FULLY COMPLETE AND OPERABLE SYSTEM.
7. PROVIDE ELECTRICAL FLOOR PLAN SHOWING ALL OUTLETS, SWITCHES, PANELS AND LIGHTING FOR LANDLORD, TENANT AND ARCHITECT REVIEW.
8. ALL STUB UP DIMENSIONS FROM FINISHED FLOOR TO CENTER OF BOX.
9. EQUIPMENT LISTED ON EQUIPMENT SCHEDULE WILL BE UNCRATED AND SET IN PLACE ONLY. ROUGH IN AND FINAL HOOKUP WILL PERFORMED BY THE ELECTRICAL CONTRACTOR.
10. ALL ELECTRICAL OUTLETS AND CONNECTIONS TO BE GROUNDED TYPE.
11. ELECTRICAL CONTRACTOR TO FURNISH DISCONNECTS WHERE CODE REQUIRES.
12. EQUIPMENT LISTED ON THE EQUIPMENT SCHEDULE DOES NOT INCLUDE ELECTRICAL FITTINGS SUCH AS RELAYS OR DISCONNECTS TO THE ELECTRICAL SERVICE.
13. PLUGS SHOULD ENTER RECEPTACLE FROM THE DIMENSION SIDE OF SYMBOLS UNLESS NOTED OTHERWISE.

MECHANICAL GENERAL NOTES:

1. CONTRACTOR IS REQUIRED TO REVIEW THE DRAWINGS OF ALL DIVISIONS OF WORK. CONTRACTOR IS RESPONSIBLE FOR COORDINATION OF THIS WORK AND THE WORK OF ALL SUBCONTRACTORS WITH ALL DIVISIONS OF WORK. IT IS THIS CONTRACTOR'S RESPONSIBILITY TO PROVIDE ALL THE SUBCONTRACTORS WITH A COMPLETE SET OF BID DOCUMENTS
2. THE CONTRACTOR SHALL FURNISH AND INSTALL ANY ADDITIONAL STRUCTURAL STEEL REQUIRED TO SUPPORT ANY MECHANICAL EQUIPMENT. THIS CONTRACTOR SHALL COORDINATE LOCATIONS AND REQUIREMENTS WITH THE GENERAL CONTRACTOR AND LANDLORD PRIOR TO BID.
3. THE CONTRACTOR SHALL ENSURE ALL EQUIPMENT, PIPING AND DUCTWORK NOT BEING USED OR SHOWN TO REMAIN IS FULLY REMOVED AND NOT ABANDONED.
4. ALL ROOF PATCHING TO BE BY LANDLORD APPROVED ROOFING CONTRACTOR. NO EXCEPTIONS.

PLUMBING GENERAL NOTES:

1. EQUIPMENT SCHEDULE DOES NOT SPECIFY ANY PLUMBING FIXTURES SUCH AS GREASE TRAPS, FAUCETS, PRESSURE REDUCING VALVES, ETC. NOR DOES IT INCLUDE FINAL CONNECTION TO SERVICE. PLUMBING CONTRACTOR TO PROVIDE IF NECESSARY.
2. PLUMBING REQUIREMENTS SHOWN ONLY FOR ITEMS LISTED ON EQUIPMENT SCHEDULE.
3. PLUMBING CONTRACTOR TO PROVIDE ROUGH-IN AND FINAL CONNECT.
4. ALTHOUGH FLOOR DRAINS MAY BE SHOWN IN PLANS, PROVIDE ALL REQUIRED FLOOR DRAINS PER THE PLUMBING CODE.

REFLECTED CEILING GENERAL NOTES:

1. CONTRACTOR SHALL COORDINATE THE WORK OF ALL TRADES INVOLVING THE CEILING WORK TO INSURE CLEARANCES FOR FIXTURES, DUCTS, PIPING, CEILING SUSPENSION SYSTEMS, ETC. NECESSARY TO MAINTAIN THE FINISHED CEILING HEIGHTS INDICATED ON PROJECT PLANS.
2. PERIMETER CEILING ANGLE WHERE OCCURS, SHALL BE INSTALLED TIGHT TO PARTITION SURFACES, FREE FROM CURVES, BREAKS AND OTHER IRREGULARITIES.
3. LIGHT FIXTURES, EXIT SIGNS AND OTHER CEILING ELEMENTS SHALL BE LOCATED IN CENTER OF INDIVIDUAL CEILING TILE U.N.O. OR AS DIRECTED BY ARCHITECT.
4. PROVIDE CEILING ACCESS AS REQUIRED FOR EQUIPMENT AND SYSTEMS MAINTENANCE. VERIFY MANUFACTURER RECOMMENDATIONS.
5. ELECTRICAL CONTRACTOR TO PROVIDE ALL SWITCHES, DIMMERS AND PLATES AS REQUIRED BY DESIGN, LOCATED 48" A.F.F. TO CENTER OF SWITCH, 6" FROM DOOR FRAME. U.O.N. MULTIPLE SWITCHES AT ONE LOCATION SHALL BE GANGED TOGETHER AND FURNISHED WITH ONE COVER PLATE.
6. THE REFLECTED CEILING PLAN INDICATES THE LOCATION OF CEILING TYPES, CEILING FIXTURES LIGHT SWITCHES AND ASSOCIATED ITEMS.
7. CONTRACTOR TO NOTIFY ARCHITECT OF ANY CONFLICT OF LIGHT FIXTURE LOCATIONS WITH MAIN RUNNERS, DUCTS, ETC. PRIOR TO INSTALLATION.
8. VERIFY FIELD CONDITIONS AND LOCATIONS OF ALL PLUMBING, MECHANICAL DUCTS, STRUCTURAL ELEMENTS AND ANY AND ALL OTHER APPLICABLE ITEMS. INSTALL NEW PLUMBING, MECHANICAL FANS, DUCTS, CONDUITS, AND OTHER RELATED ITEMS SO AS TO NOT CONFLICT WITH LIGHTS AND ANY UNIQUE FIELD CONDITIONS.
9. FURNISH AND INSTALL UNDERWRITERS LABORATORY, INC. (UL) LABELED DEVICES THROUGHOUT.
10. ANY LIGHTING CONTROL SYSTEMS WHICH UTILIZE AN AUTOMATIC TIME SWITCH, OCCUPANT-SENSING DEVICE, AUTOMATIC DAYLIGHT CONTROL DEVICE, LUMEN MAINTENANCE CONTROL DEVICE OR INTERIOR PHOTOCELL SENSOR, SHALL BE INSTALLED IN ACCORDANCE WITH THE MANUFACTURERS INSTRUCTION.
11. AUTOMATIC DAYLIGHT CONTROL DEVICES AND LUMEN MAINTENANCE CONTROL DEVICES SHALL ONLY CONTROL LUMINARIES IN THE DAY LIT AREA AND HAVE PHOTOCELL SENSORS THAT ARE EITHER CEILING MOUNTED OR LOCATED SO THAT THEY ARE ACCESSIBLE ONLY TO AUTHORIZED PERSONNEL.
12. ALL ACT CEILING GRID SUPPORT WIRES TO BE ATTACHED TO THE TOP CHORD OF THE TRUSS ABOVE.

COM-CHECK NOTES:

1. EXIT SIGNS. INTERNALLY ILLUMINATED EXIT SIGNS SHALL NOT EXCEED 5 WATTS PER SIDE.
2. DAYLIGHT ZONE CONTROL. ALL DAYLIGHT ZONES ARE PROVIDED WITH INDIVIDUAL CONTROLS THAT CONTROL THE LIGHTS INDEPENDENT OF GENERAL AREA LIGHTING IN THE NON-DAYLIGHT ZONE. IN ALL INDIVIDUAL DAYLIGHT ZONES LARGER THAN 350 SQ.FT., AUTOMATIC DAYLIGHT CONTROLS IS PROVIDED. AUTOMATIC DAYLIGHT SENSING CONTROLS REDUCE THE LIGHT OUTPUT OF THE CONTROLLED LUMINARIES AT LEAST 50 PERCENT, AND PROVIDE AN AUTOMATIC OFF CONTROL, WHILE MAINTAINING A UNIFORM LEVEL OF ILLUMINATION. CONTIGUOUS DAYLIGHT ZONES ADJACENT TO VERTICAL FENESTRATION MAY BE CONTROLLED BY A SINGLE CONTROLLING DEVICE PROVIDED THAT THEY DO NOT INCLUDE ZONES FACING MORE THAN TWO ADJACENT CARDINAL ORIENTATIONS (I.E., NORTH, EAST, SOUTH, WEST). DAYLIGHT ZONES UNDER SKYLIGHTS SHALL BE CONTROLLED SEPARATELY FROM DAYLIGHT ZONES ADJACENT TO VERTICAL FENESTRATION.
3. INTERIOR LIGHTING CONTROLS. AT LEAST ONE LOCAL SHUTOFF LIGHTING CONTROL HAS BEEN PROVIDED FOR EVERY 2,000 SQUARE FEET OF LIT FLOOR AREA AND EACH AREA ENCLOSED BY WALLS OR FLOOR-TO-CEILING PARTITIONS. THE REQUIRED CONTROLS ARE LOCATED WITHIN THE AREA SERVED BY THE CONTROLS OR ARE A REMOTE SWITCH THAT IDENTIFIES THE LIGHTS SERVED AND INDICATES THEIR STATUS.
4. SLEEPING UNIT CONTROLS. MASTER SWITCH AT ENTRY TO HOTEL/MOTEL GUEST ROOM.
5. EGRESS LIGHTING. EGRESS ILLUMINATION IS CONTROLLED BY A COMBINATION OF LISTED EMERGENCY RELAY AND OCCUPANCY SENSORS TO SHUT OFF DURING PERIODS THAT THE BUILDING SPACE SERVED BY THE MEANS OF EGRESS IS UNOCCUPIED.
6. ADDITIONAL CONTROLS. EACH AREA THAT IS REQUIRED TO HAVE A MANUAL CONTROL SHALL HAVE ADDITIONAL CONTROLS THAT MEET THE REQUIREMENTS OF SECTIONS 505.2.2.1 AND 505.2.2.2.
7. LIGHT REDUCTION CONTROLS. EACH SPACE REQUIRED TO HAVE A MANUAL CONTROL ALSO ALLOWS FOR REDUCING THE CONNECTED LIGHTING LOAD BY AT LEAST 50 PERCENT BY EITHER
    1) CONTROLLING (DIMMING OR MULTI-LEVEL SWITCHING) ALL LUMINARIES; OR
    2) DUAL SWITCHING OF ALTERNATE ROWS OF LUMINARIES, ALTERNATE LUMINARIES, OR ALTERNATE LAMPS; OR
    3) SWITCHING THE MIDDLE LAMP LUMINARIES INDEPENDENTLY OF OTHER LAMPS; OR
    4) SWITCHING EACH LUMINAIRE OR EACH LAMP.
8. BUILDINGS LARGER THAN 2,000 SQUARE FEET ARE EQUIPPED WITH AN AUTOMATIC CONTROL DEVICE TO SHUT OFF LIGHTING IN THOSE AREAS. THIS AUTOMATIC CONTROL DEVICE SHALL FUNCTION ON EITHER:
    1) A SCHEDULED BASIS, USING TIME-OF-DAY, WITH AN INDEPENDENT PROGRAM SCHEDULE THAT CONTROLS THE INTERIOR LIGHTING IN AREAS THAT DO NOT EXCEED 10,000 SQUARE FEET AND ARE NOT MORE THAN ONE FLOOR; OR
    2) AN OCCUPANT SENSOR THAT SHALL TURN LIGHTING OFF WITHIN 30 MINUTES OF AN OCCUPANT LEAVING A SPACE; OR
    3) A SIGNAL FROM ANOTHER CONTROL OR ALARM SYSTEM THAT INDICATES THE AREA IS UNOCCUPIED.
9. OCCUPANCY SENSORS IN ROOMS THAT INCLUDE DAYLIGHT ZONES ARE REQUIRED TO HAVE MANUAL ON ACTIVATION.
10. AN OCCUPANT SENSOR CONTROL DEVICE IS INSTALLED THAT AUTOMATICALLY TURNS LIGHTING OFF WITHIN 30 MINUTES OF ALL OCCUPANTS LEAVING A SPACE.
11. ADDITIONAL CONTROLS. AN OCCUPANT SENSOR CONTROL DEVICE THAT AUTOMATICALLY TURNS LIGHTING OFF WITHIN 30 MINUTES OF ALL OCCUPANTS LEAVING A SPACE OR A LOCALLY ACTIVATED SWITCH THAT AUTOMATICALLY TURNS LIGHTING OFF WITHIN 30 MINUTES OF BEING ACTIVATED IS INSTALLED IN ALL STORAGE AND SUPPLY ROOMS UP TO 1000 SQUARE FEET.
12. OCCUPANT OVERRIDE. AUTOMATIC LIGHTING SHUTOFF OPERATING ON A TIME-OF-DAY SCHEDULED BASIC INCORPORATES AN OVERRIDE SWITCHING DEVICE THAT: 1) IS READILY ACCESSIBLE, 2) IS LOCATED SO THAT A PERSON USING THE DEVICE CAN SEE THE LIGHTS OR THE AREA CONTROLLED BY THAT SWITCH, ORSO THAT THE AREA BEING LIT IS ANNUNCIATED, 3) IS MANUALLY OPERATED, 4) ALLOWS THE LIGHTING TO REMAIN ON FOR NO MORE THAN 2 HOURS WHEN AN OVERRIDE IS INITIATED, AND 5) CONTROLS AN AREA NOT EXCEEDING 2,000 SQUARE FEET.
13. AUTOMATIC HOLIDAY SCHEDULING FEATURE THAT TURNS OFF ALL LOADS FOR AT LEAST 24 HOURS, THEN RESUMES THE NORMALLY SCHEDULED OPERATION.
14. EXTERIOR LIGHTING CONTROLS. LIGHTING NOT DESIGNATED FOR DUSK-TO-DAWN OPERATION SHALL BE CONTROLLED BY EITHER A COMBINATION OF A PHOTOSENSOR AND A TIME SWITCH, OR AN ASTRONOMICAL TIME SWITCH. LIGHTING DESIGNATED FOR DUSK-TO-DAWN OPERATION SHALL BE CONTROLLED BY AN ASTRONOMICAL TIME SWITCH OR PHOTOSENSOR.
15. TANDEM WIRING. THE FOLLOWING LUMINAIRES LOCATED WITHIN THE SAME AREA SHALL BE TANDEM WIRED:
    a. FLUORESCENT LUMINAIRES EQUIPPED WITH ONE, THREE OR ODD-NUMBERED LAMP CONFIGURATIONS, THAT ARE RECESS-MOUNTED WITHIN 10 FEET CENTER-TO-CENTER OF EACH OTHER.
    b. FLUORESCENT LUMINAIRES EQUIPPED WITH ONE, THREE OR ANY ODD-NUMBERED LAMP CONFIGURATION, THAT ARE PENDANT- OR SURFACE-MOUNTED WITHIN 1 FOOT EDGE- TO-EDGE OF EACH OTHER.
16. MEDICAL TASK LIGHTING OR ART/HISTORY DISPLAY LIGHTING CLAIMED TO BE EXEMPT FROM COMPLIANCE HAS A CONTROL DEVICE INDEPENDENT OF THE CONTROL OF THE NONEXEMPT LIGHTING.
17. EACH DWELLING UNIT IN A BUILDING IS METERED SEPARATELY.

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT
4449
GENE G. BOLANTE
SALEM, OREGON
STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-47
DATE: 22 JUN 2016

REVISIONS
1 DATE: 15 JUL 2016 CITY COMMENTS
2 DATE: 2 SEP 2016 CITY COMMENTS

TENANT IMPROVEMENT FOR:
MJAI OREGON 3 LLC
2505 LIBERTY ST NE, SALEM, OR. #300 & #120

SHEET:
G1

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	30

43'-8 1/2"
8'-10 3/4"
3 1/2"
22'-2 3/8"
3 1/2"
4'-2"
3 1/2"
7'-6 7/8"
LOBBY
101
DISPLAY
108
DISPLAY
109
101 A (E)
102 A (E)
101B
W-1
W-2
108
109
EQ
1'-10"
7'-0"
3'-6"
3'-0"
3 1/2"
SALES
102
STARBUCKS (B OCCUPANCY)
LAUNDROMAT (B OCCUPANCY)
DATE:
2 SEP 2016
REVISE EGRESS
50'-0 1/2"
9'-10 1/4"
16'-6 3/4"
29'-5 1/4"
57'-4"
24'-3 3/4"
12'-4 1/8"
102B (E)
EXISTING TOILET
107
107 (E)
106 (E)
EXISTING TOILET
106
102C (E)
CLONEROOM
105
105A (E)
105B (E)
5'-6"
17'-0 1/4"
4'-6"
44" MIN
A1
103 (E)
EXISTING TOILET
103
104A
104B (E)
OFFICE
104
6'-3 7/8"
4'-4 3/4"
15'-2 3/8"
17'-9 1/2"

1 FLOOR PLAN
0' 1' 2' 4' 8' 12'
1/4" = 1'-0"

EXISTING ROOF STRUCTURE.
SUSPENDED ACOUSTICAL TILE CEILING.
EXTEND END STUDS TO UNDERSIDE OF STRUCTURE.
HALF-HEIGHT WALL PROVIDES 44" EGRESS AISLE PER OSSC 1014.2.
3'-6"

2 HALF HEIGHT WALL ELEVATION
0' 1' 2' 4' 8' 12'
1/4" = 1'-0"

FLOOR PLAN NOTES:

1. RECEPTION PASS-THROUGH SLIDER WINDOW.
2. EXISTING STOREFRONT ASSEMBLY, AT EXISTING GLAZING VERIFY GLASS MANUFACTURER APPLICAITON OF FROSTED TINT, COORINATE WITH TENANT.
3. REMOVE PORTION OF DEMISING WALL AS SHOWN.
4. EXISTING DEMISING WALL, NO WORK, ASSUMED ONE HOUR RATING.
5. EXISTING WATER HEATER TO REMAIN.
6. 3'-6" HIGH WALL TO PROVIDE 44" EGRESS AISLE PER OSSC 1014.2. EXTEND STUDS TO STRUCTURE AT EACH END.

△2 DATE: 2 SEP 2016 NOTE ADDED

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT 4449 GENE G. BOLANTE SALEM, OREGON STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-47
DATE: 22 JUN 2016

REVISIONS

△1 DATE: 15 JUL 2016 CITY COMMENTS
△2 DATE: 2 SEP 2016 CITY COMMENTS

TENANT IMPROVEMENT FOR: MJAI OREGON 3 LLC

2505 LIBERTY ST NE, SALEM, OR. #300 & #120

SHEET: A1

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	31

EM
A
B
X
DATE: 15 JUL 2016
EXIT CLARIFICATION

CEILING PLAN LEGEND:

- EXISTING SUSPENDED ACOUSTICAL TILE CEILING ASSEMBLY. REPAIR/REPLACE DAMAGED TILES, REPAIR DAMAGED GRID SYSTEMS.
- EXISTING GYPSUM BOARD CEILING. PATCH AND REPAIR AS REQUIRED.
- A — 24" X 48" RECESSED LED LIGHT FIXTURE. LITHONIA 2VTL4, 6000 LUMENS, 3000K COLOR TEMP, 52W TOTAL.
- B — 12" X 48" SURFACE-MOUNTED LED LIGHT FIXTURE. LITHONIA 2VTL2, 3300 LUMENS, 3000K COLOR TEMP, 34W TOTAL.
- EXHAUST FAN, DIRECT VENT TO EXTERIOR.
- X — ILLUMINATED EXIT SIGN.
- EM — EMERGECY EGRESS LIGHTING. ENSURE MINIMUM 1 FOOT CANDLE AT EXIT PATH. ADDITIONAL LIGHTS MAY BE REQUIRED.

1 REFLECTED CEILING PLAN

0' 1' 2' 4' 8' 12'

1/4" = 1'-0"

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT 4449 GENE G. BOLANTE SALEM, OREGON STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-47
DATE: 22 JUN 2016

REVISIONS

1	DATE:	15 JUL 2016 CITY COMMENTS
2	DATE:	2 SEP 2016 CITY COMMENTS

TENANT IMPROVEMENT FOR:
MJAI OREGON 3 LLC
2505 LIBERTY ST NE, SALEM, OR. #300 & #120

SHEET:
A2

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	32

SEE SCHEDULE
2"
2"
SEE SCHEDULE
2 A3
3 A3
4 A3
3'-0"
2'-0"
3'-0"
SIM
HM OR VINYL SLIDING WINDOW ASSEMBLY WITH LOCK. PROVIDE TEMPERED GLASS.
4'-9"
1'-0"
7'-0"
D-1
F-1
H/M
W-1
W-2

1 DOOR/WINDOW ELEVATIONS
1/2" = 1'-0"

INTERIOR WOOD STUD WALL. SEE PLANS FOR WALL TYPE DESIGNATIONS.
HOLLOW METAL DOOR FRAME.
HOLLOW METAL FRAME TO WRAP OVER WALL FINISH AS SHOWN. VERIFY FRAME DEPTH PER EACH CONDITION.
INTERIOR DOOR PER DOOR SCHEDULE.

2 INTERIOR HOLLOW METAL DOOR HEAD
3" = 1'-0"

INTERIOR WOOD STUD WALL. SEE PLANS FOR WALL TYPE DESIGNATIONS.
HOLLOW METAL DOOR FRAME.
HOLLOW METAL FRAME TO WRAP OVER WALL FINISH AS SHOWN. VERIFY FRAME DEPTH PER EACH CONDITION.
INTERIOR DOOR PER DOOR SCHEDULE.

3 INTERIOR HOLLOW METAL DOOR JAMB
3" = 1'-0"

DOOR PER SCHEDULE.
FLOOR FINISH AS SELECTED.
EXISTING SUBFLOOR.

4 DOOR BOTTOM DETAIL
3" = 1'-0"

2"
5/8" SEE NOTE 2
1/2"
1 9/16"
VARIES
1 15/16"
HOLLOW METAL FRAME.
DOOR AS OCCURS.
3/4"
GLAZING IN RELITE AS OCCURS (SEE SCHEDULE FOR TYPE).
5/8" HOLLOW METAL GLAZING STOP AS OCCURS - SEE NOTE 2 ABOVE.

NOTES:
1 - GROUT ALL WELDED HOLLOW METAL DOOR FRAMES PRIOR TO INSTALLATION.
2 - REFER TO DOOR SCHEDULE FOR RATED DOORS WHICH REQUIRE 3/24" STOPS.

5 TYPICAL HOLLOW METAL DETAIL
3" = 1'-0"

NEW PARTITION WALL AS DETAILED.
PRIME AND PAINT EACH SIDE OF WALL..
ANODIZED FINISHED END CAP.
BLACK NEOPRENE FILLER.

6 WALL AT WINDOW MULLION DETAIL
1 1/2" = 1'-0"

DOOR SCHEDULE

DOOR #	LOCATION	WIDTH	HEIGHT	THK.	MAT'L	ELEV	FRAME	HEAD	JAMB	SILL	HDWRE.	REMARKS
101 A (E)	ENTRY	3' - 0"	7' - 0"	1 3/4"	ALUM.	-	-	-	-	-	HW-3	
101B	LOBBY	3' - 0"	6' - 8"	1 3/4"	WD.	D-1	F-1	2/A3	3/A3	4/A3	HW-1	-
102 A (E)	SALES	3' - 0"	7' - 0"	1 3/4"	ALUM.	-	-	-	-	-	HW-3	
102B (E)	SALES	3' - 0"	6' - 8"	1 3/4"	WD.	-	-	-	-	-	HW-2	EXISTING HARDWARE. MATCH HW-2
102C (E)	HALLWAY	3' - 0"	6' - 8"	1 3/4"	WD.	-	-	-	-	-	HW-2	EXISTING HARDWARE. MATCH HW-2
103 (E)	TOILET	3' - 0"	6' - 8"	1 3/4"	WD.	-	-	-	-	-	HW-4	-
104A	OFFICE	3' - 0"	6' - 8"	1 3/4"	WD.	D-1	F-1	2/A3	3/A3	4/A3	HW-1	-
104B (E)	OFFICE	1' - 8"	6' - 8"	1 3/4"	WD.	-	-	-	-	-	HW-2	EXISTING HARDWARE. MATCH HW-2
105A (E)	CLONEROOM	3' - 0"	6' - 8"	1 3/4"	WD.	-	-	-	-	-	HW-5	EXISTING HARDWARE. MATCH HW-5.
105B (E)	CLONEROOM	3' - 0"	7' - 0"	1 3/4"	WD.	-	-	-	-	-	HW-3	-
106 (E)	TOILET	3' - 0"	6' - 8"	1 3/4"	WD.	-	-	-	-	-	HW-4	-
107 (E)	TOILET	3' - 0"	6' - 8"	1 3/4"	WD.	-	-	-	-	-	HW-4	-
108	DISPLAY	2' - 6"	4' - 0"	1 3/4"	WD.	AA	F-1	2/A3	3/A3	4/A3	HW-2	-
109	DISPLAY	2' - 6"	4' - 0"	1 3/4"	WD.	D-1	F-1	2/A3	3/A3	4/A3	HW-2	-

DOOR HARDWARE SCHEDULE

HW-1	HW-2	HW-3	HW-4
OFFICE LOCKSET, LEVER HANDLE, (3) HINGES, KICK PLATE, SILENCERS, WALL STOP	STORAGE LOCKSET, LEVER HANDLE, (3) HINGES, SILENCERS, WALL STOP	EXISTING DOOR. VERIFY WORKING CONDITION, PROVIDE PANIC HARDWARE	EXISTING DOOR. VERIFY WORKING CONDITION. PROVIDE PANIC HARDWARE, ENSURE PRIVACY LOCK.

HW-5
LEVER HANDLE, (3) HINGES, KICK PLATE, SILENCERS, WALL STOP

2 DATE: 2 SEP 2016 DOOR 105A HARDWARE

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT 4449 GENE G. BOLANTE SALEM, OREGON STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT #: 2016-47
DATE: 22 JUN 2016

REVISIONS
1 DATE: 15 JUL 2016 CITY COMMENTS
2 DATE: 2 SEP 2016 CITY COMMENTS

TENANT IMPROVEMENT FOR: MJAI OREGON 3 LLC
2505 LIBERTY ST NE, SALEM, OR. #300 & #120

SHEET:
A3

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	33

UNDERSIDE OF FLOOR OR ROOF STRUCTURE ABOVE
NO. 12 GA. VERTICAL WIRE HANGER, TURN CEILING GRID LEVEL PRIOR TO SETTING TUBE
VERTICAL COMPRESSION STRUT
DRILL 5/32" HOLE AND INSTALL 1/8" BOLT AND LOCKING NUT TO SECURE ONE TUBE TO THE OTHER LAP TUBES 4" MIN. IN FULLY EXTENDED POSITION
"EMT" SLEEVE
SPLAYED BRACING WIRES
MAIN RUNNER
INDEPENDENT CADY SUPPORT CLIP @ EACH LIGHT FIXTURE CONNECTION
CROSS TEE
SLOT END OF TUBE TO FIT OVER CEILING RUNNER

VERTICAL COMPRESSION STRUTS

1. UP TO 8'-0" USE 1- 3 5/8" 25 GA. MTL. STUD @ 12" 0.C.
2. 8'-0" TO 10'-0" USE 2- 1 5/8" 25 GA. MTL. STUDS @ 12'-0" O.C. FASTENED BACK TO BACK AT EA. SIDE OF MAIN RUNNER, TYP.
3. 10'-0" TO 15'-0" USE 2- 2 1/2" 25 GA. MTL. STUDS @ 12'-0" O.C. FASTEN SAME AS NOTE #2 ABOVE
4. ALTERNATE: UP TO 5'-0" USE 3/4"ø EMT CONDUIT

UNDERSIDE OF FLOOR OR ROOF STRUCTURE ABOVE
NO. 12 GA. VERTICAL WIRE HANGER, TURN CEILING GRID LEVEL PRIOR TO SETTING TUBE
VERTICAL COMPRESSION STRUT
DRILL 5/32" HOLE AND INSTALL 1/8" BOLT AND LOCKING NUT TO SECURE ONE TUBE TO THE OTHER LAP TUBES 4" MIN. IN FULLY EXTENDED POSITION
"EMT" SLEEVE
SPLAYED BRACING WIRES
RMX 12 MAIN TEE
INDEPENDENT CADY SUPPORT CLIP @ EACH SUSPENDED LIGHT FIXTURE CONNECTION
GYPSUM PANEL
MAIN RUNNER
RCX 4 CROSS CHANNEL AT 24" O.C.
SLOT END OF TUBE TO FIT OVER CEILING RUNNER

VERTICAL COMPRESSION STRUTS

1. UP TO 8'-0" USE 1- 3 5/8" 25 GA. MTL. STUD @ 12" 0.C.
2. 8'-0" TO 10'-0" USE 2- 1 5/8" 25 GA. MTL. STUDS @ 12'-0" O.C. FASTENED BACK TO BACK AT EA. SIDE OF MAIN RUNNER, TYP.
3. 10'-0" TO 15'-0" USE 2- 2 1/2" 25 GA. MTL. STUDS @ 12'-0" O.C. FASTEN SAME AS NOTE #2 ABOVE
4. ALTERNATE: UP TO 5'-0" USE 3/4"ø EMT CONDUIT

NOTES:

[1] THE WIDTH OF THE PERIMETER SUPPORTING CLOSURE ANGLE SHALL BE NOT LEASS THAN 2.0 IN. IN EACH ORTHAGONAL HORIZONTAL DIRECTION, ONE END OF THE CEILING GRID SHALL BE ATTACHED TO THE CLOSURE ANGLE. THE OTHER END IN EACH HORIZONTAL DIRECTION SHALL HAVE A3/4" CLEARANCE FROM THE WALL AND SHALL REST UPON AND BE GFREE TO SLIDE ON A CLOSURE ANGLE

[2] FOR CEILING AREAS EXCEEDING 1000 FT², HORIZONTAL RESTRAINT OF THE CEILING TO THE STRUCTURAL SYSTEM SHALL BE PROVIDED. THE TRIBUTARY AREAS OF THE HORIZONTAL RESTRAINTS SHALL BE APPROXIMATELY EQUAL.
EXCEPTION: RIGID BRACES ARE PERMITTED TO BE USED INSTEAD OF DIAGONAL SPLAY WIRES. BRACES AND ATTACHMENTS TO THE STRUCTURAL SYSTEM ABOVE SHALL BE ADEQUATE TO LIMIT RELATIVE LATERAL DEFLECTIONS AT POINT OF ATTACHMENT OF CEILING GRID TO LESS THAN1/4" FOR THE LOADS PRESCRIBED CHAPTER 7.

[3] FOR CEILING AREAS EXCEEDING 2500 FT², A SEISMIC SEPARATION
JOINT OR FULL HEIGHT PARTITION THAT BREAKS THE CEILING UP INTO AREAS NOT EXCEEDING 2500 FT² SHALL BE PROVIDED UNLESS STRUCTURAL ANALYSES ARE PERFORMED OF THE CEILING BRACING SYSTEM FOR THE PRESCRIBED SEISMIC FORCES WHICH DEMONSTRATE CEILING SYSTEM PENETRATIONS AND CLOSURE ANGLES PROVIDE SUFFICIENT CLEARANCE TO ACCOMODATE THE ADDITIONAL MOVEMENT. EACH AREA SHALL BE PROVIDED WITH CLOSURE ANGLES IN ACCORDANCE WITH ITEM 1 AND HORIZONTAL RESTRAINTS OR BRACING IN ACCORDANCE WITH ITEM 2.

[4] EXCEPT WHERE RIGID BRACES ARE USED TO LIMIT LATERAL DEFLECTIONS, SPRINKLER HEAD AND OTHER PENETRATIONS SHALL HAVE A 2" OVERSIZE RING, SLEEVE, OR ADAPTER THROUGH THE CEILING TILE TO ALLOW FOR FREE MOVEMENT OF AT LEAST 1" IN ALL HORIZONTAL DIRECTIONS. ALTERNATIVELY, A SWING JOINT THAT CAN ACCOMODATE 1" OF CEILING MOVEMENT IN ALL HORIZONTAL DIRECTIONS ARE PERMITTED TO BE PROVIDED AT THE TOP OF THE SPRINKLER HEAD EXTENSION.

[5] CHANGES IN CEILING PLAN ELEVATION SHALL BE PROVIDED WITH POSITIVE BRACING.

[6] CABLE TRAYS AND ELECTRICAL CONDUITS SHALL BE SUPPORTED INDEPENDENTLY OF THE CEILING.

[7] SUSPENDED CEILING SHALL BE SUBJECT TO THE SPECIAL INSPECTION REQUIREMENTS OF CHAPTER 1.

[8] ALL SUPPORT WIRES TO BE ATTACHED TO THE TOP CHORD OF THE TRUSS ABOVE.

1 TYP. LIGHT FIXTURE BRACING DETAIL
0' 1' 2' 4' 8' 12' — 1/4" = 1'-0"

4'-0" MAX.
3/8" MIN.
12'-0"
4'-0"
SEE PLAN
6'-0"
12'-0"
4'-0"
1

NOTES:
1. CEILING TO BE TIED TO TWO ADJACENT WALLS CEILING TO BE INDEPENDENT OF TWO OTHER WALLS
2. SUSPENDED CEILING SUPPORT AND SPLAY WIRES TO BE WITHIN 4'-0" OF PERIMETER WALLS AND 12'-0" O.C., E.W.

SUSPENDED CEILING GRID

ACOUSTICAL LAY-IN CEILING TILE
(4) 12 GAUGE SUPPORT WIRES PER FIXTURE
(2) 12 GAUGE BLACK WIRES PER FIXTURE
ACOUSTICAL LAY-IN CEILING TILE
HEAVY DUTY T-BAR GRID SYSTEM
LIGHT FIXTURE

2 TYP. LIGHT FIXTURE BRACING DETAIL (REPLACED GRID)
0' 1' 2' 4' 8' 12' — 1/4" = 1'-0"

PARTITION NOTES:

1. SEE FLOOR PLAN DRAWINGS FOR WALL TYPE LOCATIONS.
2. SEE REFLECTED CEILING PLAN DRAWINGS FOR HORIZONTAL RATED LOCATIONS.
3. PROVIDE ACOUSTIC SEAL AT PERIMETER AND PENETRATIONS OF SOUND RATED PARTITIONS AND OTHER CONSTRUCTION AS REQUIRED TO ACHIEVE STC RATING INDICATED.
4. MAINTAIN FIRE RATING OF WALLS AROUND FIRE EXTINGUISHER CABINETS, AND OTHER RECESSED ITEMS.
5. FRAME AROUND BEAMS AND OTHER STRUCTURAL ELEMENTS WHEN THEY OCCUR WITHIN THE SPACE OF A FIRE RATED OR ACOUSTICAL PARTITION.
6. WHEN FRAMING CONTINUES PAST INTERMEDIATE STRUCTURE (AS IN MULTI-STORY STAIR ENCLOSURES AND SIMILAR CONDITIONS), ATTACHMENT TO INTERMEDIATE STRUCTURE SHALL BE WITH A SLOTTED CONNECTION OR OTHER MEANS SO THAT THE STRUCTURAL DEFLECTION WILL NOT TRANSFER LOADS TO FRAMING.
7. PLAN DIMENSIONS ARE TO FACE OF FRAMING, OR CENTERLINE OF COLUMN UNLESS OTHERWISE NOTED.
8. SEE FINISH SCHEDULE, INTERIOR ELEVATIONS, AND DETAILS FOR FINISHES AND SPECIAL CONDITIONS.
9. SEE STRUCTURAL DRAWINGS FOR PLYWOOD PANEL FACE LOCATION AT SHEAR-WALL CONDITIONS.
10. AT ALL SMOKE PARTITIONS, PROVIDE SMOKE SEALING JOINTS AT FLOOR, CEILING, EACH SIDE OF THE PARTITION, AND AT PENETRATION FIRE-STOPPING AT ANNULAR SPACE SURROUNDING PENETRATION OF PARTITION FOR DUCTS, PIPING, CONDUITS, ETC. WITH PENETRATION FIRE-STOPPING PER SECTION 078413 TO RESIST THE FREE PASSAGE OF FLAME AND THE PRODUCTS OF COMBUSTION.

PARTITION HEIGHT / RATING DIAGRAM

STRUCTURE
CEILING
INDICATES STUD
INDICATES FIRE RATING
INDICATES GYPSUM BOARD
FLOOR
a
b
c
d, e
f
g, h, i, k
s

PARTITION TYPE PLAN SYMBOL

PARTITION CONFIGURATION
FRAMING SIZE
PARTITION HEIGHT / RATING
PARTIAL HEIGHT
PARTITION TYPE SYMBOL ON NOTED SIDE (TYPICAL)

FRAMING SIZE DESIGNATION

0	=	7/8" FURRING	
1	=	1-5/8"	(2" NOM. IF WOOD STUD)
2	=	2-1/2"	
3	=	3-5/8"	
4	=	4"	(4" NOM. IF WOOD STUD)
5	=	5-1/2"	
6	=	6"	(6" NOM. IF WOOD STUD)
8	=	8"	(8" NOM. IF WOOD STUD

PROVIDE FIREBLOCKING IN ALL CONCEALED SPACES AND DOUBLE STUD WALL ASSEMBLIES IN ACCORDANCE WITH OSSC 717.2: SEE SPECIFICATIONS.

PARTITION HEIGHT / RATING LEGEND (SEE DIAGRAM NEXT COLUMN)

a = NON-RATED PARTIAL HEIGHT PARTITION (SEE PLAN FOR TOP OF PARTITION HEIGHT).
b = NON-RATED TO UNDERSIDE OF CEILING.
c = NON-RATED, EXTEND GYPSUM BOARD TO 6" ABOVE CEILING AND BRACE STUDS AS REQUIRED TO STRUCTURE.
d = NON-RATED, EXTEND STUDS AND GYPSUM BOARD TO UNDERSIDE OF STRUCTURE ABOVE.
e = NON-RATED, EXTEND STUDS AND GYPSUM BOARD FROM C.I.P. CONCRETE SLAB TO UNDERSIDE OF STRUCTURE ABOVE. SEAL BOTTOM TRACK TO SLAB WITH SEALANT.
f = NON-RATED, EXTEND STUDS TO UNDERSIDE OF STRUCTURE ABOVE. EXTEND GYPSUM BOARD TO 4" ABOVE CEILING ON ONE SIDE AND EXTEND TO STRUCTURE ON THE OTHER.
g = (1) HOUR FIRE-RATED.
h = (2) HOUR FIRE-RATED.
i = (3) HOUR FIRE-RATED.
k = (4) HOUR FIRE-RATED.
s = SMOKE PARTITION.

UNDERSIDE OF EXISTING STRUCTURE.
12" SECTION OF TRACK ANCHORED TO STRUCTURE.
#8 SCREW EA. SIDE.
4" 20 GA. METAL STUD DIAGONALLY BRACED FROM STRUCTURE ABOVE TO WALL - DO NOT ATTACH TO CEILING GRID ASSEMBLY. WALL TO BE INDEPENDENT OF CEILING. ANGLE NOT TO BE GREATER THAN 60 DEGREES AND LESS THAN 45 DEGREES FROM THE HORIZONTAL BRACE AT 4'-0".
* PARTITIONS THAT ARE TIED TO THE CEILING AND ALL PARTITIONS GREATER THAN 6'-0" IN HEIGHT SHALL BE LATERALLY BRACED TO THE BUILDING STRUCTURE. SUCH BRACING SHALL BE INDEPENDENT OF ANY CEILING SPLAY BRACING. BRACING SHALL BE SPACED TO LIMIT HORIZONTAL DEFLECTION AT THE PARTITION HEAD TO BE COMPATIBLE WITH CEILING DEFLECTION REQUIREMENTS PER ASCE 7, SECTION 9.6.2.6.
EXISTING SUSPENDED ACOUSTICAL CEILING ASSEMBLY @ 10'-0" A.F.F.
5/8" GYPSUM BOARD EACH SIDE.
2X WOOD STUD WALL.
3/8" X 3" WEDGE ANCHOR @ 48" O.C.
WALL FINISH PER SCHEDULE.
FLOORING AS SCHEDULED.

5/8" GYPSUM WALL BOARD BOTH SIDES. (USE WATER-RESISTANT GYPSUM WALL BOARD IN ALL TOILET ROOMS)
2X WOOD STUD @ 16" O.C.

F.R. | STC — TYPICAL INTERIOR PARTITION: A

3 PARTITION SECTION AT CEILING DETAIL
0" 1" 2" 4" 6" 1'-0" — 3" = 1'-0"

STUDIO 3
ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT
4449
GENE G. BOLANTE
SALEM, OREGON
STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-47
DATE: 22 JUN 2016

REVISIONS
1 DATE: 15 JUL 2016 CITY COMMENTS
2 DATE: 2 SEP 2016 CITY COMMENTS

TENANT IMPROVEMENT FOR:
MJAI OREGON 3 LLC
2505 LIBERTY ST NE, SALEM, OR. #300 & #120

SHEET:
A4

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	34

IV. Kaya ShackTM Marijuana Superstore, Central Salem, Oregon

Our fourth Kaya ShackTM is also targeted to open late 2016/ early 2017 in Central Salem, Oregon.

As with the other Salem Stores the location is first class space, adjacent to fast food stores and nearby popular national retail chain stores. It also has a footprint of approximately 2600 square feet and will be constructed using our “Marijuana Superstore” model.

Table Of Contents	35

8089 SW Cirrus Dr
Beaverton, OR 97008

Kaya Shack 4

David Jones
(561)400-1971
1252 23RD Street,
Suite 150, Salem, Oregon
97302

POS
POS
Dome Pointing down POS
SALES
103
1599 SF
TOILET
102
60 SF
CLONE ROOM
110
516 SF
EXISTING STORAGE
104
52 SF
EXISTING STORAGE
106
57 SF
EXISTING STORAGE
105
124 SF
EXISTING FIRE RISER ROOM
107
58 SF
EXISTING OFFICE
108
99 SF

Alarm			
Alarm Keypad	Panic Button	Motion Detector	Door Contact

Project ID

0707020R

Surveillance				
Locking Server Rack	Battery Backup	Server	Outdoor IP Dome	Indoor IP Dome

This document is proprietary and confidential. No part of this document may be disclosed in any manner to a third party without the prior written consent of CannaGuard Security.

Table Of Contents	36

MJAI OREGON 4 LLC

TENANT IMPROVEMENT

1252 23rd ST STE. 150 SALEM, OR 97302

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT
4449
GENE C. BOLANTE
SALEM, OREGON
STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-59
DATE: 22 JUN 2016

REVISIONS
1 DATE: 24 AUG 2016 REVISED EXITS

VICINITY MAP:

PROJECT LOCATION
Lee St SE
Mission St SE
13th Street Nursery LLC
Sparky's Brewing Company
Oxford St SE
McGilchrist St SE
Salem Classical Fencing
Airport Rd SE

DRAWINGS LIST:

GENERAL DRAWINGS

G0	COVER SHEET	
G1	GENERAL NOTES	

ARCHITECTURAL

A1	FLOOR PLAN	
A2	REFLECTED CEILING PLAN	24 AUG 2016
A3	DETAILS/SCHEDULES	
A4	DETAILS	

SCOPE OF WORK:

EXISTING RETAIL CENTER. ADD NEW DEMISING WALL. NEW MARIJUANA DISPENSARY.

NO SITE CHANGES, NO PARKING CHANGES.

PROJECT TEAM:

OWNER:
MJAI OREGON 4 LLC
Craig Frank
2121 SW Broadway St Ste. 130
Portland, OR 97201
P: 561.400.1971
E: craig@alternativefuelsamericas.com

ARCHITECT:
STUDIO 3 ARCHITECTURE, Inc.
Gene Bolante
Project Manager: Matt Johnson
222 Commercial St. NE
Salem, OR 97303-3410
P: 503.390.6500
E: gene@studio3architecture.com
E: matt@studio3architecture.com
W: www.studio3architecture.com

GENERAL CONTRACTOR:
ARROW HOMES LLC
Chris Lynde
CCB# 201951
P: 503.931.2628
E: cdlconstruction44@yahoo.com

AERIAL PHOTO:

PROJECT LOCATION

SYMBOL LEGEND:

SECTION REFERENCE
DETAIL NUMBER
SHEET NUMBER
DOOR TYPE
DOOR SIZE OR NOTE
ELEVATION REFERENCE
REFERENCE NUMBER
ELEVATION DESIGNATION
SHEET NUMBER
PLAN NOTE DESIGNATION
SIDE NOTE NUMBER
MARK
REVISION NUMBER
DETAIL REFERENCE
DETAIL NUMBER
SHEET NUMBER
SIDE NOTE IF REQUIRED
ROOM TITLE AND NUMBER
ROOM NAME
ROOM NUMBER

CODE REVIEW:

NUMBER OF STORIES: (1) STORY

TYPE OF CONSTRUCTION: III-B, FULLY SPRINKLERED

OCCUPANCY CLASSIFICATIONS: M-MERCANTILE
PREVIOUS TENANT: A - ANYTIME FITNESS

BUILDING AREA: 3,099 SF GROSS

OCCUPANT LOAD: 89 TOTAL

SALES: 1,595 SF
LOAD FACTOR: 30
1,595 SF/30 = 54 OCCUPANTS

LOBBY: 331 SF
LOAD FACTOR: 15
331 SF/15 = 23 OCCUPANTS

WORK/EMPLOYEE: 1,173 SF
LOAD FACTOR: 100
1,173 SF/100 = 12

EXITING REQUIREMENTS: 2 REQUIRED. 3 PROVIDED.

TABLE 29 PLUMBING REQUIREMENTS:
89 OCCUPANTS = 45 EACH GENDER; BASED ON M OCCUPANCY; 1/500 = 1 REQUIRED; 1 UNISEX PROVIDED.

BUILDING PLAN:

HAWAIIAN TIME
2,535 SF
(A OCC)
LAUNDROMAT
3,216 SF
(B OCC)
MJAI DISPENSARY
3,099 SF
(M OCC)
VACANT
931 SF
SPARKY'S TAPHOUSE
3,328 SF
(M OCC)
N

SCALE: 1" = 30'-0"

TENANT IMPROVEMENT FOR:
MJAI OREGON 4 LLC
1252 23rd ST STE. 150 SALEM, OR 97302

SHEET:
G0

Copyright © 2013-14. STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	37

GENERAL NOTES:

1. GENERAL NOTES APPLY TO ALL DRAWINGS.
2. ALL CONSTRUCTION SHALL COMPLY WITH THE 2014 OREGON SPECIALITY STRUCTURAL CODE, AND ANY ADAPTATIONS BY LOCAL JURISDICTIONS. CONSTRUCTION SHALL COMPLY WITH ANY TITLES/RULES/LAWS THE LOCAL JURISDICTION ENFORCES UP AND BEYOND THE 2014 OSSC. ACCESSIBILITY SHALL COMPLY WITH THE ANSI 117.1 2009.
3. ALL ITEMS MARKED N.I.C. ARE NOT APART OF THIS CONTRACT UNLESS OTHERWISE NOTED.
4. DO NOT SCALE DRAWINGS, DIMENSIONS GOVERN. THE GENERAL CONTRACTOR SHALL NOTIFY THE ARCHITECT OF ANY DISCREPANCIES IMMEDIATELY. ALL DIMENSIONS ARE TO FACE OF STUD OR CONCRETE, UNLESS OTHERWISE NOTED, THOSE INDICATED AS CLEAR SHALL BE FROM FINISH.
5. THE GENERAL CONTRACTOR SHALL BECOME FAMILIAR WITH THE EXISTING CONDITIONS OF THIS BUILDING PRIOR TO COMMENCEMENT OF ANY WORK. ANY VISIBLE CONFLICTS OR OTHER ELEMENTS WHICH MAY ADVERSELY IMPACT THE WORK OF THIS CONTRACT SHALL BE BROUGHT TO THE ATTENTION OF THE ARCHITECT PRIOR TO CONSTRUCTION.
6. WHERE CONSTRUCTION DETAILS ARE NOT SHOWN OR NOTED FOR ANY PART OF THE WORK, THE DETAILS SHALL BE THE SAME AS FOR OTHER SIMILAR WORK. IF QUESTIONS CANNOT BE RESOLVED IN THIS MANNER, CONTACT THE ARCHITECT PRIOR TO PROCEEDING WITH THE WORK.
7. PREPARATION OF THE EXISTING SPACE SHALL INCLUDE THE REMOVAL OF ALL ITEMS EXTRANEOUS TO THE NEW USE. EXITING SURFACES TO BE RETAINED SHALL BE REPAIRED TO SMOOTH AND MONOLITHIC APPEARANCE, READY TO RECEIVE NEW FINISHED. REMOVALS SHALL INCLUDE (NUT NOT BY WAY OF LIMITATIONS): ALL EXISTING RECEPTACLES,(POWER/TELEPHONE/DATA AND RELATED WIRE AND CABLE), BOXES, CONDUIT, WALKER DUCT AND RELATED MISC. FIXTURES, CONNECTORS AND ACCESSORIES WHICH WILL NOT BE REQUIRED FOR THE CONSTRUCTION OF THE NEW SPACE. ALL OPENINGS AND DAMAGE SHALL BE REPAIRED TO PROVIDE LIKE NEW APPEARANCE. SEAL SLAB PENETRATIONS ABOUT AND BELOW AND FIRE WALL PENETRATIONS TO MAINTAIN FIRE AND ACOUSTIC INTEGRITY.
8. ALL SURFACES AND MATERIALS NEW AND EXISTING SHALL BE THOROUGHLY PREPARED SMOOTH, CLEAN, LEVEL AND EVEN. BY COMMENCING FINISH INSTALLATION THE FINISH CONTRACTOR SIGNIFIES ITS ACCEPTANCE OF THE SUBSTRATE AND THEREBY ASSUMES RESPONSIBILITY FOR THE QUALITY OF THE INSTALLATION.
9. THESE DRAWINGS HAVE BEEN ASSEMBLED FOR USE AT THEIR CURRENT SIZE. THE CONTRACTOR ASSUMES ALL RESPONSIBILITY FOR WORK NOT CONFORMING TO THESE DOCUMENTS DUE TO REDUCED DRAWINGS BEING USED FOR ESTIMATING OR CONSTRUCTION PURPOSES.
10. WHERE DEVICES OR ITEMS OR PARTS THEREOF ARE REFERRED TO IN SINGULAR, IT IS INTENDED THAT SUCH SHALL APPLY TO AS MANY SUCH DEVICES, ITEMS, OR PARTS AS ARE REQUIRED TO PROPERLY COMPLETE THE WORK.
11. THE CONTRACTOR SHALL LAYOUT ALL OF THE WORK PRIOR TO PROCEEDING. THE CONTRACTOR SHALL NOTIFY THE ARCHITECT OF ALL DISCREPANCIES WITH THE LAYOUT. SUCH INSPECTION SHALL NOT RELIEVE THE CONTRACTOR OF THEIR RESPONSIBILITY TO CONFORM TO THE INTENT OF THE CONTRACT DOCUMENTS.
12. UNLESS OTHERWISE NOTED, DIMENSIONS, PLACEMENTS AND ALIGNMENTS SHOWN ARE ALL CRITICAL FOR THE INSTALLATION OF FURNITURE AND EQUIPMENT AS WELL AS FOR THE USE OF THE SPACE BY OCCUPANTS. ACTUAL INSTALLED AND FINISHED DIMENSIONS MAY VARY UPWARD BY ¼" BUT MAY NOT VARY DOWNWARD. WHERE +/- IS INDICATED VARIATION OF UP TO 3" SHALL BE ALLOWABLE. ALIGNMENTS OF NEW AND EXISTING CONDITIONS SHALL BE FINISHED TO A SMOOTH AND MONOLITHIC APPEARANCE (GAP SHALL BE OVERLAPPED TO AN INSIDE OR OUTSIDE CORNER WHERE PRACTICABLE TO AVOID CRACKING).
13. THERE SHALL BE NO DEVIATIONS WHAT SO EVER FROM THE CONSTRUCTION DOCUMENTS WITHOUT THE ARCHITECT'S WRITTEN APPROVAL. THE CONTRACTOR AGREES TO DEFEND INDEMNIFY AND HOLD HARMLESS THE ARCHITECT FROM ANY CLAIMS ARISING AS A RESULT OF UNAPPROVED CHANGES.
14. IF REQUIRED CONSTRUCTION BARRIERS SHALL BE INSTALLED BY THE GENERAL CONTRACTOR, PAINTED, DETAILED, AND ILLUMINATED AS PER THE ARCHITECT'S DIRECTION. NO SIGNS OTHER THAN THOSE AUTHORIZED BY THE ARCHITECT OR OWNER WILL BE PERMITTED ON THIS BARRICADE.
15. IT SHALL BE THE RESPONSIBILITY OF THE GENERAL CONTRACTOR TO LOCATE ALL EXISTING UTILITIES WHETHER SHOWN HEREON OR NOT AND TO PROTECT THEM FROM DAMAGE. THE GENERAL CONTRACTOR SHALL BEAR ALL EXPENSES OF REPAIR OR REPLACEMENT OF UTILITIES OR OTHER PROPERTY DAMAGED BY OPERATIONS IN CONJUNCTION WITH THE EXECUTION OF HIS/HER WORK.
16. THE GENERAL CONTRACTOR SHALL SECURE ALL PERMITS REQUIRED BY THE LOCAL JURISDICTION, STATE AGENCY OR COUNTY.
17. EXIT DOORS SHALL BE OPERABLE FROM THE INSIDE WITHOUT THE USE OF A KEY OR ANY SPECIAL KNOWLEDGE OR EFFORT. EXIT DOORS SHALL SWING IN THE DIRECTION OF EXIT TRAVEL WHEN SERVING AN OCCUPANT LOAD GREATER THAN 50.
18. ALL TOILET WALL PARTITIONS TO BE FILLED WITH ACOUSTIC INSULATION.
19. INSTALL WALL BACKING FOR ALL WALL MOUNTED ITEMS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: DOOR STOPS, FIXTURES, WALL CABINETS, SHELVING, COUNTERS, TOILET ACCESSORIES, SECURITY EQUIPMENT, HAND RAILS, WINDOW COVERING TRACKS, EQUIPMENT RACKS, ETC.
20. COORDINATE LOCATION OF RECESSED OR SEMI-RECESSED ITEMS TO AVOID BACK TO BACK INSTALLATION AND TO REDUCE NOISE TRANSFER THROUGH PARTITIONS.
21. PROVIDE WATER RESISTANT GYPSUM BOARD AT BATHTUB/SHOWER WALLS AND BATHROOM CEILINGS.
22. HVAC, PLUMBING, FIRE SUPPRESSION, LOW VOLTAGE AND ELECTRICAL ARE UNDER SEPARATE PERMITS.
23. ARCHITECT SHOWS FIRE EXTINGUISHERS IN GENERAL LOGICAL LOCATION: VERIFY REQUIREMENTS AND LOCATIONS WITH LOCAL FIRE MARSHAL. GENERAL CONTRACTOR TO PROVIDE FIRE EXTINGUISHERS AND CABINETS (WHERE CALLED OUT).
24. ELECTRICAL ROUGH IN AND REFLECTED CEILING PLAN ARE FOR GENERAL INFORMATION OF THE CONTRACTOR. EXACT LOCATIONS TO BE VERIFIED.
25. PROVIDE AND MODIFY AS NEEDED FIRE SPRINKLER, FIRE ALARM AND SMOKE DETECTION SYSTEMS PER APPLICABLE CODES, INCLUDING IF NECESSARY FIRE HORNS, STROBE LIGHTS, CONTROL PANEL CONNECTIONS, SMOKE DETECTORS, AND OR AUDIO VISUAL ALARMS. SUBMIT SHOP DRAWINGS FOR ARCHITECT REVIEW, AND OBTAIN APPROVAL FROM LOCAL JURISDICTION.
26. GENERAL CONTRACTOR TO CONFIRM ROOFING CONDITIONS AND WARRANTIES WITH LANDLORD PRIOR TO ANY ROOF PENETRATIONS OR WORK INTERFACE WITH EXISTING ROOFING MATERIALS OR SUBSTRATES. ANY WORK REQUIRING A CERTIFIED ROOFING SPECIALIST TO MAINTAIN THE WARRANTY ON THE EXISTING ROOF WILL BE NECESSARY. CONFIRM WITH LANDLORD.
27. THE CONTRACTOR SHALL LAYOUT ALL OF THE WORK PRIOR TO PROCEEDING. THE CONTRACTOR SHALL NOTIFY THE ARCHITECT OF ALL DISCREPANCIES WITH THE LAYOUT. SUCH INSPECTION SHALL NOT RELIEVE THE CONTRACTOR OF THEIR RESPONSIBILITY TO CONFORM TO THE INTENT OF THE CONTRACT DOCUMENTS.
28. TELEPHONE AND COMPUTER WIRING: REFER TO RESPONSIBILITIES LEGEND REGARDING INSTALLATION OF TELEPHONE AND COMPUTER WIRING, SEE ELEC/TEL/DATA PLAN FOR SCOPE OF WORK REGARDING JUNCTION BOXES, PULL STRINGS AND BOX ELIMINATORS FOR THIS PROJECT. WHERE TELEPHONE/DATA CABLING IS NOT INCLUDED IN THIS CONTRACT AND WILL BE PROVIDED BY OTHER (TENANT'S SEPARATE SUB-CONTRACTOR) THE CONTRACTOR SHALL NOTIFY THE TENANT NO LESS THAN TEN (10) DAYS PRIOR TO THE DATE REQUIRED FOR THE INSTALLATION OF TELEPHONE/DATA CABLE.
29. SUBMITTALS:
    a. GENERAL
       THE CONTRACTOR SHALL SUBMIT SHOP DRAWINGS, PRODUCT DATA AND SAMPLES THE GENERAL CONTRACTOR SHALL THOROUGHLY REVIEW AND CHECK ALL SUBMITTALS, COORDINATING SEPARATE TRADES AND VERIFYING CONFORMANCE WITH THE CONTRACT DOCUMENTS. THE DESIGNER SHALL NOT REVIEW AND WILL SUMMARILY RETURN WITHOUT REVIEW ANY DRAWINGS OR SUBMITTALS SHALL INCLUDE SHOP DRAWINGS, SCHEDULES AND MANUFACTURERS PRODUCT AND EQUIPMENT CUTS FOR ALL FIXTURES, EQUIPMENT, FINISHES, SPECIAL MATERIALS, SPECIALTIES, MILLWORK & CASEWORK, DOORS, FRAMES, AND HARDWARE.
    b. FINISH MATERIALS
       CONTRACTOR SHALL SUBMIT SAMPLES OF ALL FINISHES AND MATERIALS, FINISHES SHALL BE ON ACTUAL MATERIALS.
    c. CUT SHEETS
       CONTRACTOR SHALL SUBMIT MANUFACTURER'S CUTS AND SPEC SHEETS FOR ALL FIXTURES (INCL. LIGHTING), EQUIPMENT, SPECIAL MATERIALS, SPECIALTIES, DOORS, FRAMES AND HARDWARE.
    d. MINIMUM SAMPLE SIZE
       WOOD VENEERED PRODUCTS - 8 ½" X 11" X ¼"
       SOLID LUMBER - 50 SQ INCHES
       OTHER FINISHES AND MISC. MATERIALS - 6" X 6"
    e. WOODWORK
       CONTRACTOR SHALL SUBMIT MANUFACTURER'S CUTS AND SPEC SHEETS FOR ALL FIXTURES (INCL LIGHTING), EQUIPMENT, SPECIAL MATERIALS, SPECIALTIES, DOORS, FRAMES AND HARDWARE.
    f. QUANTITY OF SUBMITTALS
       CONTRACTOR SHALL SUBMIT 3 COPIES OF ALL SUBMITTALS.
    g. SUBMITTAL MARKINGS
       THE SAMPLES SHALL BEAR IDENTIFICATION OF THE PROJECT, DESIGNER, GENERAL CONTRACTOR, AND THE MANUFACTURER.
    h. QUALITY GRADE OF MILLWORK AND CASEWORK
       AWI QUALITY STANDARDS AND SPECIS SHALL GOVERN ACCORDING TO THE FOLLOWING GRADES:
       CASEWORK: CUSTOM GRADE
       NATURAL FINISH MILLWORK: PREMIUM GRADE
       RUNNING TRIM: CUSTOM GRADE
       ARCHITECTURAL FLUSH DOORS (NATURAL FINISH): PREMIUM GRADE
31. SPECIFICATIONS OF MATERIAL AND EQUIPMENT BY THE USE OF NAME, MODEL NUMBER, AND/OR GENERAL COORDINATE INSTALLATIONS WITH EQUIPMENT DIMENSIONS, INCLUDING EQUIPMENT TO BE INSTALLED BY THE TENANT.
32. ALL WORK SHALL CONFORM TO STANDARDS OF THE INDUSTRY FOR FIRST QUALITY WORKMANSHIP AND MATERIALS AND SHALL CONFORM TO MANUFACTURER'S RECOMMENDATIONS AND SPECIFICATIONS.
33. MATERIALS ARE SPECIFIED BY NAME, MODEL NUMBER AND DESCRIPTION WERE PRACTICABLE IN ORDER TO AVOID INACCURACIES. THE CONTRACTOR SHALL REVIEW ALL SPECIFICATIONS AND NOTIFY THE ARCHITECT OF ANY DISCREPANCIES IN THESE DOCUMENTS PRIOR TO PROCEEDING WITH THE WORK.
34. FLOOR MATERIAL CHANGES SHALL OCCUR AT THE CENTERLINE OF DOORS EXCEPT WHERE NOTES. SEE THRESHOLD DETAILS FOR SPECIAL CONDITIONS (IF ANY).
35. BLOCKING AND GROUNDS AT AREAS WHICH HAVE MILLWORK, SHELVING, AND TENANT FURNISHED FURNITURE WALL CABINETS INDICATED ON THE DRAWINGS SHALL BE INCLUDED WITH THE WORK. ALL WOOD BLOCKING SHALL BE FIRE TREATED.
36. THE CONTRACTOR SHALL, PRIOR TO COMMENCING WORK ON THE PROJECT COMPLETE A THROUGH SURVEY OF THE GLASS, GLAZING AND WINDOW FILM (IF ANY) AT THE EXISTING PERIMETER WINDOWS AND REPORT TO THE LANDLORD AND ARCHITECT ANY DAMAGED PRE-EXISTING CONDITIONS, REPAIRS OF ANY DAMAGES WHICH ARE NOT REPORTED PRIOR TO COMMENCING CONSTRUCTION SHALL BE THE RESPONSIBILITY OF THE CONTRACTOR.
37. EXISTING DOORS, FRAMES, BASE AND TRIM WHICH IS SCHEDULED TO REMAIN SHALL UNLESS OTHERWISE NOTED BE PAINTED TO MATCH NEW DOORS, FRAMES AND TRIM. REMOVE LOOSE OR DAMAGED PAINT AND THOROUGHLY PREPARE SURFACES TO RECEIVE NEW FINISHED AND AS-NEW APPEARANCE.
38. RETAINED BASE BUILDING ITEMS SUCH AS CONVECTOR COVERS, SHALL BE PREPARED FOR REPAINTING AND SHALL BE REPAINTED WITH MOHAIR ROLLER IN COLOR MATCHING WALLS(UNLESS OTHERWISE NOTED). EXISTING WINDOW MULLIONS SHALL BE TOUCHED-UP AT ALL SCRATCHES, GOUGHS, DINGS AND BLEMISHES, RETURNING THEM TO LIKE-NEW APPEARANCE. OTHER RETAINED ITEMS (SUITE ENTRANCES, ETC.) WHERE INDICATED SHALL BE TOUCHED UP OR REFINISHED AS REQUIRED TO DELIVER THEM IN LIKE NEW CONDITION.
39. DESIGN/BUILD - FIRE WARNING SYSTEM
    CONTRACTOR SHALL MAINTAIN THE EXISTING FIRE WARNING AND DETECTION SYSTEMS (INCLUDING HORNS, STROBES, PULL STATIONS AND THE LIKE) IN OPERATIONAL ORDER (INCLUDING DURING CONSTRUCTION WHERE AND AS REQUIRED BY BUILDING). WHERE NEW WORK REQUIRES THE RELOCATION OF EXISTING UNITS AND/OR THE ADDITION OF NEW UNITS THE CONTRACTOR SHALL COMPLY WITH INSTRUCTIONS OF THE LANDLORD/BUILDING ENGINEER AND THE REQUIREMENTS OF GOVERNING AUTHORITIES.
40. DESIGN/BUILD - MECHANICAL/ELECTRICAL/PLUMBING/SPRINKLER
    a. DESIGN/BUILD SERVICES SHALL BE REQUIRED OF THE CONTRACTOR FOR THE MECHANICAL, ELECTRICAL, PLUMBING, AND SPRINKLER PORTIONS OF THE WORK. ALL SYSTEMS NEW AND EXISTING SHALL BE DESIGNED, MODIFIED, PROVIDED AND/OR INSTALLED AS REQUIRED BY THE NEW LAYOUT. CONTRACTOR SHALL SUBMIT DESIGN DRAWINGS AND PRODUCT SUBMITTALS FOR ALL DESIGN/BUILD SYSTEMS TO THE DESIGNER AND THE BUILDING FOR REVIEW AND APPROVAL.
    b. CONFORM TO APPLICABLE CODES, ORDINANCES, SPECIFIC BUILDING STANDARDS AND INDUSTRY STANDARDS FOR FIRST CLASS INSTALLATIONS OF ALL SYSTEMS. COMPLY WITH BUILDING AND LEASE SPECIFIC REQUIREMENTS FOR EMERGENCY LIGHTING, ELECTRICAL SERVICE AND SUB-METERING (CONTRACTOR SHALL BE RESPONSIBLE FOR THE VERIFICATION OF ADEQUACY OF SERVICE AND PANEL SPACE). CONTRACTOR SHALL FIELD VERIFY AND CONFIRM WITH THE BUILDING PRIOR TO SUBMITTING THEIR BID FOR THE WORK.
    c. CONTRACTORS SHALL BE RESPONSIBLE FOR ALL DESIGN AND DOCUMENTATION (INCLUDING REQUIRED DESIGN DOCUMENTS PROFESSIONALLY SEALED BY AN ENGINEER WHERE AND AS REQUIRED BY THE LOCAL JURISDICTION) AS MAY BE REQUIRED FOR THE FULL AND COMPLETE INSTALLATION OF HVAC, POWER, LIGHTING AND SPRINKLER SYSTEMS, AS WELL AS APPLYING AND OBTAINING ALL PERMITS, APPROVALS, INSPECTIONS AND CERTIFICATES REQUIRED FOR THE COMPLETION OF THE PROJECT FOR OCCUPANCY.
    d. CONTRACTOR SHALL SUBMIT HVAC DESIGN DRAWINGS AND PRODUCT SUBMITTALS TO THE DESIGNER AND THE BUILDING FOR REVIEW AND APPROVAL, INCLUDING CLEAR INDICATIONS OF ZONES, LOCATIONS OF SUPPLY AND RETURN DIFFUSERS AND THERMOSTAT LOCATIONS. CONTRACTOR SHALL PROVIDE HVAC BALANCING REPORT IN TRIPLICATE TO THE ARCHITECT AND THE BUILDING UPON COMPLETION OF THE INSTALLATION AND BALANCING.
    e. FIRE SUPPRESSION SYSTEM: CONTRACTOR SHALL MODIFY EXISTING FIRE SUPPRESSION SYSTEM CONSISTENT WITH REQUIREMENTS OF CODE, NEW USE, NFPA, AND OWNER'S INSURANCE UNDERWRITER. SUBMIT SHOP DRAWINGS FOR APPROVAL OF BUILDING'S ENGINEER.
    f. SPRINKLER HEAD TYPES:
       AT GQB CEILING: FULLY RECESSED FLUSH MTD TYPE WITH WHITE COVER PLATES
       AT SUSP ACOUSTIC TILE CEILING: CENTERING NOT REQUIRED, MAINTAIN MIN 6" FR GRID.
    g. CONTRACTOR SHALL BE RESPONSIBLE FOR COMPLETE AS-BUILT DOCUMENTS AT THE COMPLETION OF THE PROJECT AND SHALL SUBMIT REPRODUCIBLE COPIES TO THE LANDLORD FOR THEIR RECORDS.
41. DEFERRED SUBMITTAL APPROVAL:
    a. THE PORTION OF THE PROJECT LISTED BELOW WILL BE CONSTRUCTED USING A DESIGN/BUILD APPROACH. THE DRAWINGS INCLUDED IN THIS PACKAGE ARE PRELIMINARY TO PROVIDE A BASIS FOR BIDDING AND PLANNING. ACTUAL DRAWINGS FOR THE PORTIONS LISTED ARE TO BE PROVIDED BY THE CONTRACTOR AS "DEFERRED SUBMITTAL" DRAWINGS. "DEFERRED SUBMITTAL" DRAWINGS REQUIRE APPROVAL OF BOTH ARCHITECT/ENGINEER AND THE AUTHORITY HAVING JURISDICTION PRIOR TO CONSTRUCTION.
    b. THE PROCEDURE FOR DEFERRED SUBMITTAL IS AS FOLLOWS:
    b.a. CONTRACTOR TO REVIEW AND PROVIDE SUBMITTAL STAMP OF APPROVAL.
    b.b. DEFERRED SUBMITTAL SHALL BE SUBMITTED TO THE ARCHITECT FOR REVIEW.
    b.c. FOLLOWING THE COMPLETION OF THE ARCHITECTS REVIEW THE CONTRACTOR SHALL SUBMIT TO THE AUTHORITY HAVING JURISDICTION.
    b.d. WORK RELATED TO DEFERRED SUBMITTAL ITEMS SHALL NOT BE PERFORMED UNTIL THE DEFERRED SUBMITTAL DOCUMENTS HAVE BEEN APPROVED BY THE AUTHORITY HAVING JURISDICTION.
42. THE CONTRACTOR IS RESPONSIBLE FOR THE FOLLOWING DEFERRED SUBMITTALS:
    ELECTRICAL SERVICE DESIGN
    MECHANICAL SYSTEM DESIGN
    PLUMBING SERVICE DESIGN
    FIRE SUPPRESSION
    FIRE ALARM (WHERE APPLICABLE)
43. DESIGN-BUILD COORDINATION, DESIGN BUILD SERVICES SHALL INCLUDE BOTH NOT BE LIMITED TO THE FOLLOWING:
    ELECTRICAL SERVICE DESIGN
    MECHANICAL SYSTEM DESIGN
    PLUMBING SERVICE DESIGN
    FIRE SUPPRESSION
    FIRE ALARM (APPROVED FIRST BY GENERAL CONTRACTOR)
44. FINAL DESIGN, ENGINEERING AND SHOW DRAWINGS SHALL BE SUBMITTED TO ARCHITECT FOR REVIEW AND APPROVAL PRIOR TO PROCEEDING, SHOP DRAWINGS SHALL INCLUDE ALL MATERIALS, CONFIGURATIONS, ATTACHMENTS, AND FINISHES.

ELECTRICAL GENERAL NOTES:

1. CONTRACTOR AND SUBCONTRACTORS ARE REQUIRED TO REVIEW THE DRAWINGS FOR ALL DIVISIONS OF WORK. CONTRACTOR IS RESPONSIBLE FOR COORDINATION OF THIS WORK AND THE WORK OF ALL SUBCONTRACTORS WITH ALL DIVISIONS OF WORK INCLUDING ELECTRICAL DEMOLITION. IT IS THIS CONTRACTOR'S RESPONSIBILITY TO PROVIDE ALL THE SUBCONTRACTORS WITH A COMPLETE SET OF BID DOCUMENTS
2. ELECTRICAL INFORMATION PROVIDED ON ARCHITECTURAL FLOOR PLANS IS FOR REFERENCE ONLY, ELECTRICAL DESIGN BUILD TO CONFIRM AND COORDINATE ALL WORK.
3. CIRCUITING INDICATED ON PLAN IS PARTIALLY DIAGRAMMATIC FOR CLARITY. CIRCUITING SHALL BE "THRU-WIRING" WHERE AND WHENEVER POSSIBLE.
4. FIELD VERIFY EXACT LOCATION AND ELECTRICAL REQUIREMENTS OF ALL HVAC EQUIPMENT WITH MECHANICAL CONTRACTOR PRIOR TO ORDERING RELATED ELECTRICAL EQUIPMENT.
5. COORDINATE WITH TENANT'S EQUIPMENT POWER REQUIREMENTS.
6. ELECTRICAL CONTRACTOR SHALL MAKE ALL FINAL CONNECTIONS AS REQUIRED FOR A FULLY COMPLETE AND OPERABLE SYSTEM.
7. PROVIDE ELECTRICAL FLOOR PLAN SHOWING ALL OUTLETS, SWITCHES, PANELS AND LIGHTING FOR LANDLORD, TENANT AND ARCHITECT REVIEW.
8. ALL STUB UP DIMENSIONS FROM FINISHED FLOOR TO CENTER OF BOX.
9. EQUIPMENT LISTED ON EQUIPMENT SCHEDULE WILL BE UNCRATED AND SET IN PLACE ONLY. ROUGH IN AND FINAL HOOKUP WILL PERFORMED BY THE ELECTRICAL CONTRACTOR.
10. ALL ELECTRICAL OUTLETS AND CONNECTIONS TO BE GROUNDED TYPE.
11. ELECTRICAL CONTRACTOR TO FURNISH DISCONNECTS WHERE CODE REQUIRES.
12. EQUIPMENT LISTED ON THE EQUIPMENT SCHEDULE DOES NOT INCLUDE ELECTRICAL FITTINGS SUCH AS RELAYS OR DISCONNECTS TO THE ELECTRICAL SERVICE.
13. PLUGS SHOULD ENTER RECEPTACLE FROM THE DIMENSION SIDE OF SYMBOLS UNLESS NOTED OTHERWISE.

MECHANICAL GENERAL NOTES:

1. CONTRACTOR IS REQUIRED TO REVIEW THE DRAWINGS OF ALL DIVISIONS OF WORK. CONTRACTOR IS RESPONSIBLE FOR COORDINATION OF THIS WORK AND THE WORK OF ALL SUBCONTRACTORS WITH ALL DIVISIONS OF WORK. IT IS THIS CONTRACTOR'S RESPONSIBILITY TO PROVIDE ALL THE SUBCONTRACTORS WITH A COMPLETE SET OF BID DOCUMENTS
2. THE CONTRACTOR SHALL FURNISH AND INSTALL ANY ADDITIONAL STRUCTURAL STEEL REQUIRED TO SUPPORT ANY MECHANICAL EQUIPMENT. THIS CONTRACTOR SHALL COORDINATE LOCATIONS AND REQUIREMENTS WITH THE GENERAL CONTRACTOR AND LANDLORD PRIOR TO BID.
3. THE CONTRACTOR SHALL ENSURE ALL EQUIPMENT, PIPING AND DUCTWORK NOT BEING USED OR SHOWN TO REMAIN IS FULLY REMOVED AND NOT ABANDONED.
4. ALL ROOF PATCHING TO BE BY LANDLORD APPROVED ROOFING CONTRACTOR. NO EXCEPTIONS.

PLUMBING GENERAL NOTES:

1. EQUIPMENT SCHEDULE DOES NOT SPECIFY ANY PLUMBING FIXTURES SUCH AS GREASE TRAPS, FAUCETS, PRESSURE REDUCING VALVES, ETC. NOR DOES IT INCLUDE FINAL CONNECTION TO SERVICE. PLUMBING CONTRACTOR TO PROVIDE IF NECESSARY.
2. PLUMBING REQUIREMENTS SHOWN ONLY FOR ITEMS LISTED ON EQUIPMENT SCHEDULE.
3. PLUMBING CONTRACTOR TO PROVIDE ROUGH-IN AND FINAL CONNECT.
4. ALTHOUGH FLOOR DRAINS MAY BE SHOWN IN PLANS, PROVIDE ALL REQUIRED FLOOR DRAINS PER THE PLUMBING CODE.

REFLECTED CEILING GENERAL NOTES:

1. CONTRACTOR SHALL COORDINATE THE WORK OF ALL TRADES INVOLVING THE CEILING WORK TO INSURE CLEARANCES FOR FIXTURES, DUCTS, PIPING, CEILING SUSPENSION SYSTEMS, ETC. NECESSARY TO MAINTAIN THE FINISHED CEILING HEIGHTS INDICATED ON PROJECT PLANS.
2. PERIMETER CEILING ANGLE WHERE OCCURS, SHALL BE INSTALLED TIGHT TO PARTITION SURFACES, FREE FROM CURVES, BREAKS AND OTHER IRREGULARITIES.
3. LIGHT FIXTURES, EXIT SIGNS AND OTHER CEILING ELEMENTS SHALL BE LOCATED IN CENTER OF INDIVIDUAL CEILING TILE U.N.O. OR AS DIRECTED BY ARCHITECT.
4. PROVIDE CEILING ACCESS AS REQUIRED FOR EQUIPMENT AND SYSTEMS MAINTENANCE. VERIFY MANUFACTURER RECOMMENDATIONS.
5. ELECTRICAL CONTRACTOR TO PROVIDE ALL SWITCHES, DIMMERS AND PLATES AS REQUIRED BY DESIGN, LOCATED 48" A.F.F. TO CENTER OF SWITCH, 6" FROM DOOR FRAME. U.O.N. MULTIPLE SWITCHES AT ONE LOCATION SHALL BE GANGED TOGETHER AND FURNISHED WITH ONE COVER PLATE.
6. THE REFLECTED CEILING PLAN INDICATES THE LOCATION OF CEILING TYPES, CEILING FIXTURES LIGHT SWITCHES AND ASSOCIATED ITEMS.
7. CONTRACTOR TO NOTIFY ARCHITECT OF ANY CONFLICT OF LIGHT FIXTURE LOCATIONS WITH MAIN RUNNERS, DUCTS, ETC. PRIOR TO INSTALLATION.
8. VERIFY FIELD CONDITIONS AND LOCATIONS OF ALL PLUMBING, MECHANICAL DUCTS, STRUCTURAL ELEMENTS AND ANY AND ALL OTHER APPLICABLE ITEMS. INSTALL NEW PLUMBING, MECHANICAL FANS, DUCTS, CONDUITS, AND OTHER RELATED ITEMS SO AS TO NOT CONFLICT WITH LIGHTS AND ANY UNIQUE FIELD CONDITIONS.
9. FURNISH AND INSTALL UNDERWRITERS LABORATORY, INC. (UL) LABELED DEVICES THROUGHOUT.
10. ANY LIGHTING CONTROL SYSTEMS WHICH UTILIZE AN AUTOMATIC TIME SWITCH, OCCUPANT-SENSING DEVICE, AUTOMATIC DAYLIGHT CONTROL DEVICE, LUMEN MAINTENANCE CONTROL DEVICE OR INTERIOR PHOTOCELL SENSOR, SHALL BE INSTALLED IN ACCORDANCE WITH THE MANUFACTURERS INSTRUCTION.
11. AUTOMATIC DAYLIGHT CONTROL DEVICES AND LUMEN MAINTENANCE CONTROL DEVICES SHALL ONLY CONTROL LUMINARIES IN THE DAY LIT AREA AND HAVE PHOTOCELL SENSORS THAT ARE EITHER CEILING MOUNTED OR LOCATED SO THAT THEY ARE ACCESSIBLE ONLY TO AUTHORIZED PERSONNEL.
12. ALL ACT CEILING GRID SUPPORT WIRES TO BE ATTACHED TO THE TOP CHORD OF THE TRUSS ABOVE.

COM-CHECK NOTES:

1. EXIT SIGNS. INTERNALLY ILLUMINATED EXIT SIGNS SHALL NOT EXCEED 5 WATTS PER SIDE.
2. DAYLIGHT ZONE CONTROL. ALL DAYLIGHT ZONES ARE PROVIDED WITH INDIVIDUAL CONTROLS THAT CONTROL THE LIGHTS INDEPENDENT OF GENERAL AREA LIGHTING IN THE NON-DAYLIGHT ZONE. IN ALL INDIVIDUAL DAYLIGHT ZONES LARGER THAN 350 SQ.FT., AUTOMATIC DAYLIGHT CONTROLS IS PROVIDED. AUTOMATIC DAYLIGHT SENSING CONTROLS REDUCE THE LIGHT OUTPUT OF THE CONTROLLED LUMINARIES AT LEAST 50 PERCENT, AND PROVIDE AN AUTOMATIC OFF CONTROL, WHILE MAINTAINING A UNIFORM LEVEL OF ILLUMINATION. CONTIGUOUS DAYLIGHT ZONES ADJACENT TO VERTICAL FENESTRATION MAY BE CONTROLLED BY A SINGLE CONTROLLING DEVICE PROVIDED THAT THEY DO NOT INCLUDE ZONES FACING MORE THAN TWO ADJACENT CARDINAL ORIENTATIONS (I.E., NORTH, EAST, SOUTH, WEST). DAYLIGHT ZONES UNDER SKYLIGHTS SHALL BE CONTROLLED SEPARATELY FROM DAYLIGHT ZONES ADJACENT TO VERTICAL FENESTRATION.
3. INTERIOR LIGHTING CONTROLS. AT LEAST ONE LOCAL SHUTOFF LIGHTING CONTROL HAS BEEN PROVIDED FOR EVERY 2,000 SQUARE FEET OF LIT FLOOR AREA AND EACH AREA ENCLOSED BY WALLS OR FLOOR-TO-CEILING PARTITIONS. THE REQUIRED CONTROLS ARE LOCATED WITHIN THE AREA SERVED BY THE CONTROLS OR ARE A REMOTE SWITCH THAT IDENTIFIES THE LIGHTS SERVED AND INDICATES THEIR STATUS.
4. SLEEPING UNIT CONTROLS. MASTER SWITCH AT ENTRY TO HOTEL/MOTEL GUEST ROOM.
5. EGRESS LIGHTING. EGRESS ILLUMINATION IS CONTROLLED BY A COMBINATION OF LISTED EMERGENCY RELAY AND OCCUPANCY SENSORS TO SHUT OFF DURING PERIODS THAT THE BUILDING SPACE SERVED BY THE MEANS OF EGRESS IS UNOCCUPIED.
6. ADDITIONAL CONTROLS. EACH AREA THAT IS REQUIRED TO HAVE A MANUAL CONTROL SHALL HAVE ADDITIONAL CONTROLS THAT MEET THE REQUIREMENTS OF SECTIONS 505.2.2.1 AND 505.2.2.2.
7. LIGHT REDUCTION CONTROLS. EACH SPACE REQUIRED TO HAVE A MANUAL CONTROL ALSO ALLOWS FOR REDUCING THE CONNECTED LIGHTING LOAD BY AT LEAST 50 PERCENT BY EITHER
   1) CONTROLLING (DIMMING OR MULTI-LEVEL SWITCHING) ALL LUMINARIES; OR
   2) DUAL SWITCHING OF ALTERNATE ROWS OF LUMINARIES, ALTERNATE LUMINARIES, OR ALTERNATE LAMPS; OR
   3) SWITCHING THE MIDDLE LAMP LUMINARIES INDEPENDENTLY OF OTHER LAMPS; OR
   4) SWITCHING EACH LUMINAIRE OR EACH LAMP.
8. BUILDINGS LARGER THAN 2,000 SQUARE FEET ARE EQUIPPED WITH AN AUTOMATIC CONTROL DEVICE TO SHUT OFF LIGHTING IN THOSE AREAS. THIS AUTOMATIC CONTROL DEVICE SHALL FUNCTION ON EITHER:
   1) A SCHEDULED BASIS, USING TIME-OF-DAY, WITH AN INDEPENDENT PROGRAM SCHEDULE THAT CONTROLS THE INTERIOR LIGHTING IN AREAS THAT DO NOT EXCEED 10,000 SQUARE FEET AND ARE NOT MORE THAN ONE FLOOR; OR
   2) AN OCCUPANT SENSOR THAT SHALL TURN LIGHTING OFF WITHIN 30 MINUTES OF AN OCCUPANT LEAVING A SPACE; OR
   3) A SIGNAL FROM ANOTHER CONTROL OR ALARM SYSTEM THAT INDICATES THE AREA IS UNOCCUPIED.
9. OCCUPANCY SENSORS IN ROOMS THAT INCLUDE DAYLIGHT ZONES ARE REQUIRED TO HAVE MANUAL ON ACTIVATION.
10. AN OCCUPANT SENSOR CONTROL DEVICE IS INSTALLED THAT AUTOMATICALLY TURNS LIGHTING OFF WITHIN 30 MINUTES OF ALL OCCUPANTS LEAVING A SPACE.
11. ADDITIONAL CONTROLS. AN OCCUPANT SENSOR CONTROL DEVICE THAT AUTOMATICALLY TURNS LIGHTING OFF WITHIN 30 MINUTES OF ALL OCCUPANTS LEAVING A SPACE OR A LOCALLY ACTIVATED SWITCH THAT AUTOMATICALLY TURNS LIGHTING OFF WITHIN 30 MINUTES OF BEING ACTIVATED IS INSTALLED IN ALL STORAGE AND SUPPLY ROOMS UP TO 1000 SQUARE FEET.
12. OCCUPANT OVERRIDE. AUTOMATIC LIGHTING SHUTOFF OPERATING ON A TIME-OF-DAY SCHEDULED BASIC INCORPORATES AN OVERRIDE SWITCHING DEVICE THAT: 1) IS READILY ACCESSIBLE, 2) IS LOCATED SO THAT A PERSON USING THE DEVICE CAN SEE THE LIGHTS OR THE AREA CONTROLLED BY THAT SWITCH, ORSO THAT THE AREA BEING LIT IS ANNUNCIATED, 3) IS MANUALLY OPERATED, 4) ALLOWS THE LIGHTING TO REMAIN ON FOR NO MORE THAN 2 HOURS WHEN AN OVERRIDE IS INITIATED, AND 5) CONTROLS AN AREA NOT EXCEEDING 2,000 SQUARE FEET.
13. AUTOMATIC HOLIDAY SCHEDULING FEATURE THAT TURNS OFF ALL LOADS FOR AT LEAST 24 HOURS, THEN RESUMES THE NORMALLY SCHEDULED OPERATION.
14. EXTERIOR LIGHTING CONTROLS. LIGHTING NOT DESIGNATED FOR DUSK-TO-DAWN OPERATION SHALL BE CONTROLLED BY EITHER A COMBINATION OF A PHOTOSENSOR AND A TIME SWITCH, OR AN ASTRONOMICAL TIME SWITCH. LIGHTING DESIGNATED FOR DUSK-TO-DAWN OPERATION SHALL BE CONTROLLED BY AN ASTRONOMICAL TIME SWITCH OR PHOTOSENSOR.
15. TANDEM WIRING. THE FOLLOWING LUMINAIRES LOCATED WITHIN THE SAME AREA SHALL BE TANDEM WIRED:
    a. FLUORESCENT LUMINAIRES EQUIPPED WITH ONE, THREE OR ODD-NUMBERED LAMP CONFIGURATIONS, THAT ARE RECESS-MOUNTED WITHIN 10 FEET CENTER-TO-CENTER OF EACH OTHER.
    b. FLUORESCENT LUMINAIRES EQUIPPED WITH ONE, THREE OR ANY ODD-NUMBERED LAMP CONFIGURATION, THAT ARE PENDANT- OR SURFACE-MOUNTED WITHIN 1 FOOT EDGE- TO-EDGE OF EACH OTHER.
16. MEDICAL TASK LIGHTING OR ART/HISTORY DISPLAY LIGHTING CLAIMED TO BE EXEMPT FROM COMPLIANCE HAS A CONTROL DEVICE INDEPENDENT OF THE CONTROL OF THE NONEXEMPT LIGHTING.
17. EACH DWELLING UNIT IN A BUILDING IS METERED SEPARATELY.

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT
4449
GENE G. BOLANTE
SALEM, OREGON
STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-59
DATE: 22 JUN 2016

REVISIONS

1	DATE:	24 AUG 2016 REVISED EXITS

TENANT IMPROVEMENT FOR:
MJAI OREGON 4 LLC
1252 23rd ST STE. 150 SALEM, OR 97302

SHEET:
G1

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	38

51'-3 3/8"
3 1/2"
15'-11 7/8"
103A(E)
101A(E)
6
A3
2
A-4b
LOBBY
101
331 SF
101B
SALES
103
1599 SF
4
1
W-1
3'-0"
1'-0"
TOILET
102
60 SF
102(E)
10'-9"
110A
LAUNDROMAT (B OCCUPANCY)
EXISTING STORAGE
104
52 SF
104(E)
EXISTING STORAGE
106
57 SF
106(E)
105(E)
EXISTING STORAGE
105
124 SF
A-6b
3
29'-4 1/4"
CLONE ROOM
110
516 SF
VACANT
EXISTING FIRE RISER ROOM
107
58 SF
EXISTING OFFICE
108
99 SF
108(E)
107(E)
110B(E)
41'-6 1/4"
5 1/2"

1 FLOOR PLAN

1/4" = 1'-0"

FLOOR PLAN NOTES:

1. RECEPTION PASS-THROUGH SLIDER WINDOW.
2. EXISTING STOREFRONT ASSEMBLY, AT EXISTING GLAZING VERIFY GLASS MANUFACTURER APPLICAITON OF FROSTED TINT, COORINATE WITH TENANT.
3. NEW DEMISING WALL. SEE WALL TYPES FOR ASSEMBLY.
4. EXISTING DEMISING WALL, ASSUMED ONE HOUR RATING. EXTEND TO DECK ABOVE.
5. EXISTING WATER HEATER TO REMAIN.
6. ALIGN NEW FINISHES WITH EXISTING.

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT
4449
GENE G. BOLANTE
SALEM, OREGON
STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-59
DATE: 22 JUN 2016

REVISIONS
1 DATE: 24 AUG 2016 REVISED EXITS

TENANT IMPROVEMENT FOR: MJAI OREGON 4 LLC

1252 23rd ST STE. 150 SALEM, OR 97302

SHEET:
A1

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	39

LAUNDROMAT (B OCCUPANCY)
VACANT
EM
A
B
X
1
2
DATE: 24 AUG 2016
EXIT CLARIFICATION

1 REFLECTED CEILING PLAN

0' 1' 2' 4' 8' 12'

1/4" = 1'-0"

RCP KEYNOTES:

1. SAW CUT EXISTING GRID TO ALIGN DEMISING WALL TO PASS THROUGH.
2. EXISTING WALL. EXTEND TO ROOF DECK ABOVE, INSTALL ON LAYER 5/8" TYPE "X" GYPSUM WALLBOARD EACH SIDE.

CEILING PLAN LEGEND:

- EXISTING SUSPENDED ACOUSTICAL TILE CEILING ASSEMBLY. REPAIR/REPLACE DAMAGED TILES, REPAIR DAMAGED GRID SYSTEMS.
- EXISTING GYPSUM BOARD CEILING. PATCH AND REPAIR AS REQUIRED.
- A — 24" X 48" RECESSED LED LIGHT FIXTURE. LITHONIA 2VTL4, 6000 LUMENS, 3000K COLOR TEMP, 52W TOTAL.
- B — 12" X 48" SURFACE-MOUNTED LED LIGHT FIXTURE. LITHONIA 2VTL2, 3300 LUMENS, 3000K COLOR TEMP, 34W TOTAL.
- EXHAUST FAN, DIRECT VENT TO EXTERIOR.
- X — ILLUMINATED EXIT SIGN.
- EM — EMERGECY EGRESS LIGHTING. ENSURE MINIMUM 1 FOOT CANDLE AT EXIT PATH. ADDITIONAL LIGHTS MAY BE REQUIRED.

STUDIO 3 ARCHITECTURE INCORPORATED

222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT 4449 GENE C. BOLANTE SALEM, OREGON STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-59

DATE: 22 JUN 2016

REVISIONS

1 DATE: 24 AUG 2016 REVISED EXITS

TENANT IMPROVEMENT FOR:
MJAI OREGON 4 LLC

1252 23rd ST STE. 150 SALEM, OR 97302

SHEET:

A2

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	40

DOOR SCHEDULE												
DOOR #	LOCATION	WIDTH	HEIGHT	THK.	MAT'L	ELEV	FRAME	HEAD	JAMB	SILL	HDWRE.	REMARKS
101A(E)	LOBBY	3' - 0"	7' - 0"	1 3/4"	ALUM.	-	-	-	-	-	HW-3	-
101B	LOBBY	3' - 0"	6' - 8"	1 3/4"	WD.	D-1	F-1	2/A3	3/A3	4/A3	HW-1	-
102(E)	TOILET	3' - 0"	6' - 8"	1 3/4"	WD.	AA	WD.	-	-	-	HW-4	-
103A(E)	SALES	3' - 0"	7' - 0"	1 3/4"	ALUM.	-	-	-	-	-	HW-3	-
104(E)	STORAGE	3' - 0"	6' - 8"	1 3/4"	WD.	-	-	-	-	-	HW-2	EXISTING HARDWARE. MATCH HW-2.
105(E)	STORAGE	3' - 0"	6' - 8"	1 3/4"	WD.	-	WD.	-	-	-	HW-2	EXISTING HARDWARE. MATCH HW-2.
106(E)	STORAGE	3' - 0"	6' - 8"	1 3/4"	WD.	-	WD.	-	-	-	HW-2	EXISTING HARDWARE. MATCH HW-2.
107(E)	FIRE RISER	3' - 0"	7' - 0"	1 3/4"	-	-	-	-	-	-	-	EXISTING DOOR. NOT IN SCOPE OF WORK.
108(E)	OFFICE	3' - 0"	6' - 8"	1 3/4"	WD.	AA	WD.	-	-	-	HW-1	EXISTING HARDWARE. MATCH HW-1.
110A	CLONEROOM	3' - 0"	6' - 8"	1 3/4"	WD.	D-1	F-1	2/A3	3/A3	4/A3	HW-2	-
110B(E)	CLONEROOM	6' - 0"	7' - 0"	1 3/4"	ALUM.	-	-	-	-	-	HW-3	-
A	ENTRY	3' - 0"	6' - 8"	1 3/4"	WD.	AA	WD.	-	-	-	1	-

DOOR HARDWARE SCHEDULE

HW-1	HW-2	HW-3	HW-4
OFFICE LOCKSET, LEVER HANDLE, (3) HINGES, KICK PLATE, SILENCERS, WALL STOP	STORAGE LOCKSET, LEVER HANDLE, (3) HINGES, SILENCERS, WALL STOP	EXISTING DOOR. VERIFY WORKING CONDITION, PROVIDE PANIC HARDWARE	EXISTING DOOR. VERIFY WORKING CONDITION. PROVIDE PANIC HARDWARE, ENSURE PRIVACY LOCK.

SEE SCHEDULE
2"
2"
SEE SCHEDULE
2 A3
3 A3
4 A3
3'-0"
2 A3
SIM
2'-0"
3'-0"
HM OR VINYL SLIDING WINDOW ASSEMBLY WITH LOCK. PROVIDE TEMPERED GLASS.

D-1

F-1
H/M

W-1

1 DOOR/WINDOW ELEVATIONS
1/2" = 1'-0"

2 INTERIOR HOLLOW METAL DOOR HEAD
3" = 1'-0"

3 INTERIOR HOLLOW METAL DOOR JAMB
3" = 1'-0"

4 DOOR BOTTOM DETAIL
3" = 1'-0"

2"
5/8" SEE NOTE 2
1/2"
1 9/16"
VARIES
1 15/16"
1/2"
2"
3/4"
1/2"
1 9/16"
VARIES
1 15/16"
1/2"

5 TYPICAL HOLLOW METAL DETAIL
3" = 1'-0"

NEW PARTITION WALL AS DETAILED.
PRIME AND PAINT EACH SIDE OF WALL..
ANODIZED FINISHED END CAP.
BLACK NEOPRENE FILLER.

6 WALL AT WINDOW MULLION DETAIL
1 1/2" = 1'-0"

EXISTING CEILING ASSEMBLY, MAINATIN EXISTING FIRE RATING AS OCCURS.
FILL TOP GAP WITH APPROVED FIRE CAULKING.
2X6 WOOD STUD WALL EXTENDED TO CEILING/ROOF DECK ABOVE.
EXISTING SUSPENDED CEILING SYSTEM, MODIFY FOR WALL PENETRATION.
2X6 WOOD STUDS 16" ON CENTER WITH ONE LAYER 5/8" TYPE "X" GYPSUM WALLBOARD EACH SIDE. BASE LAYERS APPLIED VERTICALLY OR HORIZONTALLY AND NAILED WITH 6d COOLER OR WALLBOARD NAILS AT 7" ON CENTER WITH END JOINTS ON NAILING MEMBERS. STAGGER JOINTS EACH SIDE.
FILL BOTTOM GAP WITH APPROVED FIRE CAULKING.
FLOORING AS SELECTED, OVER EXISTING CONCRETE FLOOR SLAB.

7 DEMISING WALL SECTION
1 1/2" = 1'-0"

STUDIO
3
ARCHITECTURE
INCORPORATED

222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT
4449
GENE G. BOLANTE
SALEM, OREGON
STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-59
DATE: 22 JUN 2016

REVISIONS
1 DATE: 24 AUG 2016 REVISED EXITS

TENANT IMPROVEMENT FOR:
MJAI OREGON 4 LLC
1252 23rd ST STE. 150 SALEM, OR 97302

SHEET:
A3

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	41

UNDERSIDE OF FLOOR OR ROOF STRUCTURE ABOVE
NO. 12 GA. VERTICAL WIRE HANGER, TURN CEILING GRID LEVEL PRIOR TO SETTING TUBE
VERTICAL COMPRESSION STRUT
DRILL 5/32" HOLE AND INSTALL 1/8" BOLT AND LOCKING NUT TO SECURE ONE TUBE TO THE OTHER LAP TUBES 4" MIN. IN FULLY EXTENDED POSITION
"EMT" SLEEVE
SPLAYED BRACING WIRES
INDEPENDENT CADY SUPPORT CLIP @ EACH LIGHT FIXTURE CONNECTION
MAIN RUNNER
CROSS TEE
SLOT END OF TUBE TO FIT OVER CEILING RUNNER

VERTICAL COMPRESSION STRUTS

1. UP TO 8'-0" USE 1- 3 5/8" 25 GA. MTL. STUD @ 12" 0.C.
2. 8'-0" TO 10'-0" USE 2- 1 5/8" 25 GA. MTL. STUDS @ 12'-0" O.C. FASTENED BACK TO BACK AT EA. SIDE OF MAIN RUNNER, TYP.
3. 10'-0" TO 15'-0" USE 2- 2 1/2" 25 GA. MTL. STUDS @ 12'-0" O.C. FASTEN SAME AS NOTE #2 ABOVE
4. ALTERNATE: UP TO 5'-0" USE 3/4"ø EMT CONDUIT

UNDERSIDE OF FLOOR OR ROOF STRUCTURE ABOVE
NO. 12 GA. VERTICAL WIRE HANGER, TURN CEILING GRID LEVEL PRIOR TO SETTING TUBE
VERTICAL COMPRESSION STRUT
DRILL 5/32" HOLE AND INSTALL 1/8" BOLT AND LOCKING NUT TO SECURE ONE TUBE TO THE OTHER LAP TUBES 4" MIN. IN FULLY EXTENDED POSITION
"EMT" SLEEVE
SPLAYED BRACING WIRES
RMX 12 MAIN TEE
INDEPENDENT CADY SUPPORT CLIP @ EACH SUSPENDED LIGHT FIXTURE CONNECTION
GYPSUM PANEL
MAIN RUNNER
RCX 4 CROSS CHANNEL AT 24" O.C.
SLOT END OF TUBE TO FIT OVER CEILING RUNNER

VERTICAL COMPRESSION STRUTS

1. UP TO 8'-0" USE 1- 3 5/8" 25 GA. MTL. STUD @ 12" 0.C.
2. 8'-0" TO 10'-0" USE 2- 1 5/8" 25 GA. MTL. STUDS @ 12'-0" O.C. FASTENED BACK TO BACK AT EA. SIDE OF MAIN RUNNER, TYP.
3. 10'-0" TO 15'-0" USE 2- 2 1/2" 25 GA. MTL. STUDS @ 12'-0" O.C. FASTEN SAME AS NOTE #2 ABOVE
4. ALTERNATE: UP TO 5'-0" USE 3/4"ø EMT CONDUIT

NOTES:

1. THE WIDTH OF THE PERIMETER SUPPORTING CLOSURE ANGLE SHALL BE NOT LEASS THAN 2.0 IN. IN EACH ORTHAGONAL HORIZONTAL DIRECTION, ONE END OF THE CEILING GRID SHALL BE ATTACHED TO THE CLOSURE ANGLE. THE OTHER END IN EACH HORIZONTAL DIRECTION SHALL HAVE A3/4" CLEARANCE FROM THE WALL AND SHALL REST UPON AND BE GFREE TO SLIDE ON A CLOSURE ANGLE
2. FOR CEILING AREAS EXCEEDING 1000 FT^2, HORIZONTAL RESTRAINT OF THE CEILING TO THE STRUCTURAL SYSTEM SHALL BE PROVIDED. THE TRIBUTARY AREAS OF THE HORIZONTAL RESTRAINTS SHALL BE APPROXIMATELY EQUAL.
EXCEPTION: RIGID BRACES ARE PERMITTED TO BE USED INSTEAD OF DIAGONAL SPLAY WIRES. BRACES AND ATTACHMENTS TO THE STRUCTURAL SYSTEM ABOVE SHALL BE ADEQUATE TO LIMIT RELATIVE LATERAL DEFLECTIONS AT POINT OF ATTACHMENT OF CEILING GRID TO LESS THAN1/4" FOR THE LOADS PRESCRIBED CHAPTER 7.
3. FOR CEILING AREAS EXCEEDING 2500 FT^2, A SEISMIC SEPARATION JOINT OR FULL HEIGHT PARTITION THAT BREAKS THE CEILING UP INTO AREAS NOT EXCEEDING 2500 FT^2 SHALL BE PROVIDED UNLESS STRUCTURAL ANALYSES ARE PERFORMED OF THE CEILING BRACING SYSTEM FOR THE PRESCRIBED SEISMIC FORCES WHICH DEMONSTRATE CEILING SYSTEM PENETRATIONS AND CLOSURE ANGLES PROVIDE SUFFICIENT CLEARANCE TO ACCOMODATE THE ADDITIONAL MOVEMENT. EACH AREA SHALL BE PROVIDED WITH CLOSURE ANGLES IN ACCORDANCE WITH ITEM 1 AND HORIZONTAL RESTRAINTS OR BRACING IN ACCORDANCE WITH ITEM 2.
4. EXCEPT WHERE RIGID BRACES ARE USED TO LIMIT LATERAL DEFLECTIONS, SPRINKLER HEAD AND OTHER PENETRATIONS SHALL HAVE A 2" OVERSIZE RING, SLEEVE, OR ADAPTER THROUGH THE CEILING TILE TO ALLOW FOR FREE MOVEMENT OF AT LEAST 1" IN ALL HORIZONTAL DIRECTIONS. ALTERNATIVELY, A SWING JOINT THAT CAN ACCOMODATE 1" OF CEILING MOVEMENT IN ALL HORIZONTAL DIRECTIONS ARE PERMITTED TO BE PROVIDED AT THE TOP OF THE SPRINKLER HEAD EXTENSION.
5. CHANGES IN CEILING PLAN ELEVATION SHALL BE PROVIDED WITH POSITIVE BRACING.
6. CABLE TRAYS AND ELECTRICAL CONDUITS SHALL BE SUPPORTED INDEPENDENTLY OF THE CEILING.
7. SUSPENDED CEILING SHALL BE SUBJECT TO THE SPECIAL INSPECTION REQUIREMENTS OF CHAPTER 1.
8. ALL SUPPORT WIRES TO BE ATTACHED TO THE TOP CHORD OF THE TRUSS ABOVE.

1 TYP. LIGHT FIXTURE BRACING DETAIL

0' 1' 2' 4' 8' 12' — 1/4" = 1'-0"

4'-0" MAX.
3/8" MIN.
12'-0"
4'-0"
SEE PLAN
6'-0"
12'-0"
4'-0"
1

NOTES:
1. CEILING TO BE TIED TO TWO ADJACENT WALLS CEILING TO BE INDEPENDENT OF TWO OTHER WALLS
2. SUSPENDED CEILING SUPPORT AND SPLAY WIRES TO BE WITHIN 4'-0" OF PERIMETER WALLS AND 12'-0" O.C., E.W.

SUSPENDED CEILING GRID

ACOUSTICAL LAY-IN CEILING TILE
(4) 12 GAUGE SUPPORT WIRES PER FIXTURE
(2) 12 GAUGE BLACK WIRES PER FIXTURE
ACOUSTICAL LAY-IN CEILING TILE
HEAVY DUTY T-BAR GRID SYSTEM
LIGHT FIXTURE

2 TYP. LIGHT FIXTURE BRACING DETAIL (REPLACED GRID)

0' 1' 2' 4' 8' 12' — 1/4" = 1'-0"

PARTITION NOTES:

1. SEE FLOOR PLAN DRAWINGS FOR WALL TYPE LOCATIONS.
2. SEE REFLECTED CEILING PLAN DRAWINGS FOR HORIZONTAL RATED LOCATIONS.
3. PROVIDE ACOUSTIC SEAL AT PERIMETER AND PENETRATIONS OF SOUND RATED PARTITIONS AND OTHER CONSTRUCTION AS REQUIRED TO ACHIEVE STC RATING INDICATED.
4. MAINTAIN FIRE RATING OF WALLS AROUND FIRE EXTINGUISHER CABINETS, AND OTHER RECESSED ITEMS.
5. FRAME AROUND BEAMS AND OTHER STRUCTURAL ELEMENTS WHEN THEY OCCUR WITHIN THE SPACE OF A FIRE RATED OR ACOUSTICAL PARTITION.
6. WHEN FRAMING CONTINUES PAST INTERMEDIATE STRUCTURE (AS IN MULTI-STORY STAIR ENCLOSURES AND SIMILAR CONDITIONS), ATTACHMENT TO INTERMEDIATE STRUCTURE SHALL BE WITH A SLOTTED CONNECTION OR OTHER MEANS SO THAT THE STRUCTURAL DEFLECTION WILL NOT TRANSFER LOADS TO FRAMING.
7. PLAN DIMENSIONS ARE TO FACE OF FRAMING, OR CENTERLINE OF COLUMN UNLESS OTHERWISE NOTED.
8. SEE FINISH SCHEDULE, INTERIOR ELEVATIONS, AND DETAILS FOR FINISHES AND SPECIAL CONDITIONS.
9. SEE STRUCTURAL DRAWINGS FOR PLYWOOD PANEL FACE LOCATION AT SHEAR-WALL CONDITIONS.
10. AT ALL SMOKE PARTITIONS, PROVIDE SMOKE SEALING JOINTS AT FLOOR, CEILING, EACH SIDE OF THE PARTITION, AND AT PENETRATION FIRE-STOPPING AT ANNULAR SPACE SURROUNDING PENETRATION OF PARTITION FOR DUCTS, PIPING, CONDUITS, ETC. WITH PENETRATION FIRE-STOPPING PER SECTION 078413 TO RESIST THE FREE PASSAGE OF FLAME AND THE PRODUCTS OF COMBUSTION.

PARTITION HEIGHT / RATING DIAGRAM

STRUCTURE
CEILING
INDICATES STUD
INDICATES FIRE RATING
INDICATES GYPSUM BOARD
FLOOR
a
b
c
d, e
f
g, h, j, k
s

PARTITION TYPE PLAN SYMBOL

PARTITION CONFIGURATION
FRAMING SIZE
PARTITION HEIGHT / RATING
PARTIAL HEIGHT
PARTITION TYPE SYMBOL ON NOTED SIDE (TYPICAL)

FRAMING SIZE DESIGNATION

0	=	7/8" FURRING	
1	=	1-5/8"	(2" NOM. IF WOOD STUD)
2	=	2-1/2"	
3	=	3-5/8"	
4	=	4"	(4" NOM. IF WOOD STUD)
5	=	5-1/2"	
6	=	6"	(6" NOM. IF WOOD STUD)
8	=	8"	(8" NOM. IF WOOD STUD

PROVIDE FIREBLOCKING IN ALL CONCEALED SPACES AND DOUBLE STUD WALL ASSEMBLIES IN ACCORDANCE WITH OSSC 717.2: SEE SPECIFICATIONS.

PARTITION HEIGHT / RATING LEGEND (SEE DIAGRAM NEXT COLUMN)

- a = NON-RATED PARTIAL HEIGHT PARTITION (SEE PLAN FOR TOP OF PARTITION HEIGHT).
- b = NON-RATED TO UNDERSIDE OF CEILING.
- c = NON-RATED, EXTEND GYPSUM BOARD TO 6" ABOVE CEILING AND BRACE STUDS AS REQUIRED TO STRUCTURE.
- d = NON-RATED, EXTEND STUDS AND GYPSUM BOARD TO UNDERSIDE OF STRUCTURE ABOVE.
- e = NON-RATED, EXTEND STUDS AND GYPSUM BOARD FROM C.I.P. CONCRETE SLAB TO UNDERSIDE OF STRUCTURE ABOVE. SEAL BOTTOM TRACK TO SLAB WITH SEALANT.
- f = NON-RATED, EXTEND STUDS TO UNDERSIDE OF STRUCTURE ABOVE. EXTEND GYPSUM BOARD TO 4" ABOVE CEILING ON ONE SIDE AND EXTEND TO STRUCTURE ON THE OTHER.
- g = (1) HOUR FIRE-RATED.
- h = (2) HOUR FIRE-RATED.
- j = (3) HOUR FIRE-RATED.
- k = (4) HOUR FIRE-RATED.
- s = SMOKE PARTITION.

3 PARTITION SECTION AT CEILING DETAIL

0" 1" 2" 4" 6" 1'-0" — 3" = 1'-0"

2X WOOD STUD @ 16" O.C.
5/8" GYPSUM WALLBOARD EACH SIDE.

F.R.
STC
WALL ASSEMBLY: A

STUDIO 3 ARCHITECTURE INCORPORATED
222 COMMERCIAL ST. NE
SALEM, OR 97301-3410
P: 503.390.6500
www.studio3architecture.com

REGISTERED ARCHITECT 4449 GENE G. BOLANTE SALEM, OREGON STATE OF OREGON

IN THE EVENT CONFLICTS ARE DISCOVERED BETWEEN THE ORIGINAL SIGNED AND SEALED DOCUMENTS PREPARED BY THE ARCHITECTS AND/OR THEIR CONSULTANTS, AND ANY COPY OF THE DOCUMENTS TRANSMITTED BY MAIL, FAX, ELECTRONICALLY OR OTHERWISE, THE ORIGINAL SIGNED AND SEALED DOCUMENTS SHALL GOVERN.

PROJECT # 2016-59
DATE: 22 JUN 2016

REVISIONS
1 DATE: 24 AUG 2016 REVISED EXITS

TENANT IMPROVEMENT FOR:
MJAI OREGON 4 LLC
1252 23rd ST STE. 150 SALEM, OR 97302

SHEET:
A4

Copyright © 2013-14, STUDIO 3 ARCHITECTURE, INC.

Table Of Contents	42

Nationwide Expansion, Other markets

We further believe that revenues and profitability will be enhanced through our planned opening of additional retail outlets in our chain, as well as economies of scale achieved by being a multi-location retail chain and being vertically integrated with our grow and manufacturing operations. Ultimately, we believe that we can successfully enter other markets as they open up by applying our “brand” retail chain and vertically integrated grow and manufacture model to other states that legalize recreational marijuana use.

On November 8, 2016 California, Maine, Massachusetts and Nevada voted to legalize recreational marijuana, while Arkansas, Florida and North Dakota approved medical cannabis initiatives. Montana, which legalized medical marijuana in 2004, also passed a measure to set up commercial cultivation operations and dispensaries.

The California Recreational Cannabis market is by far the largest potential market in the country, and our operations in Oregon allow for a natural progression and expansion down the I-5 corridor into California. Florida could be huge as well, and KAYS would have a distinct advantage here in that we are one of the few entities in existence in Florida that have experience owning and operating medical marijuana dispensaries, grows and retail cannabis stores.

These markets are substantial, and their development could lead to $7 billion-$8 billion in additional annual retail cannabis sales, according to Marijuana Business Daily’s preliminary estimates.

Table Of Contents	43

Kaya Farms

Table Of Contents	44

Table Of Contents	45

Kaya Farms Cannabis Testing Results

Following pages: recent test results from our latest crops, as well as the “Kaya Blend” every-day-value

Green Leaf Lab

Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Sour Trainwreck

Kaya Farms

Sample ID S135893 Matrix: Flower
Date Accepted: 8/12/16 Date Analyzed: 8/18/16
Sampling Method Single Sample
Testing in compliance with Oregon State Law and OAR 333-0081190

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/EEW

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		17.85
Total CBD ((CBDA*0.877)+CBD)		ND @ 0.01
THCA	18.41	19.65
Δ9-THC	0.58	0.62
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.22	0.23
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	19.20	20.49
		6.31% Moisture

Minor Cannabinoid Profile

25.00
20.00
15.00
10.00
5.00
0.00
19.65
0.62
0.00
0.00
0.00
0.00
0.00
0.23
0.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

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

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pesticide Analysis		
Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results

Quality Control Results		
Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 1 of 8
Reports shall not be repeated except in full

Table Of Contents	46

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Lemon Larry

Kaya Farms

Sample ID	S135894	Matrix:	Flower		
Date Accepted:	8/12/16	Date Analyzed:	8/18/16		
Sampling Method	Single Sample				

Analysis Methods	Instruments
Potency via HPLC	HP Agilent 1100 Series
Pesticide via GC-MS / ELISA	**Analysts**
Mold & Mildew via Plate Culture	PMH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		18.23
Total CBD ((CBDA*0.877)+CBD)		ND @ 0.01
THCA	19.33	20.32
Δ9-THC	0.39	0.41
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.36	0.38
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	20.09	21.11
		4.85% Moisture

Minor Cannabinoid Profile
25.00
20.00
15.00
10.00
5.00
0.00
20.32
0.41
0.00
0.00
0.00
0.00
0.00
0.00
0.38
0.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

Mold and Mildew Screen

Total Colonies	20	CFU/g

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

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pesticide	Result	Unit
Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 2 of 8
Reports shall not be repeated except in full

Table Of Contents	47

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Banana Kush

Kaya Farms

Sample ID S135895 Matrix: Flower
Date Accepted: 8/12/16 Date Analyzed: 8/18/16
Sampling Method Single Sample

Testing in compliance with Oregon State Law and OAR 333-0081190

Analysis Methods	Instruments
Potency via HPLC	HP Agilent 1100 Series
Pesticide via GC-MS / ELISA	**Analysts**
Mold & Mildew via Plate Culture	PMH/EEW

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		**23.76**
Total CBD ((CBDA*0.877)+CBD)		**ND @ 0.01**
THCA	25.18	26.62
Δ9-THC	0.39	0.41
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.18	0.19
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	25.76	27.23
		5.41% Moisture

Minor Cannabinoid Profile

26.62
0.41
0.00
0.00
0.00
0.00
0.00
0.19
0.00
0.00
30.00
25.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

Mold and Mildew Screen

Total Colonies	20	CFU/g

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

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pesticide Analysis		
Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results

Quality Control Results		
Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 3 of 8
Reports shall not be repeated except in full

Table Of Contents	48

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Blue Dynamite

Kaya Farms

Sample ID	S135897	Matrix:	Flower
Date Accepted:	8/12/16	Date Analyzed:	8/18/16
Sampling Method	Single Sample		

Analysis Methods	Instruments
Potency via HPLC	HP Agilent 1100 Series
Pesticide via GC-MS / ELISA	Analysts
Mold & Mildew via Plate Culture	PMH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		26.43
Total CBD ((CBDA*0.877)+CBD)		ND @ 0.01
THCA	28.35	29.58
Δ9-THC	0.47	0.49
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	ND @ 0.01	ND @ 0.01
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	28.82	30.06
		4.13% Moisture

Minor Cannabinoid Profile

35.00
30.00
25.00
20.00
15.00
10.00
5.00
0.00
29.58
0.49
0.00
0.00
0.00
0.00
0.00
0.00
0.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

Mold and Mildew Screen

Total Colonies	20	CFU/g

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

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 4 of 8
Reports shall not be repeated except in full

Table Of Contents	49

Green Leaf Lab

Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows ISO/IEC 17025:2005(E) Quality Standards

Locktite

Kaya Farms

Sample ID S135897 Matrix: Flower
Date Accepted: 8/12/16 Date Analyzed: 8/18/16
Sampling Method Single Sample
Testing in compliance with Oregon State Law and OAR 333-0081190

Analysis Methods: Potency via HPLC; Pesticide via GC-MS / ELISA; Mold & Mildew via Plate Culture

Instruments: HP Agilent 1100 Series

Analysts: PMH/EEW

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		24.77
Total CBD ((CBDA*0.877)+CBD)		ND @ 0.01
THCA	26.76	27.72
Δ9-THC	0.44	0.46
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.28	0.29
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	27.48	28.46
		3.46% Moisture

Minor Cannabinoid Profile
27.72
0.46
0.00
0.00
0.00
0.00
0.00
0.29
0.00
0.00
30.00
25.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

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

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pesticide	Result	Unit
Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results

Test	Result	Criteria
Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 5 of 8
Reports shall not be repeated except in full

Table Of Contents	50

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Sour Urkle

Kaya Farms

Sample ID S135898 Matrix: Flower
Date Accepted: 8/12/16 Date Analyzed: 8/18/16
Sampling Method Single Sample
Testing in compliance with Oregon State Law and OAR 333-0081190

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/EEW

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		16.92
Total CBD ((CBDA*0.877)+CBD)		ND @ 0.01
THCA	17.50	18.77
Δ9-THC	0.43	0.46
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.31	0.33
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	18.24	19.56
		6.75% Moisture

Minor Cannabinoid Profile
18.77
0.46
0.00
0.00
0.00
0.00
0.00
0.33
0.00
0.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

Mold and Mildew Screen

Total Colonies	20	CFU/g

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

5000
medium
1400
low
0
high
8500-9999

Pesticide Analysis

Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 6 of 8
Reports shall not be repeated except in full

Table Of Contents	51

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Gorilla Glue

Kaya Farms

Sample ID	S135899	Matrix:	Flower	Analysis Methods	Instruments
Date Accepted:	8/12/16	Date Analyzed:	8/18/16	Potency via HPLC	HP Agilent 1100 Series
Sampling Method	Single Sample			Pesticide via GC-MS / ELISA	Analysts
				Mold & Mildew via Plate Culture	PMH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		**27.62**
Total CBD ((CBDA*0.877)+CBD)		**ND @ 0.01**
THCA	29.23	30.77
Δ9-THC	0.61	0.64
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.41	0.43
CBG	ND @ 0.01	ND @ 0.01
CBC	0.42	0.44
Total Cannabinoids	30.67	32.28
		4.98% Moisture

Minor Cannabinoid Profile

35.00
30.00
25.00
20.00
15.00
10.00
5.00
0.00
30.77
0.64
0.00
0.00
0.00
0.00
0.00
0.43
0.00
0.44
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

Mold and Mildew Screen

Total Colonies	20	CFU/g

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

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis		
Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results		
Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 7 of 8
Reports shall not be repeated except in full

Table Of Contents	52

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Alien Orange

Kaya Farms

Sample ID	S135900	Matrix:	Flower	Analysis Methods	Instruments
Date Accepted:	8/12/16	Date Analyzed:	8/18/16	Potency via HPLC	HP Agilent 1100 Series
Sampling Method	Single Sample			Pesticide via GC-MS / ELISA	Analysts
				Mold & Mildew via Plate Culture	PMH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		23.74
Total CBD ((CBDA*0.877)+CBD)		ND @ 0.01
THCA	25.62	26.57
Δ9-THC	0.42	0.43
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.63	0.65
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	26.67	27.65
		3.56% Moisture

Minor Cannabinoid Profile
26.57
0.43
0.00
0.00
0.00
0.00
0.00
0.00
0.65
0.00
0.00
30.00
25.00
20.00
15.00
10.00
5.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

Mold and Mildew Screen

Total Colonies	10	CFU/g

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

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 8 of 8
Reports shall not be repeated except in full

Table Of Contents	53

Green Leaf Lab

Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows ISO/IEC 17025:2005(E) Quality Standards

Kaya Shack Blend

Kaya Farms

Sample ID	S127279	Matrix:	Flower
Date Accepted:	8/3/16	Date Analyzed:	8/8/16
Sampling Method	Single Sample		

Analysis Methods	Instruments
Potency via HPLC	HP Agilent 1100 Series
Pesticide via GC-MS / ELISA	**Analysts**
Mold & Mildew via Plate Culture	PMH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		19.18
Total CBD ((CBDA*0.877)+CBD)		1.40
THCA	19.23	19.85
Δ9-THC	1.71	1.77
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	1.54	1.59
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	ND @ 0.01	ND @ 0.01
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	22.49	23.21
		3.12% Moisture

Minor Cannabinoid Profile

25.00
20.00
15.00
10.00
5.00
0.00
19.85
1.77
0.00
0.00
1.59
0.00
0.00
0.00
0.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

Mold and Mildew Screen

Total Colonies	1,100	CFU/g

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

5000
medium
1400
low
0
8500-9999
high

Pesticide Analysis

Pyrethroids	Below LOQ of 1	ppm
Organophosphates	Below LOQ of 0.1	ppm
Carbamates	Below LOQ of 0.5	ppm
Chlorinated Hydrocarbons	Below LOQ of 0.1	ppm
Total Pesticide Content	ND	ppm

Quality Control Results

Method Blank:	Passed	No Analytes Detected
Quality Control Sample:	Passed	90-110% of expected
Sample Duplicate Requirement:	Passed	<10% difference

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 1 of 1
Reports shall not be repeated except in full

Table Of Contents	54

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

Table Of Contents	55

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015 and the nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenues

We had revenues of $263,435 for the three months ended September 30, 2016, as compared to revenues of $32,765 for the three months ended September 30, 2015 and revenues of $754,093 for the nine months ended September 30, 2016, as compared to revenues of $90,597 for the nine months ended September 30, 2015. The significant increases in revenues in the 2016 periods from the comparable periods in 2015, reflects revenues from legal recreational marijuana sales, which commenced on October 1, 2015 and revenues generated from our second retail outlet, the Kaya Shack™ Marijuana Superstore which we opened in October 2015, as compared to the operation of only our initial Kaya Shack™ outlet in the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $109,417 for the three months ended September 30, 2016 from $121,305 for the three months ended September 30, 2015 and increased to $338,073 for the nine months ended September 30, 2016 from $268,322 for the nine months ended September 30, 2015. These increases reflect our increased level of operations, including operation of two dispensaries in the 2016 periods as compared to a single retail outlet in the 2015 periods. In addition, the increases in selling general and administrative expenses from the 2015 periods to the 2016 periods are attributable, in part, to the establishment and operation of our growing and manufacturing operations.

Professional

Professional fees were $815,508 for the three months ended September 30, 2016, as compared to $124,050 for the three months ended September 30, 2015. Professional fees were $1,205,293 for the nine months ended September 30, 2016, as compared to $734,260 for the nine months ended September 30, 2015. These increases reflect additional employee, licensing and regulatory compliance costs arising from our increase level of retail operations, as well as out establishment of grow and manufacturing operations.

Interest expense

Interest expense and debt amortization expense increased to $451,512 for the three months ended September 30, 2016 from $537,556 for the three months ended September 30, 2015, Interest expense and debt amortization expense increased to $1,174,176 for the nine months ended September 30, 2016 from $862,930 for the nine months ended September 30, 2015. These increases reflect additional debt incurred to fund expansion of our operations.

Net Income (Loss)

We incurred a net loss of $1,122,694 for the three months ended September 30, 2016 and net loss of $960,825 for the nine months ended September 30, 2016 as compared to net losses of $1,115,775 and $2,715,487 for the three and nine months ended September 30, 2015, respectively.

Table Of Contents	56

The majority of our net loss during the nine month period ending September 30, 2016 $960,825 was a result of the derivative liabilities from the conversion of debt in the nine months ended September 30, 2016 and from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

Ultimately, we believe that we can successfully enter other markets as they open up by applying our “brand” retail chain and vertically integrated grow and manufacture model to other states that legalize recreational marijuana use.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Company raised a total of $575,000 through the private sale of debt and equity securities. Management recognizes the Company’s current financial difficulties that, at September 30, 2016, include a working capital deficiency of $2,817,672 and limited cash. Moreover, we acknowledge that our financial position at September 30, 2016, raises substantial doubt about the Company’s ability to continue as a going concern. However, management believes that its proposed plan of operation is strong. Our plan recognizes the Company’s needs to generate working capital to successfully develop its operations towards the goal of successfully operating in the legal recreational and medical marijuana sectors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of September30, 2016. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

Table Of Contents	57

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

UPDATE

On June 22, 2016, Daniel A. Goldin and Wally Goldin commenced an action in Oregon Circuit Court, Multnomah County, against the Company, MJAI, its direct majority-owned subsidiary, Craig Frank, our Chairman, President and Chief Executive Officer, William David Jones, a consultant to our Company and BMN Capital Group, LLC (the “ Action ”). The plaintiffs allege breach of contract, state securities fraud and state racketeering claims against the defendants arising from alleged misrepresentations made in subscription agreements with the Company entered into in October 2015 and January 2016 by Daniel A. Goldin and Wally Goldin, respectively, pursuant to which they each purchased 2,222,222 “ restricted ” shares of our common stock for $100,000 in a private transaction. In addition, Daniel A. Goldin alleges that the Company breached a purported employment agreement with him pursuant to which he was purportedly to be compensated for working in our Oregon operations through a combination of cash and stock. The Plaintiffs are seeking damages in excess of $1.7 million.

The Company believes that the claims and allegations set forth in the complaint filed in the Action are without merit and contain factual misstatements, and that the Company possesses documentation to establish that the plaintiffs’ investments were not solicited by the Company but that plaintiff Daniel A. Goldin unilaterally contacted the Company and represented himself as an “ accredited investor ” with expertise in the marijuana industry and proposed an investment in the Company.

The Company moved to dismiss all the claims. To date, the Court has dismissed one of two securities fraud claims and the racketeering claim (with leave for the plaintiffs to amend). In addition, the Court dismissed Daniel A. Goldin’s claim for stock compensation of approximately $200,000, on the basis that the agreement for such compensation provided for exclusive jurisdiction for dispute resolution in Florida. Although the Court allowed Mr. Goldin’s claim for cash compensation to stand, this reduces the Company’s exposure on his compensation claims to approximately $40,000. Although the plaintiffs have asked the Court for an extension of time to file an amended complaint, they have not indicated whether they will do so. In any event, the Company intends to vigorously defend against any claims which do proceed and continues to evaluate possible counter-claims against the plaintiffs.

Table Of Contents	58

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending September 30, 2016 the Company issued the following convertible debt and equity:

On July 13, 2016, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk free interest rates ranging from 0.41% to 0.41%, volatility ranging from 134% to 157%, a trading price of $.07 and conversion price of $.03 per share.

On August 30, 2016, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertibleinto common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with riskfree interest rates ranging from 0.41% to 0.41%, volatility ranging from 134% to 157%, a trading price of $.07 and conversion price of $.03 per share.

On September 13, 2016, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated values at September 30, 2016, the Company used the Black Scholes Option Model with risk free interest rates ranging from 0.41% to 0.41%, volatility ranging from 134% to 157%, a trading price of $.07 and conversion price of $.03 per share.

In September of 2016 the Company issued 2,300,000 of common shares of Kaya Holdings Inc. stock for director fees. The shares were valued at $161,000.

In September of 2016 the Company authorized the issuance of 6,825,000 shares of common shares of Kaya Holdings Inc. for employees compensation, legal and consulting fees. The shares were valued at $477,750, and were subsequently issued in November of 2016.

In September of 2016 the Company issued 1,486,111 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company as a conversion of two notes totaling $50,000 that were due January 1, 2017.

These securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereof and Regulation D thereunder.

For more information please refer to Note 6 Stockholder’s Equity and Note 10 Subsequent Events in the preceding financial statements that are part of this 10-Q filing.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Table Of Contents	59

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2016		KAYA HOLDINGS, INC.

	By:	/s/ Craig Frank
Craig Frank, Chairman of the Board, President, Chief
Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Table Of Contents	60