Form 10-K
period 2016-12-31
Kaya Holdings, Inc.
filed 2017-04-17
CIK 1530746

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X ] Yes [ ] No

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

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,447,215 as of June 30, 2016, based on the closing price on such date of $0.07 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 128,310,773 shares of common stock outstanding as of April 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-K except those Exhibits so incorporated as set forth in the list of Exhibits set forth in Item 15 of this Annual Report on Form 10-K.

KAYA HOLDINGS, INC.

FORM 10-K INDEX

As used in this Annual Report on Form 10-K (the “Annual Report”) and unless otherwise indicated, the terms “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act”). These forward-looking statements are contained principally in the sections titled “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

  PART I

ITEM 1.	Business.

Background

Kaya Holdings, Inc., was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“Netspace”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation in January 2010 in a stock for stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders of the Florida corporation. The Company’s name was changed in October 2010 from Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc.

From 2010 through 2014 the Company was engaged in seeking to develop a biofuels business. In January 2015, the Company determined that it was in the best interests of its stockholders to discontinue its biofuel development activities, and to instead leverage its agricultural and business development experience and focus all its resources on the development of legal medical and recreational marijuana opportunities in the United States and in select international markets.

In January of 2014 KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through entities controlled by MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, subsidiary, applied for and was awarded its first license to operate a Medical Marijuana Dispensary (an “MMD”). The Company developed the Kaya Shack™ brand for its retail operations and on July 3, 2014 opened its first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first publicly traded U.S. company to own and operate an MMD. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

In April 2015 KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. In October 2015, concurrent with Oregon commencing legal sales of recreational marijuana through MMDs, KAYS opened its second retail operation in Salem, Oregon, the Kaya Shack™ Marijuana Superstore. Oregon. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon.

Recent Developments

OLCC Licensing

In 2016, Oregon began the process to transition legal marijuana sales from Oregon Health Authority (“OHA”) licensed MMDs and grow operations to Oregon Liquor Control Commission (“OLCC”) licensed recreational marijuana retailers and producer and processing facilities. Effective January 1, 2017, all retailers of recreational marijuana were required to have a recreational marijuana sales license issued by the OLLC for each retail outlet operated. The Company applied for OLLC licenses for its two initial Kaya Shack™ retail outlets and received an OLCC recreational license for its existing South Salem Kaya Shack™ Marijuana Superstore prior to the January 1, 2017 deadline. However, issuance of the OLCC license for the Portland, Oregon outlet was delayed because of the need to resolve various local issues with the City of Portland. Accordingly, from January 1, 2017 until the present, sales at the Portland, Oregon location were limited to medical marijuana.

On January 20, 2017, we entered into an agreement whereby the City of Portland agreed to license our Portland Kaya Shack™ retail outlet. Since that time, we completed all OLCC Licensing requirements, on March 29, 2017 passed our retail license inspection and expect to receive our OLCC recreational license for the Portland Kaya Shack™ outlet by not later than April 30, 2017, at which time, we will be able to commence legal recreational marijuana sales at that location.

Table Of Contents	1

Additional Kaya Shack™ Marijuana Superstores

During 2016, the Company focused a significant portion of its efforts on developing two additional Kaya Shack™ Marijuana Superstores, including identifying and leasing suitable locations, completing necessary build out and applying for the requisite OLCC recreational marijuana retailer licenses. On March 21, 2017, the Company announced that it had secured the OLCC recreational retailer marijuana license and had opened its third retail outlet, a 2,600 square foot Kaya Shack™ Marijuana Superstore in North Salem, Oregon. We are completing construction of and the OLCC licensing process for our fourth outlet, a third Kaya Shack™ Marijuana Superstore, which will be located in Central Salem, Oregon and which we anticipate will open during the second quarter of 2017. In addition to the four Kaya Shack™ retail marijuana stores described above, the Company plans to identify and lease locations for, license and seek to open up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next eighteen to twenty-four months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

Expansion of Grow and Manufacturing Operations

On March 21, 2017, KAYS announced that it was in the process of expanding its grow and manufacturing operations and had retained a realtor to assist in identifying a suitable 30-60 acre tract of land in Oregon which would permit KAYS to expand its grow operations to the maximum space currently allowed by law utilizing a mix of indoor and greenhouse cultivation. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production, development of marijuana processing facilities and other cannabis related endeavors (subject to local zoning restrictions or liberalization of restrictions). As part of this expansion, KAYS ceased operations of its Portland grow facility at the end of March 2017, arranged to maintain its genetics library of over 30 strains of cannabis at an OHA-licensed medical grow site and contracted with farmers to meet demand until the new facility is secured, built and fully operational.

$2.1 Million Financing

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “Investor”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the “Financing Agreement”) entered into between the Company and the Investor in December 2016. Pursuant to the Financing Agreement, the Investor purchased $2.1 million in principal amount of convertible notes (the “Notes”) from the Company as follows:

•	$400,000 in principal amount of Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.04;

•	$700,000 in principal amount of Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.07; and

•	$1,000,000 in principal amount of Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.10.

The purchase price for the Notes is equal to the principal amount thereof. The Notes have a term of two years from issuance and bear interest at the rate of eight percent (8%) annum, which accrues and is payable to together with interest at maturity. The Investor may convert the principal amount of the Notes (as well as other notes it currently holds as referenced above), together with accrued but unpaid interest thereon, into shares at the applicable conversion price, at any time or from time to time prior to maturity. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The Notes also provide that at no time may they be convertible if the number of shares being issued upon conversion to and then held by the Investor would result in the Investor beneficially owning in excess of 4.99% of the Company’s then outstanding shares of common stock, after giving effect to the proposed conversion. As of the date of this Annual Report, the Investor has not converted any of the Notes into shares of the Company’s common stock.

Table Of Contents	2

The Notes were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D thereunder. The proceeds from the offer and sale of Notes are and will be used to fund the Company’s 2017 growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, expansion of our marijuana grow facility and manufacturing operations and introducing new Kaya Shack™ branded cannabis products.

Corporate Information

Our corporate office is located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301. Our website is www.kayaholdings.com. Information contained on our website does not constitute part of this Annual Report.

Market Overview

Twenty-nine states and the District of Columbia have legalized marijuana in some capacity. Additionally, eight states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington State) and Washington, DC have approved the implementation of legal recreational marijuana use, with active legal cannabis economies flourishing in Colorado, Oregon and Washington. As Melia Robinson of Business Insider stated, “After a historic election cycle, which saw four states pass ballot initiatives legalizing nonmedical marijuana, one in five Americans now live in a state where it's legal to smoke weed without a doctor's letter.”

According to cannabis research firm Arcview, sales of legal marijuana in North America rose by 34% to $6.9 billion in 2016, and based on estimates from investment firm Cowen & Co., U.S. legal sales could reach $50 billion by 2026. For added context, ArcView estimates that North American black market sales totaled $46.4 billion last year.

Arcview projects sales will grow at a compound annual growth rate of 25% through 2021, when the North American market is expected to top $20.2 billion in sales. "The only consumer industry categories I've seen reach $5 billion in annual spending and then post anything like 25% compound annual growth in the next five years are cable television (19%) in the 1990s and the broadband internet (29%) in the 2000s," Tom Adams, editor in chief of Arcview Market Research, said in a statement.

Estimates from various sources for the size of the long term market range from up to an excess of $100 billion if Federal Prohibition is repealed and marijuana sales become legal in all 50 states and Washington D.C. (for perspective beer is approximately a $100 billion market, with wine just under $30 billion and coffee approximately $12 billion).

The Kaya Shack™ Brand

Table Of Contents	3

Kaya Holdings operates the Kaya Shack™ brand of medical marijuana dispensaries and recreational marijuana stores.

Kaya Holdings operates three recreational marijuana retail outlets and medical marijuana dispensaries in Oregon under the Kaya Shack™ and anticipates opening a fourth location during the second quarter of 2017. In addition to these four Kaya Shack™ retail marijuana stores, the Company plans to identify and lease locations for, license and seek to open up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next eighteen to twenty-four months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

Dubbed by the mainstream press as the “Starbucks of Marijuana” after our first outlet opened in July, 2014, our operating concept is simple to deliver a consistent customer experience (quality products, fair prices and superior customer service) to a broad and diverse base of customers. Kaya Shack™ meets the quality needs of the “marijuana enthusiast”, the comfort and atmosphere of all including “soccer moms” and the price sensitivities of casual smokers.

The Kaya Shack™ brand communicates positive thinking and joy, with signs adorning the walls that read “It’s a Good Day to have a Good Day,” “Some of our Happiest Days Haven’t Even Happened Yet,” and our signature “Be Kind.”

Kaya Shack™ retail outlets are open 7 days a week from 8:00 am to 9:00 pm. Operations follow an operational manual that details procedures for 18 areas of operation including safety, compliance, store opening, store closing, merchandising, handling of cash, inventory control, product intake, store appearance and employee conduct.

In compliance with regulations, all marijuana and marijuana infused products sold through our stores are quality tested by independent labs to assure adherence to strict quality and purity standards.

Kaya Shack™ Retail Outlets

I. Kaya Shack™, 1719 SE Hawthorne Blvd., Portland, Oregon

KayaShack
iDope
DEVIL'S DILL
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack

Table Of Contents	4

KayaShack
KayaBuddies
KayaShack
KEEP IT OUT OF
REACH.

Our flagship Hawthorne Boulevard Kaya Shack™ store opened July 3, 2014. The location is prime Portland real estate, located in an area that many term as “the Greenwich Village of Portland”.

Table Of Contents	5

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

Our Portland store initially operated as an MMD. In connection with the transition of recreational marijuana retailer licenses from the OHA to the OLCC, we applied for an OLCC license for the facility. However, issuance of the OLCC license for the Portland, Oregon outlet was delayed because of the need to resolve various local issues with the City of Portland. Accordingly, from January 1, 2017 until the present, sales at the Portland, Oregon location were limited to medical marijuana.

On January 20, 2017, we entered into an agreement whereby the City of Portland agreed to license our Portland Kaya Shack™ retail outlet. Since that time, we completed all OLCC Licensing requirements, on March 29, 2017 passed our retail license inspection and expect to receive our OLCC recreational license for the Portland Kaya Shack™ outlet by not later than April 30, 2017, at which time, we will be able to commence legal recreational marijuana sales at that location.

Table Of Contents	6

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Table Of Contents	7

Table Of Contents	8

Our second retail outlet (and our first Kaya Shack™ Marijuana Superstore) opened for business on October 17, 2015 in South Salem, Oregon in time to take advantage of early recreational sales by MMDs.

The store is located in first class strip mall space adjacent to “Little Caesars Pizza” and “Aaron Rents”, with a footprint roughly three times the size of our first Kaya Shack™ outlet in Portland. The location and floor plan was carefully chosen with an eye towards concept expansion to enhance revenues and broaden branding opportunities.

In addition to the recreational and medical marijuana products as offered at our Hawthorne location, the space allows for additional products and concept innovations to be introduced. These include the Kaya Café Juice Bar ™ (featuring THC and CBD enhanced juices and beverages), the Kaya Clone Room ™ (supplying marijuana plants and home cultivation accessories) and additional unique on-site concepts.

Our South Salem Kaya Shack™ Marijuana superstore received its OLCC recreational marijuana retailer license prior to the January 1, 2017 deadline to do so.

Table Of Contents	9

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon

STARBUCKS COFFEE
DRIVE THRU
Spin City
LAUNDROMAT
short STOP
MARKET
Adam's
Rib
SMOKE HOUSE
KayaShack
GRAND OPENING
KayaShack
Fine Affordable Cannabis
Bringing Good Vibes to Salem!
DRIVE

Table Of Contents	10

Table Of Contents	11

On March 21, 2017, the Company announced that it had secured the OLCC recreational retailer marijuana license and had opened its third retail outlet, a 2,600 square foot Kaya Shack™ Marijuana Superstore in North Salem, Oregon.

Table Of Contents	12

As with the South Salem Store, the location is first class space, adjacent to Starbucks Coffee. This is our largest location to date and is intended to be the model for future Kaya Shack™ Marijuana Superstores. We selected this location with an eye towards completing market penetration of the Salem Metropolitan Area, which hosts a population of approximately 400,000 people. We also intend to expand our product offerings here as well as utilize the additional space to host community events we hope will help make the Kaya Shack™ a destination for cannabis consumers.

Table Of Contents	13

Table Of Contents	14

IV. Kaya Shack™ Marijuana Superstore, Central Salem, Oregon

Table Of Contents	15

We are completing construction of and the OLCC licensing process for our fourth outlet, a third Kaya Shack™ Marijuana Superstore, which will be located in Central Salem, Oregon and which we anticipate will open during the second quarter of 2017. As with the other Salem, Oregon outlet, the store is located in first class space, adjacent to fast food restaurants stores and near popular national retail chain stores. It also has a footprint of approximately 2,600 square feet and utilizes the Kaya Shack™ Marijuana Superstore model reflected in our third outlet and substantially completes our geographic penetration of the Salem, Oregon market.

A Face-lit Channel Letters & Logo Channel Wrap

B Face-lit Channel Letters & Logo Channel Wrap

C Face-lit Cloud Cabinet on freestanding Pylon

D Face-lit Cloud Cabinet on freestanding Pylon

KayaShack

D
C
A
B

RAMSAY SIGNS Est. 1911

9160 SE 74th Ave
Portland OR 97206
503.777.4555
800.613.4555
Fax 503.777.0220
ramsaysigns.com

Client:
Kaya Shack
1252 23rd street SE Ste. 150
Salem, OR 97301

Date:
3/17/2017
Project Manager:
Darin Hauer
Designer:
Bob Shaw

Client Approval + Date

Landlord Approval + Date

Revisions:
R1)

L73 Grounding and Bonding Statement for each permanently connected sign the following statement or equivalent "This sign is intended to be installed in the accordance with the requirements of Article 600 of the National Electrical Code and/or other applicable local codes. This includes proper grounding and bonding of the sign" should be either directly marked on the sign or label attached to the sign, included in the installation instructions, or provided on a separate sheet or tag shipped with the sign.

© Copyright, 2016 Ramsay Signs, Inc

These plans are the exclusive property of Ramsay Signs, Inc. the original work of its design team.

They are submitted to your company for the sole purpose of your consideration of whether to purchase these plans or to purchase from Ramsay Signs, Inc. a sign manufactured according to these plans.

Distribution or exhibition of these plans to anyone other than employees of your company, or use of these plans to construct a sign similar to the one embodied herein, is expressly forbidden.

In the event that such exhibition occurs, Ramsay Signs Inc. expects to be reimbursed 15% of total project value in compensation for time and effort entailed in creating these plans.

PAGE # 1
Number of pages: 5
17-302

Table Of Contents	16

B Face-lit Channel Letters with Raceway

Manufacture and install one (1) set of face-lit channel letters with raceway to CMU wall.

1 Construction
5" deep stock White aluminum coil returns with 1" White trimcap.

2 Faces
3/16" thick White acrylic

3 Graphics
3M Translucent film as per vinyl Color Chart applied to faces.
Artwork as shown.
Illumination
Sloan Prism LED grid

4 Raceway
6" deep fabricated aluminum raceway to house wiring & power supply.
Paint to match building wall color (T.B.D.)
Install
Locate raceway mounted channel letters to CMU wall centered over store entrance and centered vertically between light fixture and bottom of CMU block as shown.
Attach to wall with appropriate fasteners.
Fill all penetrations with water-tight sealant.

NOTE: Verify size, color and install requirements with field survey.

18'-1 11/16"
2
3
4
4'-0"
KayaShack
1'-0" Raceway
16'-8" Raceway

B Front View
Scale: 3/8" = 1' - 0"
72.36 Sq.Ft.

1
4

End View

Vinyl Color Chart

- 230-128 Plum Purple
- 230-84 Tangerine
- 230-156 Vivid Green

Paint Color Chart

- P1 Paint T/M wall color TBD with Satin finish

INTERNALLY ILLUMINATED PAN CHANNEL LETTER WITH AN EXPOSED RACEWAY

5"
6"
1" trim-cap
3/16" plastic face
white led modules w/class 2 wires
low voltage power supply
.063" aluminum letter backs
.040" aluminum letter returns
5/16" weep hole
wall fasteners, 4 min req'd. fastener type and size: "as req'd" per field survey (wedge anchor shown)
1/2" conduit thru wall
120v to J-box in conduit
CMU WALL

KayaShack

Photo illustration

Note: See actual color, material, and lighting samples for true representation.

RAMSAY SIGNS Est. 1911
9160 SE 74th Ave
Portland OR 97206
503.777.4555
800.613.4555
Fax 503.777.0220
ramsaysigns.com

Client:
Kaya Shack
1252 23rd street SE Ste. 150
Salem, OR 97301

Date: 3/17/2017
Project Manager: Darin Hauer
Designer: Bob Shaw

Client Approval + Date

Landlord Approval + Date

Revisions:
R1)

L73 Grounding and Bonding Statement for each permanently connected sign the following statement or equivalent "This sign is intended to be installed in the accordance with the requirements of Article 600 of the National Electrical Code and/or other applicable local codes. This includes proper grounding and bonding of the sign" should be either directly marked on the sign or label attached to the sign, included in the installation instructions, or provided on a separate sheet or tag shipped with the sign.

© Copyright, 2016 Ramsay Signs, Inc

These plans are the exclusive property of Ramsay Signs, Inc. the original work of its design team.

They are submitted to your company for the sole purpose of your consideration of whether to purchase these plans or to purchase from Ramsay Signs, Inc. a sign manufactured according to these plans.

Distribution or exhibition of these plans to anyone other than employees of your company, or use of these plans to construct a sign similar to the one embodied herein, is expressly forbidden.

In the event that such exhibition occurs, Ramsay Signs Inc. expects to be reimbursed 15% of total project value in compensation for time and effort entailed in creating these plans.

PAGE # 3
Number of pages: 5
17-302

Table Of Contents	17

Kaya Shack™ Home Delivery

Table Of Contents	18

In early February of 2017, the Company began the process of filing applications to add Home Delivery Service for three of its Kaya Shack™ retail marijuana stores at the advice of one of their OLCC examiners. As of the date of this Annual Report, the Company has received approvals from the OLCC to add Home Delivery to their two currently OLCC licensed locations, expects to receive approval for Home Delivery at its third location in conjunction with the anticipated issuance of its OLCC location license and is also applying for Home Delivery licensing at its fourth retail outlet, which is currently under construction.

In addition to providing added value and convenience for our customers, extending visibility and building brand recognition for the Kaya Shack™ brand, we believe that Home Delivery provides greater market penetration, by allowing sales throughout the geographic area that our stores are licensed in. There is no limit to the number of delivery vehicles that can service an individual area using just one store as a home base, so in effect we intend to use this service to construct additional “virtual” Kaya Shacks™ without the added costs of additional brick and mortar locations.

On April 11, 2017 the Company took delivery of its first four Fiat 500 cars to begin building their Kaya Car™ Home Delivery Service fleet. The cars are presently being customized with distinctive Kaya Shack™ vehicle wrapping featuring the Company’s branding logos and colors, and the Company is developing the Kaya Shack™ Delivery App for use by its customers to order “Fast, Free Delivery” of the complete line of both medical and recreational grade Kaya Shack™ cannabis products.

The Company intends to initiate its Kaya Car™ Home Delivery Service within the next 30-60 days, contemporaneously with a grand opening celebration for all four then OLCC-Licensed Kaya Shack™ retail marijuana stores and to commence the to move to the next stage of branding and retail development.

Table Of Contents	19

Kaya Farms™ Cannabis and Cannabis Products

General

Since April 2015, Kaya Holdings has developed, operated and expanded its Kaya Farms™ West Coast Base of Operations, housing marijuana grow operations and a manufacturing facility. These operations enabled us to develop over 30 strains of cannabis and to provide ours Kaya Shack™ retail outlets with top grade connoisseur quality marijuana products including flower, concentrates and extracts.

On March 21, 2017, KAYS announced that it was in the process of expanding its grow and manufacturing operations and had retained a realtor to assist in identifying a suitable 30-60 acre tract of land in Oregon which would permit KAYS to expand its grow operations to the maximum space currently allowed by law utilizing a mix of indoor and greenhouse cultivation. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production, development of marijuana processing facilities and other cannabis related endeavors (subject to local zoning restrictions or liberalization of restrictions). As part of this expansion, KAYS ceased operations of its Portland grow facility at the end of March 2017, arranged to maintain its genetics library of over 30 strains of cannabis at an OHA licensed medical grow site and contracted with farmers to meet demand until the new facility is secured, built and fully operational.

Table Of Contents	20

Kaya Farms™ Cannabis Testing Results

The following pages contain testing results of Kaya Farms™ flower produced throughout the year which make up part of our strain library of mother plants which we will use to help populate our new and improved grow and marijuana manufacturing facility.

Table Of Contents	21

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
30.00
25.00
20.00
15.00
10.00
5.00
0.00
26.57
0.43
0.00
0.00
0.00
0.00
0.00
0.00
0.65
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

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 8 of 8
Reports shall not be repeated except in full

Table Of Contents	22

Table Of Contents	23

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Amnesia Haze

Kaya Farms

Sample ID	S130258	Matrix:	Flower	Analysis Methods	Instruments
Date Accepted:	3/4/16	Date Analyzed:	3/10/16	Potency via HPLC	HP Agilent 1100 Series
				Pesticide via GC-MS / ELISA	Analysts
Sampling Method	Single Sample			Mold & Mildew via Plate Culture	PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		25.20
Total CBD ((CBDA*0.877)+CBD)		1.17
THCA	27.32	28.69
Δ9-THC	0.04	0.04
Δ8-THC	0.10	0.10
THCV	ND @ 0.01	ND @ 0.01
CBDA	1.27	1.33
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.04	0.04
CBG	0.03	0.03
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	28.80	30.24
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

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 1 of 11
Reports shall not be repeated except in full

Table Of Contents	24

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Blue Dynamite

Kaya Farms

Sample ID S135896 Matrix: Flower
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

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 4 of 8
Reports shall not be repeated except in full

Table Of Contents	25

Table Of Contents	26

Table Of Contents	27

Green Leaf Lab

Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Dr. Who

Kaya Farms

Sample ID	S133304	Matrix:	Flower	Analysis Methods	Instruments
Date Accepted:	4/13/16	Date Analyzed:	4/18/16	Potency via HPLC	HP Agilent 1100 Series
Sampling Method	Single Sample			Pesticide via GC-MS / ELISA	Analysts
				Mold & Mildew via Plate Culture	PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		20.05
Total CBD ((CBDA*0.877)+CBD)		0.67
THCA	20.72	21.83
Δ9-THC	0.85	0.90
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.72	0.76
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.40	0.43
CBG	0.11	0.11
CBC	0.12	0.12
Total Cannabinoids	22.92	24.15
		5.09% Moisture

Minor Cannabinoid Profile

25.00
20.00
15.00
10.00
5.00
0.00
21.83
0.90
0.00
0.00
0.76
0.00
0.00
0.43
0.11
0.12
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

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 4 of 6
Reports shall not be repeated except in full

Table Of Contents	28

Table Of Contents	29

Table Of Contents	30

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Gorilla Glue

Kaya Farms

Sample ID	S135899	Matrix:	Flower	
Date Accepted:	8/12/16	Date Analyzed:	8/18/16	
Sampling Method	Single Sample			

Analysis Methods
Potency via HPLC
Pesticide via GC-MS / ELISA
Mold & Mildew via Plate Culture

Instruments
HP Agilent 1100 Series

Analysts
PMH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		27.62
Total CBD ((CBDA*0.877)+CBD)		ND @ 0.01
THCA	29.23	30.77
Δ9-THC	0.61	0.64
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	ND @ 0.01	ND @ 0.01
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.41	0.43
CBG	ND @ 0.01	ND @ 0.01
CBC	0.42	0.44
Total Cannabinoids	30.67	32.28
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

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 7 of 8
Reports shall not be repeated except in full

Table Of Contents	31

Table Of Contents	32

Green Leaf Lab — Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

Kaya Kush

Kaya Farms

Sample ID	S133289	Matrix:	Flower
Date Accepted:	4/13/16	Date Analyzed:	4/18/16
Sampling Method	Single Sample		

Analysis Methods	Instruments
Potency via HPLC	HP Agilent 1100 Series
Pesticide via GC-MS / ELISA	Analysts
Mold & Mildew via Plate Culture	PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		**24.60**
Total CBD ((CBDA*0.877)+CBD)		**1.34**
THCA	24.74	26.91
Δ9-THC	0.92	1.00
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	1.41	1.53
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.09	0.10
CBG	0.21	0.23
CBC	0.11	0.12
Total Cannabinoids	27.48	29.89
		8.06% Moisture

Minor Cannabinoid Profile
30.00
25.00
20.00
15.00
10.00
5.00
0.00
26.91
1.00
0.00
0.00
1.53
0.00
0.00
0.10
0.23
0.12
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

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 1 of 6
Reports shall not be repeated except in full

Table Of Contents	33

Table Of Contents	34

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

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 2 of 8
Reports shall not be repeated except in full

Table Of Contents	35

Table Of Contents	36

Certificate of Analysis

Report Date: Feb 4 2016 3:28PM

Expiration Date: 5/1/2016 16:16

Customer: Kaya Shack

Comments:

Sample Name: Polynesian Cookie Haze
Sample Type: Flower
Sample Num: PD160201-051
Sample Date: Feb 1 2016 4:15PM
Weight Received (g): 3.5
Amount Paid:
Received By: TZ

PD160201-051

Requested Tests	Method	Result	LOQ	Unit	Analyzed By	Analyzed Date
Mold and Mildew						
Mold and Mildew	3M Petrifilm	Pass			AG	Feb 04, 2016
Pesticide Analysis						
Pesticide Analysis	LC/QQQ	Pass			AG	Feb 04, 2016
Total THC Potency						
Total THC Potency	HPLC/UV	24.37		%	AG	Feb 04, 2016
CBD-A	HPLC/UV	1.49	0.1	%	AG	Feb 04, 2016
THC-A	HPLC/UV	27.13	0.1	%	AG	Feb 04, 2016
CBD	HPLC/UV	0.00		%	AG	Feb 04, 2016
CBG	HPLC/UV	0.24	0.1	%	AG	Feb 04, 2016
CBN	HPLC/UV	ND	0.1	%	AG	Feb 04, 2016
d9-THC	HPLC/UV	0.58	0.1	%	AG	Feb 04, 2016
d8-THC	HPLC/UV	ND	0.1	%	AG	Feb 04, 2016
CBC	HPLC/UV	0.11	0.1	%	AG	Feb 04, 2016

*ND - Measured value below LOQ

In compliance with Oregon Administrative Rules 333-007-0300 and 333-008-9000. MRX Labs operates under a TNI 2009 compliant quality system. All QC samples met requirements outlined in the SOPs. QC Data available upon request. These results relate only to the sample included in this report. Test report may not be reproduced except in full, without the written approval of MRX Labs LLC, 14775 SE 74th Ave, Tigard, OR, (503) 954-3992.

Page 1 of 2

Table Of Contents	37

Customer: Kaya Shack

Comments:

Approved by: Bjorn Fritzsche, QA Manager   Corina Grodek, Lab Director

*ND - Measured value below LOQ

In compliance with Oregon Administrative Rules 333-007-0300 and 333-008-9000. MRX Labs operates under a TNI 2009 compliant quality system. All QC samples met requirements outlined in the SOPs. QC Data available upon request. These results relate only to the sample included in this report. Test report may not be reproduced except in full, without the written approval of MRX Labs LLC, 14775 SE 74th Ave, Tigard, OR, (503) 954-3992.

Page 2 of 2

Table Of Contents	38

Green Leaf Lab
Official Cannalysis Report

12025 NE Marx St. Portland, OR 97220
503-253-3511 / www.greenleaflab.org

Green Leaf Lab proudly follows
ISO/IEC 17025:2005(E) Quality Standards

White Critical Mass

Kaya Farms

Sample ID	S131524	Matrix:	Flower	
Date Accepted:	4/2/16	Date Analyzed:	4/6/16	
Sampling Method	Single Sample			

Analysis Methods	Instruments
Potency via HPLC	HP Agilent 1100 Series
Pesticide via GC-MS / ELISA	Analysts
Mold & Mildew via Plate Culture	PMH/AKH/EEW

Testing in compliance with Oregon State Law and OAR 333-0081190

Potency Analysis

Cannabinoids (% weight)		Moisture Adjusted
Total THC (THCA*0.877+Δ9)		22.39
Total CBD ((CBDA*0.877)+CBD)		0.73
THCA	23.07	24.88
Δ9-THC	0.53	0.57
Δ8-THC	ND @ 0.01	ND @ 0.01
THCV	ND @ 0.01	ND @ 0.01
CBDA	0.77	0.83
CBD	ND @ 0.01	ND @ 0.01
CBDV	ND @ 0.01	ND @ 0.01
CBN	0.17	0.18
CBG	ND @ 0.01	ND @ 0.01
CBC	ND @ 0.01	ND @ 0.01
Total Cannabinoids	24.54	26.46
		7.25% Moisture

Minor Cannabinoid Profile

30.00
25.00
20.00
15.00
10.00
5.00
0.00
24.88
0.57
0.00
0.00
0.83
0.00
0.00
0.18
0.00
0.00
THC-A
9-THC
8-THC
THCV
CBDA
CBD
CBDV
CBN
CBG
CBC

*The HPLC measures cannabinoids in both their acidic and activated form; total THC represent the **potential** total activated THC.

Mold and Mildew Screen

Total Colonies	70	CFU/g

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

Kevin Hounshell, Laboratory Director

Definitions
ND: not detected
ppm: parts per million,
CFU/g: colony forming units per gram

Test results only valid for samples collected
Page 3 of 4
Reports shall not be repeated except in full

Table Of Contents	39

Table Of Contents	40

Table Of Contents	41

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016 the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. The brand, marketed under the tagline “Buds with Benefits”, features over 25 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. The Kaya Buddies™ cannabis cigarettes, made from 100% cannabis bud only, was launched in mid-March in the Kaya Shack™ stores in Oregon and are targeted to service the exploding legal recreational marijuana market.

Table Of Contents	42

June 8th — Best Friends
KayaBuddies
Snow Leopard
KayaBuddies
Critical Cure
KayaBuddies
Banana Kush

Kaya Buddies™ cannabis cigarettes have consistently been very well received by both older medical patients and recreational users new to cannabis. Although they are first being marketed through our internal retail network they are also being targeted for potential distribution lines to other dispensaries.

Table Of Contents	43

Other Potential Markets

We believe that revenues and profitability will be enhanced through our planned opening of additional retail outlets utilizing the Kaya Shack™ brand and model in our chain, as well as economies of scale achieved by being a multi-location retail chain and being vertically integrated with grow and manufacturing operations. Ultimately, we believe that we can successfully enter other markets as they open up by applying our “brand” retail chain and vertically integrated grow and manufacture model to other states that legalize recreational marijuana use. Where applicable, we will seek to leverage our public company status to finance organic growth and enable acquisitions of existing locations for the Kaya Shack brand, as well as look to acquire and grow additional brands.

On November 8, 2016, California, Maine, Massachusetts and Nevada voted to legalize recreational marijuana, while Arkansas, Florida and North Dakota approved medical cannabis initiatives. Montana, which legalized medical marijuana in 2004, also passed a measure to set up commercial cultivation operations and dispensaries.

The California recreational cannabis market is by far the largest potential market in the country, and our operations in Oregon allow for a natural progression and expansion down the I-5 corridor into California. Florida could be a potentially large market for us as well, because we believe that KAYS would have a distinct advantage in the state, as it is one of the few Florida-based entities whose management has significant experience in owning and operating MMDs and grow and manufacturing operations. These markets are substantial, and their development could lead to $7-$8 billion in additional annual retail cannabis sales, according to Marijuana Business Daily’s preliminary estimates.

Growth Strategy

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

•	All operations are to be conducted in accordance with state and local laws and regulations and guidance outlined in the U.S. Department of Justice “Cole Memo” dated August 29, 2013.

•	The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.

•	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.

•	The Company shall work with law enforcement and government officials to insure compliance with all regulations.

Table Of Contents	44

Marketing and Sales

The Company will only market its legal marijuana as in compliance with applicable state law.

The Company employs a marketing campaign consisting of four cornerstones:

•	Promoting and establishing the Kaya Shack™ brand.

•	A positive and active online presence.

•	Daily specials and promotions.

•	Quirky and fun holiday specials.

Our core strategic marketing objectives include:

•	Establish the Kaya Shack™ Brand – positioning the Company’s brand to have positive and value related associations with all prospective and existing customers.

•	Operate Cooperatively - cooperation, as a strategy, helps develop a network of suppliers and marketing channels able to promote Kaya Shack™.

•	Deliver Value - customer value is achieved when the perceived value of what we sell along with the value of the experience we deliver exceeds the price we charge.

•	Drive Customer Traffic - the only two ways to increase store income is to sell more to our existing customers and attract new customers. Programs are in place to accomplish both tasks.

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

Table Of Contents	45

Competition

The legal marijuana sector is rapidly growing and the Company faces significant competition in the operation of retail outlets, MMDs and grow facilities. Many of these competitors will have far greater experience, more extensive industry contacts and greater financial resources than the Company. There can be no assurance that we can adequately compete to succeed in our business plan.

Employees

As of the date of this Annual Report, our Oregon operations have a total of seventeen (17) part-time store employees including budtenders, trimmers, growers, and 4 full-time employees- a Store Manager, a Sales and Marketing Coordinator, the Director of Dispensary and Grow Operations and a Master Grower. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

Table Of Contents	46

ITEM 1A.	Risk Factors.

We have a limited operating history with our current business.

The Company was incorporated in 1993 and has engaged in a number of businesses as both a private and as a publicly held company, including the online sale of specialty foods, online marketing and website development.

KAYS’s legal marijuana business, which it has focused on since 2014, only commenced generating more than a limited level of revenues subsequent to the commencement of legal recreational marijuana sales in Oregon on October 1, 2015. Accordingly, our operations continue to be subject to all the problems, expenses, difficulties, complications and delays encountered in an early stage business. Their can be no assurance that the Company will generate significant revenues or operate at a profit.

The Company will require additional financing to become commercially viable.

The Company’s current legal marijuana operations can be capital intensive.

During the years ended December 31, 2016 and 2015, we raised approximately $1,185,000 and $940,000, respectively, through a series of private of debt and equity offerings to finance operations for its legal marijuana operations in Oregon.

The Company incurred net losses of $19,849,262 and $3,225,394 for the years ended December 31, 2016 and 2015, respectively. The majority of our net loss during the year ended December 31, 2016 was a result of the derivative liabilities from the conversion of debt in the year ended December 31, 2016 and from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations. At December 31, 2016, we had a total stockholders' deficit of $ 20,990,060 and a working capital deficiency of $9,417,677. Their can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company can not secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Table Of Contents	47

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

The Company’s business plan anticipates that operations will undergo significant expansion in 2017 and beyond. This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

Marijuana remains illegal in the United States under federal law.

Notwithstanding its legalization for recreational and/or medical use by a growing number of states, the growing, transport, possession or selling of marijuana continues to be illegal under federal law. Although the Obama administration has made a policy decision to allow implementation of state laws legalizing recreational and/or medical marijuana use and not to federally prosecute anyone operating under state law, the continuance of that policy is not assured under the Trump administration and could change at any time, which might render our marijuana operations illegal and adversely affecting KAYS’s business, financial condition and results of operations.

Table Of Contents	48

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

Our planned operations will be subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:

•	breakdown of the equipment;

•	labor disputes;

•	imposition of new government regulations;

•	sabotage by operational personnel;

•	cost overruns; and

•	fire, flood, or other acts of God.

Table Of Contents	49

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act `Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial office and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identity other deficiencies that we may not be able to timely remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”). Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly

The Jumpstart our Business Startups Act of 2012 (the “Jobs Act”) has reduced the information that the Company is required to disclose.

Under the Jobs Act, the information that the Company will be required to disclose has been reduced in a number of ways.

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “EGC”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

Table Of Contents	50

•	The Company is excluded from Section 404(b) of Sarbanes-Oxley, which otherwise would have required the Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The Jobs Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.
•	The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.
•	As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company.”
•	In the event that the Company registers the common stock under the Exchange Act as it intends to do, the Jobs Act will also exempt the Company from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act; (ii) the requirements of Section 14A(b) of the Exchange Act relating to shareholder advisory votes on “golden parachute” compensation; (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance; and (iv) the requirement of Section 953(b)(1)of the Dodd-Frank Act, which requires disclosure as to the relationship between the compensation of the Company’s chief executive officer and median employee pay.

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

The Certificate of Incorporation and Bylaws of KAYS provide for indemnification of directors and officers at the expense of the respective corporation and limit their liability. This may result in a major cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers. The Company has been advised that, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Table Of Contents	51

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

KAYS’s common stock is a penny stock. Trading of KAYS’s common stock may be restricted by the penny stock regulations adopted by the Securities and Exchange Commission (the “SEC”) and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

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

Table Of Contents	52

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact KAYS’s common stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

The principal stockholder of KAYS holds 22,996,833 shares of common stock and $500K in principal amount of convertible promissory notes which are convertible into 50,000 shares of Series C Convertible Stock. Additionally, our CEO owns 5,280,144 shares of common stock and 50,000 shares of Series C Convertible Preferred Stock. These preferred shares notes can be converted into a total of 43,329,970 shares of KAYS common stock which, added to the common shares of KAYS held by both parties gives them approximately 41% of votes on matters presented to stockholders. Accordingly, they are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Table Of Contents	53

We do not expect to pay cash dividends in the foreseeable future.

KAYS has not paid cash dividends on its shares of common stock and does not intend to do so at any time in the foreseeable future. The future payment of dividends depends upon future earnings, capital requirements, financial requirements and other factors that the companies’ boards of directors will consider. Since they do not anticipate paying cash dividends on the common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of the common stock.

The conversion of KAYS’ outstanding preferred stock by the CEO and convertible debt held by our principal stockholder would result in the issuance of 43,329,970 shares of KAYS’ common stock. Additionally, conversion of other convertible debt described in this Annual Report would result in further dilution to KAYS’ stockholders. Accordingly, such market overhang could adversely impact the market price of the common stock.

KAYS has 50,000 shares of Series C Convertible Preferred Stock outstanding, all of which are held by our CEO. Additionally, KAYS has $500K in principal amount of convertible promissory notes outstanding held by our principal stockholder, which are convertible into 50,000 shares of Series C Convertible Stock. These preferred shares and convertible promissory notes can be converted into a total of 43,329,970 shares of KAYS common stock. Additionally, the company has other convertible debt described in this Annual Report, which would result in further dilution if converted Such market overhang could adversely impact the market price of KAYS’s common stock as a result of the dilution which would result if such securities were converted into shares of KAYS common stock.

Future sales of shares of KAYS common stock pursuant to Rule 144 under the Securities Act could adversely affect the market price of KAYS’s common stock.

KAYS has a substantial number of shares of common stock which were issued in transactions exempt from the registration requirements of the Securities Act and are now available for public sale pursuant to the Rule 144 under the Securities Act. Such sales could adversely affect the market price of KAYS’s common stock.

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

Table Of Contents	54

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

We do not own any real property.

The Company maintains office space at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida 33301, pursuant to the terms of a commercial office lease providing for rental payments of $2,544 per month. The lease was extended on March 18, 2017, for an additional 1 year.

Our Kaya Shack™ retail outlet located at 1719 SE Hawthorne Boulevard, Portland, Oregon 97214, is occupied pursuant to a lease expiring in April 2019, at a current monthly rental of $ 2,433.60. The lease provides for an annual rental rate increase of 4% effective May of each year, and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore located at 5757 Commercial Street SE, Salem, Oregon 97306 is occupied pursuant to a lease expiring in May 2020, at a current monthly rental of $ 4,195.84. The lease provides for an annual rental rate increase of 3% effective May of each year, and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore opened in March 2017 at 2505 Liberty Road NE #120, Salem, Oregon 97301. Is occupied pursuant to a lease expiring in August, 2022, at a current monthly rental of $ 6,182.23. The lease provides for an annual rental rate increase of 3 % effective August of each year, and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore located dispensary at 1252 23rd St. SE #150, Salem, Oregon 97306, which we anticipate will open during the second quarter of 2017, is occupied pursuant to a lease expiring in August, 2022 at a current monthly rental of $ 6,720.02 The lease provides for an annual rental rate increase of 3% effective May of each year, and two (2) five-year extension options at market rate.

Until March 31, 2017, we operated our Kaya Shack™ West Coast Base of Operation in Portland, Oregon pursuant to a lease which was originally scheduled to expire in 2019. The current rental for that facility was $6,240.00. As disclosed in “Item 1. Business” we terminated that lease by agreement with the landlord as part of our plan to relocate our grow and manufacturing operations to and expand them in a larger facility.

Table Of Contents	55

ITEM 3.	Legal Proceedings.

Swartz Litigation

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

In addition to the foregoing, the parties also exchanged mutual releases.

Goldin Litigation

On June 22, 2016, Daniel A. Goldin and Wally Goldin commenced an action in Oregon Circuit Court, Multnomah County, against the Company, Marijuana Holdings Americas, Inc., its direct majority-owned subsidiary, Craig Frank, the Company’s Chairman, President and Chief Executive Officer, William David Jones, a consultant to the Company and BMN Capital Group, LLC, a limited liability company owned by Mr. Jones (the “Action”). The plaintiffs allege, in a complaint which has been amended three times, breach of contract, state securities fraud and state racketeering claims against the defendants arising from alleged misrepresentations made in subscription agreements with the Company entered into in October 2015 and January 2016 by Daniel A. Goldin and Wally Goldin, respectively, pursuant to which they each purchased 2,222,222 “restricted” shares of the Company’s our common stock for $100,000 in a private transaction. In addition, Daniel A. Goldin alleged that the Company breached a purported employment agreement with him pursuant to which he was purportedly to be compensated for working in our Oregon operations through a combination of cash and stock. The Plaintiffs are seeking monetary damages.

The Company believes that the claims and allegations set forth in the complaint filed in the Action are without merit and contain factual misstatements, and that the Company possesses documentation to establish that the plaintiffs’ investments were not solicited by the Company but that plaintiff Daniel A. Goldin unilaterally contacted the Company and represented himself as an “accredited investor” with expertise in the marijuana industry and proposed an investment in the Company. The Company is vigorously defending against the claims, has answered the complaint denying all of the plaintiff’s allegations and has brought various counterclaims against them arising from the plaintiffs’ misrepresentations. The action is currently in the discovery phase. Moreover, the Company believes that plaintiff Daniel Goldin has publicly sold the shares that he purchased from the Company for an amount significantly in excess of the purchase price, which adversely impacts his claim for damages.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

Table Of Contents	56

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Common Stock

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

Quarter	High	Low
December 31, 2016	$.57	$.07
September 30, 2016	$.08	$.06
June 30, 2016	$.09	$.05
March 31, 2016	$.12	$.06
December 31, 2015	$.13	$.06
September 30, 2015	$.14	$.07
June 30, 2015	$.15	$.05
March 31, 2015	$.09	$.06

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

Table Of Contents	57

Holders of Our Common Stock

As of April 14, 2017 we had 618 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of April 7, 2017, they held 54,744,770 shares of common stock for these shareholders. Accordingly, we believe that KAYS has in excess of 2,000 beneficial stockholders as of such date.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,600,000 shares (1)	n/a	1,400,000 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

(1) Represents shares of common stock issued or reserved for issuance under our 2011 Incentive Stock Plan.

Recent Sales of Unregistered Securities

In January 2016 the Company received $100,000 from the sale of 2,222,222 “restricted” shares of the Company’s common stock to an “accredited investor” that is a current stockholder of the Company.

In February 2016 the Company issued 4,200,000 “restricted” shares of the Company’s common stock to an accredited investor that is a current shareholder of the Company upon conversion of a $126,000 note payable due January 1, 2017.

In February 2016 the Company issued:

•	An aggregate of 200,000 shares of the Company’s common stock to our two non-employee directors (100,000 shares each) for services as directors; and
•	An aggregate of 2,435,000 shares of the Company’s common stock to consultants for services rendered.

In April 2016 the Company issued 150,000 “restricted” shares of the Company’s common stock to an accredited investor that is a current shareholder of the Company as a payment of interest on a note payable due January 1, 2017.

In April of 2016 the Company issued 1,200,249 shares of the Company’s common stock to an accredited investor that is a current stockholder of the Company upon conversion of 2,766 shares of preferred stock. On the same date the stockholder returned 2,454 preferred shares to be cancelled.

On May 9, 2016, the Company received a total of $75,000 from an “accredited investor” in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10% per annum. The note holder is entitled to subscribe for and purchase from the Company 2,371,187 paid and non-assessable shares of the Company’s common stock at the price of $0.0316297 per share for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in the note or May 9, 2018.

Table Of Contents	58

On May 17, 2016, the Company received a total of $75,000 from an “accredited investor” in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10% per annum. The note holder is entitled to subscribe for and purchase from the Company 2,371,187 paid and non-assessable shares of the Company’s common stock at the price of $0.0316297 per share for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17 2018 has been fully repaid or the start of the Acceleration Period as defined in the note or May 17, 2018.

In June 2016 the Company authorized the issuance of 100,000 “restricted” shares of the Company’s common stock as payment for consulting fees. The shares were valued at $7,610.

In September 2016, the Company issued 2,300,000 shares of the Company’s common stock consisting of 2,000,000 shares to its President and Chief Executive Officer, 200,000 shares for director fees and 100,000 shares to a consultant. The shares were valued at $161,000.

In September 2016, the Company authorized the issuance of 6,825,000 shares of the Company’s common stock for employee compensation, legal and consulting fees. The shares were valued at $477,750.

In September 2016, the Company issued 4,380,000 “restricted” shares of the Company’s common stock to an accredited investor that is a current shareholder of the Company as a conversion of a $131,400 note payable due January 1, 2017.

In September 2016, the Company issued 1,486,111 “restricted” shares of the Company’s common stock to an accredited investor that is a current stockholder of the Company as a conversion of a $50,000 note payable due January 1, 2017.

In October 2016, the Company received $10,000 from the issuance of 200,000 shares of common stock.

On October 16, 2016, the Company received $15,000 from the issuance of a convertible note bearing interest at the rate of 12% per annum. The principal amount of the note together with accrued but unpaid interest thereon is convertible into common stock at $0.03 per share. The maturity date of the note is in January 2019.

On November 3, 2016, the Company received $200,000 from the issuance of a convertible note bearing interest at the rate of 12% per annum. The principal amount of the note together with accrued but unpaid interest thereon is convertible into common stock at $0.03 per share. The maturity date of the note is in January of 2019.

On November 18, 2016, the Company received $60,000 from the issuance of a convertible note bearing interest at the rate of 12% per annum. The principal amount of the note together with accrued but unpaid interest thereon is convertible into common stock at $0.03 per share. The maturity date of the note is in January of 2019.

On December 1, 2016, the Company received $50,000 from the issuance of a convertible note bearing interest at the rate of 10% per annum. The principal amount of the note together with accrued but unpaid interest thereon is convertible into common stock at $0.03 per share. The maturity date of the note is in January of 2019.

Table Of Contents	59

On December 7, 2016, the Company received $50,000 from the issuance of a convertible note bearing interest at the rate of 12% per annum. The principal amount of the note together with accrued but unpaid interest thereon is convertible into common stock at $0.03 per share. The maturity date of the note is in January of 2019.

On December 30, 2016, the Company received $250,000 from the issuance of a convertible note bearing interest at the rate of 10% per annum. The principal amount of the note together with accrued but unpaid interest thereon is convertible into common stock at $0.03 per share. The maturity date of the note is in January of 2019.

These securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereof and Regulation D thereunder.

ITEM 6.	Selected Financial Data.

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenues

We had revenues of $952,852 for the year ended December 31, 2016, as compared to $323,918 for the year ended December 31, 2015, an increase of approximately 200%. The increase in revenues from 2015 to 2016, reflects an entire year of legal recreational marijuana sales at our two Kaya Shack™ retail outlets in 2016, whereas legal recreational marijuana sales only commenced effective October 1 in 2015.

General and Administrative Expenses

General and administrative expenses were $504,617 for the year ended December 31, 2016, as compared to $1,553,654 for the year ended December 31, 2015.

Salaries and Wages

As a result of our increased retail operations, salaries and wages increased to $297,760 for the year ended December 31, 2016 from $135,786 for the year ended December 31, 2015.

Professional

Professional fees were $1,352,543 for the year ended December 31, 2016, as compared to $1,154,739 for the year ended December 31, 2015, reflecting additional licensing and regulatory compliance costs arising from our increased level of retail operations, as well as the need to apply for OLCC licenses for our existing retail outlets and those under development, as well as our grow and manufacturing operations. A portion of those fees were paid through the issuance of shares of our common stock.

Table Of Contents	60

Interest expense

Interest expense increased to $286,383 in 2016 from $163,919 in 2015, reflecting increased debt incurred to fund expansion of our operations.

Net Loss

We incurred a net loss of $19,849,262 for the year ended December 31, 2016, as compared to a net loss of $3,225,394 for the year ended December 31, 2015. The majority of our net loss during the year ended December 31, 2016 was a result of the derivative liabilities from the conversion of debt in the year ended December 31, 2016 and from the stabilization of our stock prices that reduces the volatility factors used in the derivative calculations.

Liquidity and Capital Resources

During 2016, the Company has raised a total of $1,185,000 in a series of private placements of debt and equity securities, including $250,000 in the $2.1 million financing described below.

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “Investor”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the “Financing Agreement”) entered into between the Company and the Investor in December 2016. Pursuant to the Financing Agreement, the Investor purchased $2.1 million in principal amount of convertible notes (the “Notes”), $250,000 of which were purchased prior to December 31, 2016, from the Company as follows:

•	$400,000 in principal amount of Notes which are convertible into shares of the Company’s common stock, at a conversion price of $0.04;

•	$700,000 in principal amount of Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.07; and

•	$1,000,000 in principal amount of Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.10.

The purchase price for the Notes is equal to the principal amount thereof. The Notes have a term of two years from issuance and bear interest at the rate of eight percent (8%) annum, which accrues and is payable to together with interest at maturity. The Investor may convert the principal amount of the Notes (as well as other notes it currently holds as referenced above), together with accrued but unpaid interest thereon, into shares at the applicable conversion price, at any time or from time to time prior to maturity. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The Notes also provide that at no time may they be convertible if the number of shares being issued upon conversion to and then held by the Investor would result in the Investor beneficially owning in excess of 4.99% of the Company’s then outstanding shares of common stock, after giving effect to the proposed conversion. As of the date of this Annual Report, the Investor has not converted any of the Notes into shares of the Company’s common stock.

The proceeds from the offer and sale of Notes are and will be used to fund the Company’s 2017 growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, expansion of our marijuana grow facility and manufacturing operations and introducing new Kaya Shack™ branded cannabis products.

Management believes that consummation of the $2.1 million financing, combined with existing and anticipated revenues from operations has alleviated the Company’s financial difficulties to a significant extent and will allow the Company to meet its anticipated working capital needs for a period of between three and nine months from the date of this Annual Report. However, there can be no assurance that management’s belief will be correct and that the Company will not sooner require additional financing to meet its working capital needs prior to achieving profitability or positive cash flow, subject to, among other factors, the amount of capital reserves the Company utilizes for the purchase of property and buildout for the relocation of the Kaya Farms Grow and Manufacturing Facility and also for vehicle and infrastructure purchases to launch Kaya Home Delivery. Moreover, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Table Of Contents	61

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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Table Of Contents	62

ITEM 8.	Financial Statements and Supplementary Data.

See the Index of Consolidated Financial Statements on page F-1 below

Table Of Contents	64

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2016. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer President concluded that our disclosure controls and procedures were not effective.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Table Of Contents	65

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Principal Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s Principal Executive Officer and Principal Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the company’s Principal Executive Officer and Principal Financial Officer has concluded that the Company’s internal control over financial reporting, as of December 31, 2016, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, the Company’s Principal Executive Officer and Principal Financial Officer has identified material weaknesses in internal control over financial reporting as of December 31, 2016.

Based on an evaluation, the Company’s Principal Executive Officer and Principal Financial Officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2016 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

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

The Company’s Principal Executive Officer and Principal Financial Officer believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, the Company’s Principal Executive Officer and Principal Financial Officer believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and financial procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Table Of Contents	66

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	57	Chairman of the Board, President, Chief Executive Officer, Acting Chief Finance Officer, Director
Carrie Schwarz	57	Director
Jordi Arimany	40	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Craig Frank became Chairman of the Board, President, Chief Executive Officer and a Director of the Company in January 2010. He assumed the appointed position of acting Chief Financial Officer in 2012. For the past 15 years, Mr. Frank has served as Chairman and CEO of Tudog International Consulting, a Florida-based company with business advisory, business development, market research, training, and merchant banking divisions. During his tenure at Tudog, Mr. Frank has worked with more than 200 companies from 19 countries. In addition, in such capacity, he developed the business plan for a biofuels company based in Central America, and is the co-founder of the Company’s predecessor, which we acquired in January 2010. He remains Tudog’s Chairman. Mr. Frank is a widely published author with articles on business matters featured in magazines and newsletters internationally, including publications of the Guatemala America Chamber of Commerce, the Israel Export Institute, the Romania Chamber of Commerce, and the World Association of Small and Medium Sized Enterprises. He is also an in-demand speaker at international conferences, including the Florida Sterling Council, the International Project Management Association, The Central American Center for Entrepreneurship, the Israel Center for Entrepreneurial Studies, and the Pino Center for Entrepreneurship at Florida International University. The Company believes that Mr. Frank’s consulting and entrepreneurial experience brings significant value to our management team.

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

Table Of Contents	67

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Board Committees

Two of our three directors are “independent” within the scope of the rules adopted by the NASDAQ Stock Market and the SEC: Ms. Schwarz and Mr. Arimany. However, our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee. We plan to establish such committees in the near future.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our CEO and acting CFO, who is our sole executive officer, for 2016 and 2015, including amounts accrued but not paid.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2016	$300,000		2,000,000 (1)					$380,000
	2015	$300,000 (2)							$300,000 (2)

(1)	Represents 2,000,000 “restricted” shares of our common stock valued at $80,000.
(2)	Represents accrued by unpaid salary.

Mr. Frank's compensation was paid to Tudog International Consulting, Inc., of which Mr. Frank is the Chairman and a principal.

Table Of Contents	68

Employment and Consulting Agreements

The Company is currently not a party to any employment agreement with its executive officers. The Company has consulting agreements with Tudog International Consulting, of which firm Mr. Frank is Chairman and a Principal, for the services of Mr. Frank as CEO and acting CFO.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors Table

The table below summarizes all compensation paid to our nonemployee directors for 2016.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Nonequity Incentive Plan Compensation	Nonequity Deferred Compensation Earnings	All Other Compensations	Total
Carrie Schwarz	—	100,000 (1)		—	—	—	100,000
Jordi Arimany	—	100,000 (1)		—	—	—	100,000

 (1) Represents shares granted.

Narrative Disclosure to the Director Compensation Table

Our nonemployee directors are compensated with common stock. All such directors receive 100,000 “restricted” shares of common stock annually for their service.

2011 Incentive Stock Plan

Our 2011 Incentive Stock Plan, as amended (the “Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Plan is administered by the board of directors.

A total of 10,000,000 shares of KAYS common stock has been reserved for issuance under the Plan. As of December 31, 2016. awards covering 8,600,000 shares have been issued under the Plan and 1,400,000 shares of common stock were available for issuance under the Plan.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executives officers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of the date of this Annual Report. The address of each such person is c/o the Company 305 S. Andrews Ave, Suite 209, Fort Lauderdale, FL, 33301.

Table Of Contents	69

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares
Directors and executive officers:
Craig Frank(1)(2)	26,965,129	13.9
Carrie Schwarz	300,000	*	*
Jordi Arimany	637,500	*	*
All directors and executive officers, as a group (three persons)(1)(2)	27,902,629	14.3
Other 5% or greater stockholders:
Ilan Sarid(3)	44,681,818	23.0

* Less than 1%

(1)	Includes shares beneficially owned by Tudog International Consulting and Drora Frank.
(2)	Includes 21,664,985 shares of common stock issuable upon conversion of 50,000 shares of our Series C Convertible Preferred Stock held by Mr. Frank, which shares vote on an “as converted” basis.
(3)	Includes 21,664,985 shares of our common stock issuable upon conversion of 50,000 shares of our Series C Convertible Preferred Stock, which are issuable upon conversion of certain convertible promissory notes of the Company held by Mr. Sarid.

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

Table Of Contents	70

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,600,000 shares (1)	n/a	1,400,000 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

(1) Represents shares of common stock issued or reserved for issuance under our 2011 Incentive Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

At December 31, 2014, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103, 895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and no interest accrued until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS. The remaining $250,000 is not convertible. On December 31, 2015, the Company entered into an agreement to extend the debt until December 31, 2017 with no additional interest for the extension period.

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

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us by L+L CPAS, P.A. for professional services rendered for the years ended December 31, 2016 and 2015, respectively.

	2016	2015
Audit fees	$46,500	$40,140
Audit-related fees		2,000
Tax fees	—	—
All other fees	—	—
	$46,500	$42,140

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Table Of Contents	71

Audit-related fees include billing related to a Registration Statement on Form S-8 during each of 2016 and 2015.

The Company does not have an Audit Committee. It is the Company’s policy to have its CEO and CFO preapprove all audit and permissible non-audit services provided by the independent public accountants, subject to approval by the Board of Directors. These services may include audit, audit-related, tax and other services. Pre-approval is generally for up to one year, is detailed as to the particular service or category of services, and is generally subject to a specific budget. Unless there are significant variations from the pre-approved services and fees, the independent public accountants and management generally are not required to formally report to the Board of Directors regarding actual services and related fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Report of Independent Registered Public Accountants

•	Consolidated Balance Sheets at December 31, 2016 and 2015

•	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act:

Table Of Contents	72

Exhibit No. Description of Exhibit

3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended (1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the shareholders of Alternative Fuels Americas, Inc. (1)

10.2	2011 Incentive Stock Plan, as amended (1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301(3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid (1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc.(1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group(3)+

21.1	Subsidiaries of Registrant (4)

23.1	Consent of L &L CPAS, P.A. (4)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the

Table Of Contents	73

Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the SarbanesOxley Act of 2002 (4)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (4)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.
(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed herewith.

+ Management compensation arrangement.

Table Of Contents	74

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2017

KAYA HOLDINGS, INC.

By:	/s/ Craig Frank
Craig Frank
Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive,Financial and Accounting Officer)	April 17, 2017

/s/ Carrie Schwarz	Director	April 17, 2017
Carrie Schwarz

/s/ Jordi Arimany	Director	April 17, 2017
Jordi Arimany

75

Table Of Contents	F-1

1920 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Kaya Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the two years ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ deficit and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 17, 2017

Table Of Contents	F-2

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Audited)

ASSETS

	December 31, 2016	December 31, 2015
CURRENT ASSETS:
Cash and equivalents	$306,884	$123,907
Inventory-Net of Allowance	83,997	80,657
Prepaid license fee	4,500	10,500
Total Current Assets	395,382	215,064

OTHER ASSETS:
Property and equipment, net	192,964	225,664
Deposits	122,024	24,206
Total Other Assets	314,987	249,870

Total Assets	710,369	464,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	506,602	$283,124
Accounts payable and accrued expense-related parties	18,586	42,206
Accrued interest	142,853	20,929
Convertible Note Payable-net of discount	721,665	40,738
Derivative liabilities	8,423,354	39,944
Total Current Liabilities	9,813,059	426,941

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	298,908	100,000
Derivative liabilities	10,922,994	4,554,466
Convertible Note Payable-Net of Discount	147,833	32,601
Notes Payable	267,635	57,210
Notes Payable-Related Party	250,000	250,000
Total Long Term Liabilities	11,887,370	4,994,277

Total Liabilities	21,700,429	5,421,218

Table Of Contents	F-3

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 55,120 issued and outstanding at December 31, 2016	50	55
and December 31, 2015
Common stock , par value $.001; 500,000,000 shares authorized;
117,076,795 shares issued as of December 31, 2016 and
88,855,991 shares issued as of December 31, 2015	117,076	88,856
Additional paid in capital	9,035,740	4,755,418
Subscriptions payable	272,400	410,510
Accumulated Deficit	(29,790,416)	(9,941,151)
Non-controlling Interest	(624,910)	(269,973)
Net Stockholders' Equity/(Deficit)	(20,990,060)	(4,956,285)
Total Liabilities and Stockholders' Equity/(Deficit)	$710,369	$464,933

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-4

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

      (Audited)

	Year end	Year end
	December 31, 2016	December 31, 2015

Net Sales	$952,852	$323,918

Cost of Sales	553,290	144,558

Gross Profit	399,563	179,360

Operating Expenses:
Professional Fees	1,352,543	—
Salaries and Wages	297,760	135,786
General and Administrative	504,617	1,553,654

Total Operating Expenses	2,154,920	1,689,440

Operating Loss	(1,755,358)	(1,510,080)

Other Income(expense)
Interest Expense	(286,383)	(163,919)
Amortization of Debt discount	(1,638,984)	(1,512,207)
Derivative Liabilities Expense	(2,220,663)	—
Gain(Loss) on Extinguishment of Debt	—	4,341,342
Change in Derivative Liabilities Expense	(14,302,811)	(4,438,281)
Asset Valuation	—	(44,500)
Total Other Income(Expense)	(18,448,841)	(1,817,565)

Net (loss) before Income Taxes	(20,204,199)	(3,327,645)

Provision for Income Taxes	—	—

Net (loss)	(20,204,199)	(3,327,645)

Net (Loss) attributed to non-controlling interest	(354,937)	(102,251)

Net (loss) attributed to Kaya Holdings, Inc.	(19,849,262)	(3,225,394)

Basic and diluted net loss per common share	$(0.20)	$(0.04)

Weighted average number of common shares outstanding	102,076,923	85,989,325

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-5

Kaya Holdings, Inc. and Subsidiaries

Statement of Stockholder's Equity

             (Audited)

						Subscribed
	Preferred		Common Stock		Additional Paid	shares not	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	issued	Deficit	Interest	Equity (Deficit)
Balance at December 31, 2014	55,120	55	76,289,325	76,289	3,620,608	202,000	(6,715,760)	(167,722)	(2,984,530)

Common Stock for services issued			8,100,000	8,100	672,900	103,510			784,510
Common Stock for cash			2,616,666	2,617	127,383	105,000			235,000
Common Stock for debt conversion and interest			1,200,000	1,200	67,800				69,000
Common stock issued with promissory note			100,000	100	6,900				7,000
Common Stock issued for equipment			550,000	550	43,950				44,500
Benefeture conversion feaure					139,785				139,785
Reclassified dervative liabilities to apic					46,092				46,092
Imputed Interest					30,000				30,000
Net Loss for the year ended December 31, 2015	—	—	—	—	—	—	(3,225,394)	(102,251)	(3,327,645)

Table Of Contents	F-6

Balance at December 31, 2015	55,120	55	88,855,991	88,856	4,755,418	410,510	(9,941,154)	(269,973)	(4,956,288)
Cancel Pref Shares	(2,454)	(2)	—	—	2		—		—
Pref Shares Converted	(2,766)	(3)	1,200,249	1,200	(1,197)		—	—	—
Warrants issued					101,667				101,667
Imputed Interest					90,000				90,000
Common Stock issued for prior year services			2,535,000	2,535	215,475	(218,010)			—
Common Stock for services issued			9,525,000	9,525	675,225	—			684,750
Common Stock to be issued for services						53,500			53,500
Common Stock for cash			2,422,222	2,422	107,578	—			110,000
Common stock issued for prior year cash			2,322,222	2,322	102,678	(105,000)			—
Common Stock to be issued-conversion of convertible notes			—	—	1,039,226	131,400			1,170,626
Common Stock for debt conversion and interest			10,216,111	10,216	1,949,667	—			1,959,883
Net Loss for the year ended December 31, 2016	—	—	—	—	—	—	(19,849,262)	(354,937)	(20,204,199)
Balance at December 31, 2016	49,900	50	117,076,795	117,076	9,035,740	272,400	(29,790,416)	(624,910)	(20,990,060)

Table Of Contents	F-7

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

For the years ended December 31, 2016 and 2015

 (Audited)

	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES:
Net loss	$(20,204,199)	(3,225,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(354,937)	(102,251)
Depreciation	87,585	33,603
Imputed Interest	90,000	30,000
Loss (Gain) on Extinguishment of Debt	—	(4,341,342)
Derivative Expense	2,220,663	—
Change in derivative liabilities	14,302,811	4,438,281
Asset Valuation	—	44,500
Amortization of debt discount	1,638,984	1,512,207
Stock issued for services	684,750	784,510
Stock issued for interest	9,000	—
Changes in operating assets and liabilities:
Prepaid Expense	6,000	(8,833)
Inventory	(3,340)	(75,390)
Other assets	(97,817)	(8,006)
Accrued Interest	233,290	(7,988)
Accounts payable and accrued expenses	297,839	192,581

Net cash used in operating activities	(1,089,370)	(733,522)

INVESTING ACTIVITIES:
Purchase of property and equipment	(54,885)	(189,208)
Net cash used in investing activities	(54,885)	(189,208)

FINANCING ACTIVITIES:
Proceeds from Convertible debt	925,000	568,500
Payment on Convertible debt	—	(5,000)
Proceeds from Notes Payable	150,000	210,000
Payments on Note Payable	(73,210)	(19,155)
Proceeds from sales of common stock	110,000	235,000
Net cash provided by (used in) financing activities	1,111,790	1,011,443

NET INCREASE IN CASH	(32,466)	88,713

CASH BEGINNING BALANCE	123,907	35,194

CASH ENDING BALANCE	$91,441	123,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	24,686	4,594

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Value of accrued interest payable reclassified as principal	—	128,331
Value of common shares issued as payment of debt	361,428	69,000
Value of common shares issued as payment for equipment	—	44,500
Value of common shares issued as payment of interest	9,000	7,000

  The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	F-8

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

The Company has two subsidiaries: Alternative Fuels Americas, Inc. (a Florida corporation) which is wholly owned and Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”) which is majority owned. MJAI conducts operations in Oregon through controlling ownership interests in Oregon based entities MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC and MJAI Oregon 4 LLC.

Nature of the Business

The Company operates a subsidiary, Marijuana Holdings Americas, Inc., a Florida corporation, that pursues medical and/or recreational licenses for the growing, processing and/or sale of marijuana in jurisdictions where it is legal and permissible under local laws. The subsidiary was formed in March 2014.

In March 2014 Marijuana Holdings Americas, Inc. (through local Oregon subsidiaries) began the application process to obtain licenses to operate medical marijuana dispensaries in Oregon. On March 21, 2014 the Company received notice from the Oregon Health Authority that MJAI Oregon 1 LLC had been granted provisional licensing approval to operate their first Medical Marijuana Dispensary in Portland, Oregon and subsequently received full licensing approval for the first “Kaya ShackTM” retail medical marijuana dispensary, which we began operating July 3, 2014. As of December 31, 2016 the provisional Medical license that allowed the company to sell Medical and Recreational products has expired and the company has applied for a recreational license with the City of Portland Oregon. As of January 1, 2017, MJAI Oregon 1 LLC is currently operating as a Medical dispensary.

As of December 31, 2016 the company’s subsidiary MJAI Oregon 2 LLC was licensed for the sale of recreational Marijuana in the City of Salem Oregon.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the year ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $19,849,262 for the year ended December 31, 2016 and a net loss of $3,225,394 for the year ended December 31, 2015. At December 31, 2016 the Company has a working capital deficiency of $994,324, when not including non-cash derivative liabilities and is totally dependent on its ability to raise capital. The Company had a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

Table Of Contents	F-9

•	the sale of additional equity and debt securities,
•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
•	business transactions to assure continuation of the Company’s development and operations,
•	development of a unified brand and the pursuit of licenses to operate recreational and medical marijuana facilities under the branded name.

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

Table Of Contents	F-10

Fiscal Year

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Kaya Holdings, Inc. and its subsidiary, Alternative Fuels Americas, Inc. (a Florida corporation) and Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary including all wholly owned LLC’s (MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC, MJAI Oregon 4 LLC).  All inter-company accounts and transactions have been eliminated in consolidation.

Non-Controlling Interest

The company owns 55% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2016 is $83,997 and $80,657 as of December 31, 2015. No allowance was necessary as of December 31, 2016 and 2015.

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

Operating Leases

We lease our retail stores under non-cancellable operating leases. Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the lease term, excluding contingent rent, and record the difference between the amount charged to expense and the rent paid as a deferred rent liability.

Table Of Contents	F-11

Deferred Rent and Tenant Allowances

Deferred rent is recognized when a lease contains fixed rent escalations. We recognize the related rent expense on a straight-line basis starting from the date of possession and record the difference between the recognized rental expense and cash rent payable as deferred rent. Deferred rent also includes tenant allowances received from landlords in accordance with negotiated lease terms. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease starting at the date of possession.

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

Table Of Contents	F-12

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
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

Table Of Contents	F-13

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

Table Of Contents	F-14

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

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

Table Of Contents	F-15

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

Table Of Contents	F-16

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

Table Of Contents	F-17

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2016, 2015 and 2014.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (i) affiliates of the Company; (ii) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (iv) principal owners of the Company; (v) management of the Company; (vi) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (vii) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (i) the nature of the relationship(s) involved; (ii) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (iii) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (iv) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Table Of Contents	F-18

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

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) to simplify the presentation of deferred income taxes. Under this update, all deferred income tax assets and liabilities, along with any related valuation allowance, are required to be classified as noncurrent on the balance sheet. We do not believe the adoption of this update will have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU will require lessees to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. We do not believe the adoption of this update will have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations and financial position.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (”ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU includes specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

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

Table Of Contents	F-19

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Re-Classifications

Certain amounts in 2015 were reclassified to conform to the 2016 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.93% at December 31, 2016 and weighted average volatility of 141.19%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

NOTE 4 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, . In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.045 per share. The total derivative liabilities associated with these notes are $3,044,859 at December 31, 2016 and $2,640,030 as of December 31, 2015.

F-20

Convertible Debt Summary
Footnote	Debt	Debt Classification		Interest	Due	Ending
Number	Type	Current	Long Term	Rate	Date	12.31.16	12.31.15

A	Convertible	X		10.0%	1-Jan-17	$ 25,000	$ 25,000
B	Convertible	X		12.0%	1-Jan-17	58,556	58,556
C	Convertible	X		12.0%	1-Jan-17	29,278	29,278
D	Convertible	X		12.0%	1-Jan-17	186,316	186,316
E	Convertible	X		12.0%	1-Jan-17	-	126,000
F	Convertible	X		12.0%	1-Jan-17	-	117,113
G	Convertible	X		12.0%	1-Jan-17	-	117,113
H	Convertible	X		12.0%	1-Jan-17	55,895	55,895
I	Convertible	X		12.0%	1-Jan-17	67,074	67,074
J	Convertible	X		12.0%	1-Jan-17	23,442	23,442
K	Convertible	X		12.0%	1-Jan-17	23,442	23,442
L	Convertible	X		12.0%	1-Jan-17	27,116	27,116
M	Convertible	X		12.0%	1-Jan-17	116,966	116,966
N	Convertible	X		12.0%	1-Jan-17	50,000	-
O	Convertible	X		12.0%	31-Mar-17	100,000	-
P	Convertible	X		12.0%	1-Jan-18	50,000	-
Q	Convertible	X		12.0%	1-Jan-18	50,000	-
R	Convertible		X	12.0%	1-Jan-18	200,000	-
S	Convertible		X	12.0%	1-Jan-18	50,000	-
T	Convertible		X	12.0%	1-Jan-19	250,000	-
U	Convertible	X			1-Jan-17	-	-
V	Convertible		X	12.0%	1-Jan-18	25,000	-
W	Convertible		X	12.0%	1-Jan-18	15,000	-
X	Convertible		X	12.0%	1-Jan-18	60,000	-
Y	Convertible		X	12.0%	1-Jan-18	50,000	-
Z	Convertible	X		12.0%	1-Jan-17	-	25,000
AA	Convertible	X		6.0%	1-Apr-16	23,500	23,500
BB	Convertible	X		10.0%	21-Sep-17	50,000	50,000
CC	Convertible	X		10.0%	21-Sep-17	100,000	100,000
DD	Convertible	X		10.0%	21-Sep-17	50,000	50,000
EE	Convertible	X		0.0%	31-Dec-17	500,000	500,000
FF	Convertible	X		0.0%	31-Dec-17	250,000	250,000
Current Debt						1,736,585	1,021,811
Long-Term Debt						750,000	950,000
Total Convertible Debt						$ 2,486,585	$ 1,971,811

F-21

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.08% to .62%, volatility ranging from 134% of 157%, trading prices ranging from $.08 per share to $0.49 per share and a conversion price ranging from $0.05 per share to $0.39 per share. The balance of the convertible note at December 31, 2016 including accrued interest and net of the discount amounted to $41,216.

 A recap of the balance of outstanding convertible debt at December 31, 2016 is as follows:

Principal balance	$25,000
Accrued interest	16,216
Balance maturing for the period ending:
December 31, 2016	$41,216

The Company valued the derivative liabilities at December 31, 2016 at $24,599. The Company recognized a change in the fair value of derivative liabilities for the year ended December 31, 2016 of $(1,969), which were charged to operations.  In determining the indicated values at December 31, 2016, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $.2675, and conversion prices of $0.13 per share.

(B), (C), (D), (E), (F), (G), (H), (I), (J), (K), (L), (M)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015 The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2015, the balance was $947,311. The beneficial conversion feature in the amount of $947,311 will be expensed as interest over the term of the note (one year). All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 153% of 221%, trading prices ranging from $.078 per share to $0.10 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $2,640,030 at December 31, 2015 and $5,238,941 at December 31, 2016, respectively.

F-22

(N)

On January 8, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in March of 2017. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

Table Of Contents	F-23

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share.

(R)

On November 3, 2016 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

(U)

On March 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $09. per share and a conversion price of $0.03 per share. The Note and Interest was converted to common shares on September 13, 2016, leaving a balance of zero due.

(V)

On September 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share.

(W)

On October 16, 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share.

Table Of Contents	F-24

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share.

(Y)

On December 7, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share.

(Z)

On October 1, 2015, the Company renegotiated a convertible notes payable in the amount of $25,000. The original note was issued March 13, 2015 and due September 30, 2015, with conversion rate of $0.06 per share. The new notes has extended the due date to January 1, 2017 and are convertible into the Company’s common stock at a conversion rate of $0.045 per share.

(AA)

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

A final payment of $42,700 principal, plus any accrued Interest at 10% is due no later than April 1, 2017. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through December 31, 2016

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2017and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2017 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.

Table Of Contents	F-25

(DD)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2017 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature.

(EE) and (FF)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2017. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. The net balance reflected on the balance sheet is $298,908. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 12% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. This note was modified and restated as of June 20, 2015, see Footnote 10.

(GG), (HH), (II), (JJ)

NOTE 5 - NON-CONVERTIBLE DEBT

A-Non Related Party

	December 31, 2016	December 31, 2015
Note 1	68,556	95,422
Note 2	68,556	95,422
Note 3	65,262	-0-
Note 4	65,262	-0-
Note 5	31,661	-0-
Total Non-Convertible Debt	299,297	190,844

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

Table Of Contents	F-26

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

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018

On September 16, 2016 the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is due September of 2018 with monthly payments of principal and interest.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2017 (1)	$250,000	$250,000

	$250,000	$250,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the quarter ended December 31, 2016 was $201,092. As of December 31, 2016, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $298,908. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 12% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

Table Of Contents	F-27

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

In January 2014 the Company authorized the issuance of 2,400,000 shares of common stock to consultants. The shares were valued at $96,000, the fair value of the stock at the time. Also during January, 2014 Marijuana Holdings Americas, Inc. agreed to issue 55 shares of Convertible Preferred shares to the Company, and 15 shares each to the Company's president and a company controlled by a shareholder. These shares are convertible to a number of shares which once issued will provide the shareholder an ownership interest in the outstanding common shares of 55%, 15% and 15%, for the Company, its president and a shareholder, respectively. Although none of the preferred shares have been converted at the date of this filing, the Company maintains effective majority control over the subsidiary.

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

During the quarter ended September 30, 2015 the Company issued 800,000 shares of common stock valued in a range of $0.05 to $0.09 per share Total value of assets acquired was $27,000. Total consulting services were $37,000

During the quarter ended September 30, 2015 the Company issued 100,000 shares of common stock valued at $0.08 as payment for interest of $8,000

Table Of Contents	F-28

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

In February of 2016 the Company issued

·	An aggregate of 200,000 shares to our two non-employee directors (100,000 shares each) for services as directors;
·	An aggregate of 2,435,000 shares to consultants for services rendered.

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

In September of 2016 the Company issued 2,300,000 common shares of Kaya Holdings Inc. stock consisting of 2,000,000 shares to its President and Chief Executive Officer, 200,000 shares for director fees and 100,000 shares to a consultant for director fees. The shares were valued at $161,000.

In September of 2016 the Company authorized the issuance of 6,825,000 shares of common shares of Kaya Holdings Inc. for employees compensation, legal and consulting fees. The shares were valued at $477,750

Table Of Contents	F-29

In September of 2016 the Company issued 4,380,000 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. As a conversion of $131,400 Note Payable due January 1, 2017.

In September of 2016 the Company issued 1,486,111 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. As a conversion of $50,000 Note Payable due January 1, 2017.

In October of 2016, the Company received $10,000 from the issuance of 200,000 of common shares

NOTE 7 - DERIVATIVE LIABILITIES

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.045 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2015	$4,594,411

Change in Derivative Values	14,889,353

Balance as of December 31, 2016	$19,483,763

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as December 31, 2016:

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $(1,148,758) and $-0- for the years ended December 31, 2016 and 2015, respectively

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $ (14,302,811) and $(4,438,281) for the years ended December 31, 2016 and 2015, respectively

NOTE 8 – LEASES

The Company is obligated under operating lease agreements for its corporate office in Fort Lauderdale, which expired in March 2016 and the lease is currently month to month. The Company signed 2 new leases that started in November 2016 for retail locations. We currently lease four retail locations.

Table Of Contents	F-30

Minimum future lease commitments are:

Year	Amount

2017	153,864
2018	261,941
2019	166,191
2020	180,305
2021	121,329

Rent expense was $221,308 for the year ended December 31, 2016, and $129,408 for the year ended December 31, 2015, respectively.

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

On June 1, 2015 through its wholly owned subsidiary, MJAI Oregon 2, LLC (MJAI Oregon 2), entered into a lease for space to operate a dispensary in Salem, Oregon. The five-year lease requires MJAI Oregon 2 to pay a monthly rental fee of $3,584 the first year with annual lease payment escalations of 1% and a security deposit of $7,106., The Salem, Oregon location operates under the proprietary brand name of “Kaya Shack “TM.

On August 1, 2015 the Company announced that it had signed a lease for a 6,000 square foot facility in central Portland to serve as the Company's expanded Marijuana and Cannabis Manufacturing Complex and West Coast Operations Base. This lease was terminated on December 31, 2016.

On November 1, 2016 MJAI, through its wholly owned subsidiary, MJAI Oregon 3, LLC (MJAI Oregon 3) Oregon company, entered into a lease for space to operate their third recreational and medical marijuana dispensary in Oregon. The five-year lease requires MJAI Oregon 3 to pay a monthly rental fee of $4,367 the first year with annual lease payment escalations of 3% and a security deposit of $5,261. The Salem, Oregon location operates under the proprietary brand name of “Kaya Shack “TM.

On November 1, 2016 MJAI, through its wholly owned subsidiary, MJAI Oregon 4, LLC (MJAI Oregon 4) Oregon company, entered into a lease for space to operate their forth recreational and medical marijuana dispensary in Oregon. The five-year lease requires MJAI Oregon 4 to pay a monthly rental fee of $4,617 the first year with annual lease payment escalations of 3% and a security deposit of $5,770. The Salem, Oregon location operates under the proprietary brand name of “Kaya Shack “TM.

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

Table Of Contents	F-31

NOTE 10 – DEBT EXTINGUISHMENT

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

At June 19, 2015 the Company was indebted on non-convertible debt to an non-affiliated shareholder of the Company for $269,500, which consisted of $240,000 principal and $29,500 accrued interest, with interest accruing at 10%. On June 20, 2015 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was not changed. However, the interest rate was increased to 12% and a convertible feature was added to the debt with conversion rate of $.03 per share there is no accrued interest or principal due until December 31, 2015. The market value of the stock at the date of issuance of the debt was $0.089 per share. As a result, the Company determined a loss on debt extinguishment of $531,983 was recorded to the statement of operations pertaining to a third party as a loss to the statement of operations the Company accounted for this loss on extinguishment as a capital transaction and recorded this amount as a reduction of debt discount.

NOTE 11 – STOCK OPTION PLAN

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

NOTE 12 – INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2016	2015

Tax loss carryforward	$2,100,000	$2,616,000
Valuation allowance	(2,100,000)	(2,616,000)
	$—	$—

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The Company has net operating loss carry forwards of approximately $6,567,000 at December 31, 2016 that expire beginning in 2026. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

Table Of Contents	F-32

NOTE 13 – WARRANTS

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

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2015	6,323,166	0.0316297	1.75
Granted	4,742,374	0.0316297	2.00
Exercised	—	—	—
Expired	—	—	—
Balance as of December 31, 2016	11,065,540	0.0316297	1.79

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is, from time to time involved in litigation in the normal course of business. While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company’s financial position.

Table Of Contents	F-33

NOTE 15 – SUBSEQUENT EVENTS

During January and February of 2017 the company issued $1,850,000 in convertible debt due on January 1, 2019. The notes carry an interest rate of 8% annual interest rate and are convertible at an average price of approximately $.08 per share.

On January 20, 2017, we entered into an agreement whereby the City of Portland agreed to license our Portland Kaya Shack™ retail outlet. Since that time, we completed all OLCC Licensing requirements, on March 29, 2017 passed our retail license inspection and expect to receive our OLCC recreational license for the Portland Kaya Shack™ outlet by not later than April 30, 2017, at which time, we will be able to commence legal recreational marijuana sales at that location.

In early February of 2017, the Company began the process of filing applications to add Home Delivery Service for three of its Kaya Shack™ retail marijuana stores at the advice of one of their OLCC examiners. As of the date of this Annual Report, the Company has received approvals from the OLCC to add Home Delivery to their two currently OLCC licensed locations, expects to receive approval for Home Delivery at its third location in conjunction with the anticipated issuance of its OLCC location license and is also applying for Home Delivery licensing at its fourth retail outlet, which is currently under construction.

On February 27, 2017 the Board of Directors and a majority of the shareholders of Kaya Holdings, Inc. voted and approved an increase in the authorized common shares to 500,000,000.

On March 21, 2017, the Company announced that it had secured the OLCC recreational retailer marijuana license and had opened its third retail outlet, a 2,600 square foot Kaya Shack™ Marijuana Superstore in North Salem, Oregon.

On March 21, 2017, KAYS announced that it was in the process of expanding its grow and manufacturing operations and had retained a realtor to assist in identifying a suitable 3060 acre tract of land in Oregon which would permit KAYS to expand its grow operations to the maximum space currently allowed by law utilizing a mix of indoor and greenhouse cultivation. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production, development of marijuana processing facilities and other cannabis related endeavors (subject to local zoning restrictions or liberalization of restrictions). As part of this expansion, KAYS ceased operations of its Portland grow facility at the end of March 2017, arranged to maintain its genetics library of over 30 strains of cannabis at an OHA licensed medical grow site and contracted with farmers to meet demand until the new facility is secured, built and fully operational.

On April 11, 2017 the Company took delivery of its first four Fiat 500 cars to begin building their Kaya Car™ Home Delivery Service fleet. The cars are presently being customized with distinctive Kaya Shack™ vehicle wrapping featuring the Company’s branding logos and colors, and the Company is developing the Kaya Shack™ Delivery App for use by its customers to order “Fast, Free Delivery” of the complete line of both medical and recreational grade Kaya Shack™ cannabis products. The Company intends to initiate its Kaya Car™ Home Delivery Service within the next 30-60 days, contemporaneously with a grand opening celebration for all four then OLCCLicensed Kaya Shack™ retail marijuana stores and to commence the to move to the next stage of branding and retail development.

Table Of Contents	F-34