Form 10-Q
period 2017-03-31
Kaya Holdings, Inc.
filed 2017-05-22
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

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

As of May 22, 2017, the Issuer had 128,310,773 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	(Unaudited)	(Audited)
	March 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash and equivalents	$1,254,772	306,884
Inventory-Net of Allowance	165,331	83,997
Prepaid Expenses	500	4,500
Total Current Assets	1,420,603	395,382

OTHER ASSETS:
Property and equipment, net	304,677	192,964
Deposits	47,024	122,024
Total Other Assets	351,701	314,987

Total Assets	1,772,304	710,369

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	374,657	506,602
Accounts payable and accrued expense-related parties	13,586	18,586
Accrued interest	107,242	142,853
Notes Payable	33,940	—
Notes Payable-Related Party	250,000	—
Convertible Note Payable-related party-Net of Discount (151,365)	348,635	—
Convertible Notes Payable-net of discount (325,305)	49,695	721,665
Derivative liabilities	7,072,728	8,423,354
Total Current Liabilities	8,250,482	9,813,059

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	—	298,908
Derivative liabilities	12,677,795	10,922,994
Convertible Note Payable-Net of Discount (2,694,251)	399,239	147,833
Notes Payable	125,561	267,635
Notes Payable-Related Party	—	250,000
Total Long Term Liabilities	13,202,595	11,887,370

Total Liabilities	21,453,077	21,700,429

Table Of Contents	1

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 55,120 issued and outstanding at March 31, 2017	50	55
and December 31, 2016
Common stock , par value $.001; 500,000,000 shares authorized;
128,310,773 shares issued as of March 31, 2017 and
117,076,795 shares issued as of December 31, 2016	128,310	117,076
Additional paid in capital	13,694,271	9,037,740
Subscriptions payable	—	272,400
Accumulated Deficit	(32,803,609)	(29,790,416)
Non-controlling Interest	(699,795)	(624,910)
Net Stockholders' Equity/(Deficit)	(19,680,773)	(20,990,060)
Total Liabilities and Stcokholders Equity (Deficit)	$1,772,304	$710,369

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	2

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016

Net Sales	$144,861	$244,657

Cost of Sales	69,617	164,610

Gross Profit	75,245	80,047

Operating Expenses:
Professional Fees	174,269	183,900
Salaries and Wages	91,031	72,553
General and Administrative	344,415	116,741

Total Operating Expenses	609,714	373,194

Operating Loss	(534,470)	(293,147)

Other Income(expense)
Interest Expense	(71,068)	(73,219)
Amortization of Debt discount	(532,777)	(279,545)
Derivative Liabilities Expense	(14,578,005)	(129,340)
Gain(Loss) on Extinguishment of Debt	(67,442)	(126,000)
Change in Derivative Liabilities Expense	12,695,683	1,431,107
Total Other Income(Expense)	(2,553,609)	823,003

Net income (loss) before Income Taxes	(3,088,079)	529,856

Provision for Income Taxes	—	—

Net income (loss)	(3,088,079)	529,856

Net (Loss) attributed to non-controlling interest	(74,885)	(40,492)

Net income (loss) attributed to Kaya Holdings, Inc.	(3,013,193)	570,348

Basic and diluted net loss per common share	$(0.03)	$0.01

Weighted average number of common shares outstanding	123,511,843	93,230,448

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	3

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

For the three months ended March 31, 2017 and 2016

(Unaudited)

	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES:
Net Income/(Loss)	$(3,088,079)	570,348
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(74,885)	(40,492)
Depreciation	14,753	19,988
Imputed Interest	—	30,000
Loss (Gain) on Extinguishment of Debt	67,442	126,000
Derivative Expense	14,578,005	129,340
Change in derivative liabilities	(12,695,683)	(1,431,107)
Amortization of debt discount	532,777	279,545
Stock issued for services	—	20,900
Changes in operating assets and liabilities:
Prepaid Expense	4,000	4,000
Inventory	(81,334)	29,977
Accrued Interest	61,614	—
Accounts payable and accrued expenses	(37,622)	39,482

Net cash used in operating activities	(719,012)	(222,018)

INVESTING ACTIVITIES:
Purchase of property and equipment	(51,467)	—
Net cash used in investing activities	(51,467)	—

FINANCING ACTIVITIES:
Proceeds from Convertible debt	1,850,000	150,000
Payment on Convertible debt	(23,500)	—
Payments on Note Payable	(108,134)	—
Proceeds from sales of common stock	—	100,000
Net cash provided by (used in) financing activities	1,718,366	250,000

NET INCREASE IN CASH	947,888	27,982

CASH BEGINNING BALANCE	306,884	123,907

CASH ENDING BALANCE	$1,254,772	151,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Value of accrued interest payable reclassified as principal	95,680	—
Value of common shares issued as payment of debt	190,575	126,000

  The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	4

Kaya Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc., f/k/a (Alternative Fuels Americas, Inc.), is a holding company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc, (a Florida corporation), in January 2010 in a stock-for-member interest transaction and issued 6,567,247 shares of common stock and 100,000 shares of Series C convertible preferred stock to existing shareholders. Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. A Certificate of Amendment to the Certificate of Incorporation was filed in March 2015 changing the Company’s name from Alternative Fuels Americas, Inc. to Kaya Holdings, Inc.

The Company has two subsidiaries, Alternative Fuels Americas, Inc. (a Florida corporation) which is wholly-owned and Marijuana Holdings Americas, Inc., a Florida corporation, (“MJAI”), which is a majority-owned, MJAI conducts opeartion in Oregon through controlling ownership interest in four Oregon limited libilities companies, MJAI Oregon 1 LLC. , MJAI Oregon 2 LLC, MJAI Oregon 3 LLC and MJAI Oregon 4 LLC

Nature of the Business

In January 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through entities controlled by MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, subsidiary, applied for and was awarded its first license to operate a Medical Marijuana Dispensary (an “MMD”). The Company developed the Kaya Shack™ brand for its retail operations and on July 3, 2014 opened its first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first publicly traded company to own and operate an MMD. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

In April 2015, KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. In October 2015, concurrent with Oregon commencing legal sales of recreational marijuana through MMDs, KAYS opened its second retail operation in Salem, Oregon, the Kaya Shack™ Marijuana Superstore. Oregon. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon.

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

Accordingly, in 2016 the Company applied for OLLC licenses for its two initial Kaya Shack™ retail outlets (Portland, Oregon and South Salem, Oregon), and also submitted license applications for its two new locations under construction and development at that time.

Table Of Contents	5

In late December 2016, we received our OLCC recreational license for the South Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #1) and recreational and medical sales continued without interruption from 2016 through the present at that location.

On March 21, 2017, we received our North Salem Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #2) a 2,600-square foot Kaya Shack™ Marijuana Superstore in North Salem, Oregon, whereupon the location opened for business with both recreational and medical sales.

On May 2, 2017, we received our OLCC recreational license for our Portland Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #3) and after a delay of approximately four months. During that period, we were limited to solely medical sales at the Portland location. Upon receipt of Kaya Shack™ OLCC Marijuana Retailer License #3, recreational sales recommenced at that location.

Our OLCC License for the Central Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #4) has been filed and is pending completion, inspection and final licensing. We expect to complete construction and licensing during the second quarter of 2017 and commence recreational and medical sales at this location as soon as possible thereafter.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the year ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,088,079 for the three months ended March 31, 2017 and a net loss of $20,204,199 for the year ended December 31, 2016. The majority of our net losses during the three months ended March 31, 2017 and the year ended December 31, 2016, were a result of the derivative liabilities from the conversion of debt in those periods and from the stabilization of our stock prices reduces the volatility factors used in the derivative calculations. At March 31, 2017 the Company has a working capital deficiency of $6,829,879 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Table Of Contents	7

Non-Controlling Interest

The company owns 55% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2016 is $83,994 and $165,331 as of March 31, 2017. No allowance as necessary as of December 31, 2016 and March 31, 2017.

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

Table Of Contents	8

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 7.

Table Of Contents	9

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

Table Of Contents	10

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

Table Of Contents	11

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Table Of Contents	12

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table Of Contents	13

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

Table Of Contents	14

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

Table Of Contents	15

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

Re-Classifications

Certain amounts in 2016 were reclassified to conform to the 2017 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

Table Of Contents	16

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of .87% at March 31, 2017 and weighted average volatility of 154.71%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

NOTE 5 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes are $19,750,523 at March 31, 2017 and $19,346,348 as of December 31, 2016.

See Summary Table – Page 18

Table Of Contents	17

Convertible Debt Summary
Footnote	Debt	Debt Classification		Interest	Due	Ending
Number	Type	Current	Long Term	Rate xx	Date xx	03.31.17	12.31.16

A	Convertible	X		10.0%	1-Jan-17	$ 25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-19	$ 65,700	$ 58,556
C	Convertible		X	8.0%	1-Jan-19	$ 32,850	$ 29,278
D	Convertible		X	8.0%	1-Jan-19	$ 209,047	$ 186,316
F	Convertible	X		8.0%	1-Jan-17	$ -	$ 117,113
G	Convertible	X		8.0%	1-Jan-17	$ -	$ 117,113
H	Convertible		X	8.0%	1-Jan-19	$ -	$ 55,895
I	Convertible		X	8.0%	1-Jan-19	$ -	$ 67,074
J	Convertible		X	8.0%	1-Jan-19	$ -	$ 23,442
K	Convertible		X	8.0%	1-Jan-19	$ -	$ 23,442
L	Convertible		X	8.0%	1-Jan-19	$ 30,424	$ 27,116
M	Convertible		X	8.0%	1-Jan-19	$ 131,236	$ 116,966
N	Convertible		X	8.0%	1-Jan-19	$ 55,983	$ -
O	Convertible		X	8.0%	1-Jan-19	$ 109,167	$ 100,000
P	Convertible		X	8.0%	1-Jan-19	$ 52,767	$ -
Q	Convertible		X	8.0%	1-Jan-19	$ 52,050	$ -
R	Convertible		X	8.0%	1-Jan-19	$ 203,867	$ -
S	Convertible		X	8.0%	1-Jan-19	$ 50,400	$ -
T	Convertible		X	8.0%	1-Jan-19	$ 250,000	$ -
V	Convertible	X		8.0%	1-Jan-18	$ 25,000	$ -
W	Convertible	X		12.0%	1-Jan-18	$ 15,000	$ -
X	Convertible	X		12.0%	1-Jan-18	$ 60,000	$ -
Y	Convertible	X		12.0%	1-Jan-18	$ 50,000	$ -
Z	Convertible	X		12.0%	1-Jan-17	$ -	$ 25,000
AA	Convertible	X		6.0%	1-Apr-16	$ -	$ 18,500
BB	Convertible	X		10.0%	21-Sep-17	$ 50,000	$ 50,000
CC	Convertible	X		10.0%	21-Sep-17	$ 100,000	$ 100,000
DD	Convertible	X		10.0%	21-Sep-17	$ 50,000	$ 50,000
EE	Convertible	X		0.0%	31-Dec-17	$ 500,000	$ 500,000
LL	Convertible		X	8.0%	1-Jan-19	$ 150,000	$ -
MM	Convertible		X	8.0%	1-Jan-19	$ 600,000	$ -
NN	Convertible		X	8.0%	1-Jan-19	$ 100,000	$ -
OO	Convertible		X	8.0%	1-Jan-19	$ 500,000	$ -
PP	Convertible		X	8.0%	1-Jan-19	$ 500,000	$ -
Current Convertible Debt						$ 875,000	$ 1,690,811
Long-Term Convertible Debt						$ 3,093,490	$ -
Total Convertible Debt						$ 3,968,490	$ 1,690,811

 xx Effective January 1, 2017, the interest rate on all the above referenced convertible notes having an interest rate of greater than 8% per annum was reduced to 8% and the due date on convertible notes due prior to January 1, 2019 was extended to that date.

Table Of Contents	18

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.08% to .87%, volatility ranging from 134% of 157%, trading prices ranging from $.08 per share to $0.49 per share and a conversion price ranging from $0.05 per share to $0.39 per share. The balance of the convertible note at March 31, 2017 including accrued interest and net of the discount amounted to $42,140.

A recap of the balance of outstanding convertible debt at March 31, 2017 is as follows:

Principal balance	$25,000
Accrued interest	17,140
Balance maturing for the period ending:
March 31, 2017	$42,140

The Company valued the derivative liabilities at December 31, 2016 at $25,386. The Company recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2017 of $780, which were charged to operations.  In determining the indicated values at March 31, 2017, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $.2250, and conversion prices of $0.18 per share.

Table Of Contents	19

(B), (C), (D), (N), (O), (P), (H), (I), (J), (K), (L), (M)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015. The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2015, the balance was $947,311. The beneficial conversion feature in the amount of $947,311 will be expensed as interest over the term of the note (one year). All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $2,640,030 at December 31, 2015 and $4,718,754 at December 31, 2016, respectively.

On January 1, 2017 the Company renegotiated twelve (12) convertible notes payable. The Total face value of the notes issued was $788,085 the notes were due on January 1, 2017. The new notes are convertible after January 1, 2017 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.225. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of March 31, 2017, the balance was $687,173. The beneficial conversion feature in the amount of $788,085 will be expensed as interest over the term of the note (two years). As of March 31, 2017 (4) Four of the twelve notes were converted into common stock. The face value of the converted notes was $190,575. All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.49 per share and a conversion price ranging from $0.03 per share per share. The total derivative liabilities associated with these (8) remaining notes are $4,802,433 at March 31, 2017.

Table Of Contents	20

(N)

On January 8, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share. On January 4, 2017 the note was amended and restated. The interest rate was reduced to 8% and the put date changed to January 1, 2019.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share. On January 4, 2017 the note was amended and restated. The interest rate was reduced to 8% and the put date changed to January 1, 2019.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share. On January 4, 2017 the note was amended and restated. The interest rate was reduced to 8% and the put date changed to January 1, 2019.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share. On January 4, 2017 the note was amended and restated. The interest rate was reduced to 8% and the put date changed to January 1, 2019.

(R)

On November 3, 2016 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share. On January 4, 2017 the note was amended and restated. The interest rate was reduced to 8% and the put date changed to January 1, 2019.

Table Of Contents	21

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share. On January 4, 2017 the note was amended and restated. The interest rate was reduced to 8% and the put date changed to January 1, 2019.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share. On January 4, 2017 the note was amended and restated. The interest rate was reduced to 8% and the put date changed to January 1, 2019.

(U)

On March 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017 In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $09. per share and a conversion price of $0.03 per share. The Note and Interest was converted to common shares on September 13, 2016

(V)

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

Table Of Contents	22

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

Table Of Contents	23

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

(KK) On January 4, 2017 the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share.

(LL) On January 20, 2017 the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.07 per share.

Table Of Contents	24

(MM) On January 31, 2017 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.07 per share.

(NN) On February 7, 2017 the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.10 per share.

(MM) On February 21, 2017 the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.10 per share.

(GG), (HH), (II), (JJ)(KK)

Non-Convertible Debt

A-Non- Related Party

	March 31, 2017	December 31, 2016
Note GG	17,513	68,555
Note HH	16,428	68,555
Note II	62,780	65,262
Note JJ	62,780	65,262
Note KK	24,525	31,661
Total Non-Convertible Debt	184,026	299,295

Table Of Contents	25

(GG) On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

(HH) On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017.

(II) On  May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

(JJ) On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018

(KK) On September 16, 2016 the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is due September of 2018 with monthly payments of principal and interest.

B-Related Party

Loan payable - Stockholder, 0%, Due December 31, 2017 (1)	$250,000	$250,000

	$250,000	$250,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the quarter ended March 31, 2017 was $49,727. As of March 31, 2017, the balance of the convertible debt was $500,000. The net balance reflected on the balance sheet is $348,635. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

Table Of Contents	26

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001, of which 100,000 shares have been designated as Series C convertible preferred stock (“Series C” or “Series C preferred stock”). The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers and other rights, as it deems appropriate

Each share of Series C has 433.9297 votes on any matters submitted to a vote of the stockholders of the Company and is entitled to dividends equal to the dividends of 433.9297 shares of common stock. Each share of Series C preferred stock is convertible at any time at the option of the holder into 433.9297 shares of common stock.

The Company has 500,000,000 shares of common stock authorized with a par value of $0.001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights.

In February of 2017 the Company issued 6,352,500 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. As a conversion of four (4) Notes Payable with a total value of $190,575 the Notes Payable were due January 1, 2019.

NOTE 7- DERIVATIVE LIABILITIES

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.10 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2016	$19,346,348
Initial Derivative Value	14,578,005
Change in Derivative Values	(12.695,683)
Conversion of debt	(1,478,147)

Balance as of March 31, 2017	$19,750,523

Table Of Contents	27

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as March 31, 2017:

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $14,578,005 and $129,340 for the three months ended March 31, 2017 and 2016 respectively

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $ (12,695,683) and $1,431,107 for the three months ended March 31, 2017 and 2016, respectively

NOTE 8 – RELATED PARTY TRANSACTIONS

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

On January 1, 2017 the Company renegotiated twelve (12) convertible notes payable. The Total face value of the notes issued was $788,085 and the notes are due on January 1, 2019. The face value plus accrued interest due of $62,533 resulting in new face amount due of $788,085. The new notes are convertible after January 1, 2017 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.225. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of March 31, 2017, the balance was $687,173. The beneficial conversion feature in the amount of $788,085 will be expensed as interest over the term of the note (two years). As of March 31, 2017 (4) Four of the twelve notes were converted into common stock. The face value of the converted notes was $190,575. All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.49 per share and a conversion price ranging from $0.03 per share per share. The total derivative liabilities associated with these (8) remaining notes are $4,802,433 at March 31, 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

Table Of Contents	28

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

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2016	11,065,540	0.0316297	1.79
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of March 31, 2017	11,065,540	0.0316297	1.29

Table Of Contents	29

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

NOTE 15– SUBSEQUENT EVENTS

In April of 2017, MJAI 1 LLC was licensed to sell legal recreational marijuana from its location in the city of Portland, Oregon

In April 2017, the Company purchased four vehicles for $58,396

In May 2017, the Company entered into a financing agreement with an institutional investor to provide up to $5,800,000 in convertible debt, of which $500,000 was received from the issuance of such convertible debt contemporaneously with execution of the financing agreement. Interest is stated at 8%, which accrues until maturity on January 1, 2020. The Note and interest is convertible into common stock at $0.05 per share.

Table Of Contents	30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, the terms “Kaya Holdings,” “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

Information contained in this Quarterly Report on Form 10-Q contains “forwardlooking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act”). These forwardlooking statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

The forwardlooking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events. Our forwardlooking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forwardlooking statements will come to pass. Moreover, our forwardlooking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forwardlooking statements.

Except as required by applicable laws, we undertake no obligation to update publicly any forwardlooking statements for any reason, even if new information becomes available or other events occur in the future

Business Overview

Background

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

Table Of Contents	31

Legal Medical and Recreational Marijuana Operation in Oregon

In January 2014 KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through entities controlled by MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, subsidiary, applied for and was awarded its first license to operate a Medical Marijuana Dispensary (an “MMD”). The Company developed the Kaya Shack™ brand for its retail operations and on July 3, 2014 opened its first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first publicly traded U.S. company to own and operate an MMD. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

In April 2015, KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. In October 2015, concurrent with Oregon commencing legal sales of recreational marijuana through MMDs, KAYS opened its second retail operation in Salem, Oregon, the Kaya Shack™ Marijuana Superstore. Oregon. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon.

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

Accordingly, in 2016 the Company applied for OLLC licenses for its two initial Kaya Shack™ retail outlets (Portland, Oregon and South Salem, Oregon), and also submitted license applications for its two new locations under construction and development at that time.

Table Of Contents	32

In late December 2016, we received our OLCC recreational license for the South Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #1) and recreational and medical sales continued without interruption from 2016 through the present at that location.

On March 21, 2017, we received our North Salem Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #2) a 2,600 square foot Kaya Shack™ Marijuana Superstore in North Salem, Oregon, whereupon the location opened for business with both recreational and medical sales.

On May 2, 2017 we received our OLCC recreational license for our Portland Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #3) and after a delay of approximately four months. During that period we were limited to solely medical sales at the Portland location. Upon receipt of Kaya Shack™ OLCC Marijuana Retailer License #3, recreational sales recommenced at that location.

Our OLCC License for the Central Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #4) has been filed and is pending completion, inspection and final licensing. We expect to complete construction and licensing during the second quarter of 2017 days and commence recreational and medical sales at this location as soon as possible thereafter.

Additional Kaya Shack™ Marijuana Superstores

During 2016, the Company focused a significant portion of its efforts on developing two additional Kaya Shack™ Marijuana Superstores, including identifying and leasing suitable locations, completing necessary build out and applying for the requisite OLCC recreational marijuana retailer licenses. In addition to the four Kaya Shack™ retail marijuana stores described above, the Company plans to identify and lease locations for, license and seek to open up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next 18 to 24 months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

Table Of Contents	33

Expansion of Grow and Manufacturing Operations

On March 21, 2017, KAYS announced that it was in the process of expanding its grow and manufacturing operations and had retained a realtor to assist in identifying a suitable 30-60 acre tract of land in Oregon which would permit KAYS to expand its grow operations to the maximum space currently allowed by law utilizing a mix of indoor and greenhouse cultivation. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production, development of marijuana processing facilities and other cannabis related endeavors (subject to local zoning restrictions or liberalization of restrictions). As part of this expansion, KAYS ceased operations of its Portland grow facility at the end of March 2017, arranged to maintain its genetics library of over 30 strains of cannabis at an OHAlicensed medical grow site and contracted with farmers to meet demand until the new facility is secured, built and fully operational.

KAYS is continuing to diligently search for a suitable location that is properly zoned to permit indoor and outdoor cultivation and has segregated acquisition and development funds for this purpose.

$2.1 Million Financing

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “Investor”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the “$2.1M Financing Agreement”) entered into between the Company and the Investor in December 2016. Pursuant to the $2.1M Financing Agreement, the Investor purchased $2.1 million in principal amount of convertible notes (the “$2.1M Notes”) from the Company as follows:

•	$400,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.04;

•	$700,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.07; and

•	$1,000,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.10.

The purchase price for the $2.1M Notes is equal to the principal amount thereof. The $2.1M Notes have a term of two years from issuance and bear interest at the rate of eight percent (8%) annum, which accrues and is payable to together with interest at maturity. The Investor may convert the principal amount of the $2.1M Notes (as well as other notes it currently holds as referenced above), together with accrued but unpaid interest thereon, into shares at the applicable conversion price, at any time or from time to time prior to maturity. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The $2.1M Notes also provide that at no time may they be convertible if the number of shares being issued upon conversion to and then held by the Investor would result in the Investor beneficially owning in excess of 4.99% of the Company’s then outstanding shares of common stock, after giving effect to the proposed conversion.

$5.8 Million Financing

On May 11, 2017, we entered into a $5.8 million financing agreement (the “$5.8M Financing Agreement”) with the Investor, pursuant to which the Investor purchased and agreed to purchase up to $5.8 million in convertible notes (the “$5.8M Notes”) from the Company as follows:

•	The Investor purchased $500,000 in principal amount of $5.8M Notes from the Company on May 11, 2017, contemporaneously with the execution of the $5.8M Financing Agreement, which $5.8M Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”).
Table Of Contents	34

•	The Investor has the right to purchase up to an additional $500,000 in principal amount of $0.05 Notes at any time and from time to time through July 31, 2017

•	Provided the Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.05 Notes from the Company on or before July 31, 2017, the Investor will have the right to purchase a third tranche of $0.05 Notes up to an aggregate of $1,000,000 in principal amount, at any time and from time to time through October 31, 2017

•	Provided the Investor has fulfilled its obligation to purchase the third tranche of $1,000,000 in principal amount of $0.05 Notes from the Company on or before October 31, 2017, the Investor will have the right to purchase up to an additional $1,600,000 in principal amount of $5.8M Notes from the Company at any time and from time to time through February 28, 2018, which $5.8M Notes will be convertible into shares of common stock at a conversion price of $0.08 (the “$0.08 Notes”).

•	Provided the Investor has fulfilled its obligation to purchase all $1,600,000 in principal amount of $0.08 Notes from the Company on or before February 28, 2018, the Investor will have the right to purchase up to an additional $2,200,000 in principal amount of $5.8M Notes from the Company at any time and from time to time through July 31, 2018, which Notes will be convertible into shares of common stock at a conversion price of $0.11.

The $5.8M Notes are substantially similar in form and substance to the $2.1M Notes, except that the $5.8M Notes are due and payable on January 1, 2020. The proceeds from the offer and sale of the $2.1 M and $5.8M Notes are and will be used to fund the Company’s 2017 growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, expansion of our marijuana grow facility and manufacturing operations and introducing new Kaya Shack™ branded cannabis products.

Corporate Information

Our corporate office is located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301. Our website is www.kayaholdings.com Information contained on our website does not constitute part of this Quarterly Report.

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

Table Of Contents	35

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

Kaya Holdings operates three recreational marijuana retail outlets and medical marijuana dispensaries in Oregon under the Kaya Shack™ and anticipates opening a fourth location during the second quarter of 2017. In addition to these four Kaya Shack™ retail marijuana stores, the Company plans to identify and lease locations for, license and seek to open up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next eighteen to twentyfour months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

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

In compliance with regulations, all marijuana and marijuana infused products sold through our stores are quality tested by independent labs to assure adherence to strict quality and OLCC regulations.

Table Of Contents	36

Kaya Shack™ Retail Outlets

I. Kaya Shack™, 1719 SE Hawthorne Blvd., Portland, Oregon

KayaShack
Dope
DEVIL'S DILL
IT'S A
GOOD DAY
TO HAVE
A GOOD
DAY
KayaShack

Table Of Contents	37

KayaShack
KayaBuddies
KEEP IT OUT OF
REACH.
OMMP ONLY
Be Kind
www.kayashack.com

Our flagship Hawthorne Boulevard Store opened July 3, 2014. The location is prime Portland real estate, located in an area that many term as “the Greenwich Village of Portland”.

Table Of Contents	38

The Portland facility rotates through approximately 100 different strains throughout the year and in any given month features over 35 popular strains of marijuana with some proprietary strains testing in excess of 28%. Our stores also feature various concentrates, including butane hash oil (B.H.O.) and CO2 oil extract (wax, shatter) which range in potency from approximately 40% to over 80% THC, as well as high grade Oils and Tinctures, high CBD – low THC strains and “Kaya Candies,” “Kaya Caramels” and an assortment of cookies and cakes for patients who do not smoke.

Our Portland outlet initially operated as an MMD. In connection with the transition of recreational marijuana retailer licenses from the OHA to the OLCC, we applied for an OLCC license for the facility in 2016. However, issuance of the OLCC license for the Portland, Oregon outlet was delayed because of the need to resolve various local issues with the City of Portland. Accordingly, from January 1, 2017 until May 2, 2017, when we received Kaya Shack TM OLCC Marijuana Retailer License #3 for this location, sales at the Portland, Oregon location were limited to medical marijuana and as such our revenues from this location were impacted.

Table Of Contents	39

II. Kaya Shack™ Marijuana Superstore, South Salem, Oregon

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Table Of Contents	40

Our second location (the first Kaya ShackTM Marijuana Superstore) opened for business on October 17, 2015 in South Salem, Oregon in time to take advantage of early recreational sales. Our South Salem Kaya Shack™ Marijuana superstore received Kaya ShackTM OLCC Marijuana Retailer License prior to the January 1, 2017 deadline to do so and both recreational and medical marijuana sales have continued at this location seamlessly.

The store is located in first class strip mall space adjacent to “Little Caesars Pizza” and “Aaron Rents”, with a footprint roughly three times the size of our first Kaya ShackTM in Portland. The location and floorplan was carefully chosen with an eye towards concept expansion to enhance revenues and broaden branding opportunities.

In addition to the recreational and medical marijuana products as offered at our Hawthorne location, the space allows for additional products and concept innovations to be introduced. These include the Kaya Café Juice Bar ™ (featuring THC and CBD enhanced juices and beverages), the Kaya Clone Room ™ (supplying marijuana plants and home cultivation accessories) and additional unique onsite concepts.

Table Of Contents	41

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon

Table Of Contents	42

STARBUCKS COFFEE
DRIVE THRU
Spin City
LAUNDROMAT
short STOP
MARKET
Adam's Rib
SMOKE HOUSE
KayaShack
GRAND OPENING
KayaShack
Fine Affordable Cannabis
Bringing Good Vibes to Salem!
Be Kind

Our third Kaya Shack™ (located in North Salem, Oregon) received Kaya ShackTM OLCC Marijuana Recreational Retailer License #3 on March 21, 2017.

Table Of Contents	43

Table Of Contents	44

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

Table Of Contents	45

Who Says We Have to Grow Up?
KayaShack
Be Kind
We Are Big Fans of Yours
KayaShack
KayaShack
MARCH SPECIALS
March 4th – Hug a GI Day
March 20th – International Earth Day
March 28th – Look On the Bright Side Day
Be Kind
KEEP IT OUT OF REACH
EMERGENCY EXIT ONLY

Table Of Contents	46

IV. Kaya ShackTM Marijuana Superstore, Central Salem, Oregon

Table Of Contents	47

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

As discussed below, the Company intends to initiate its Kaya Car™ Home Delivery Service during the second quarter of 2017, contemporaneously with a grand opening celebration for all four then OLCC Licensed Kaya Shack™ retail marijuana stores and to commence the to move to the next stage of branding and retail development.

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

PAGE # 1
Number of pages: 5
17-302

Table Of Contents	48

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

PAGE # 3
Number of pages: 5
17-302

Table Of Contents	49

Kaya Shack™ Home Delivery

In February 2017, the Company began the process of filing applications to add Home Delivery Service for three of its Kaya Shack™ retail marijuana stores at the advice of one of their OLCC examiners. As of the date of this Annual Report, the Company has received approvals from the OLCC to add Home Delivery to their three currently OLCC licensed locations, and is also applying for and expects to receive approval for Home Delivery licensing at its fourth retail outlet, which is currently under construction.

Table Of Contents	50

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

On April 11, 2017 the Company took delivery of its first four Fiat 500 cars, and in May 2017 we ordered another four additional Fiat 500 cars to begin building their Kaya Car™ Home Delivery Service fleet. The cars are presently being customized with distinctive Kaya Shack™ vehicle wrapping featuring the Company’s branding logos and colors, and the Company is developing the Kaya Shack™ Delivery App for use by its customers to order “Fast, Free Delivery” of the complete line of both medical and recreational grade Kaya Shack™ cannabis products.

The Company intends to initiate its Kaya Car™ Home Delivery Service during the second quarter of 2017, contemporaneously with a grand opening celebration for all four then OLCC Licensed Kaya Shack™ retail marijuana stores and to commence the to move to the next stage of branding and retail development.

Table Of Contents	51

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

Table Of Contents	52

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016, the Company introduced a signature line of strainspecific connoisseurgrade, prerolled cannabis cigarettes branded as “Kaya Buddies.™” The brand, marketed under the tagline “Buds with Benefits,” features over 25 different strains of connoisseurgrade, high quality cannabis and proprietary specialty blends. The Kaya Buddies™ cannabis cigarettes, made from 100% cannabis bud only, was launched in midMarch in the Kaya Shack™ stores in Oregon and are targeted to service the exploding legal recreational marijuana market.

Table Of Contents	53

KayaShack
KayaBuddies
Snow Leopard
Critical Cure
Banana Kush
June 8th — Best Friends

Kaya Buddies™ cannabis cigarettes have consistently been very well received by both older medical patients and recreational users new to cannabis. Although they are first being marketed through our internal retail network they are also being targeted for potential distribution lines to other dispensaries.

Table Of Contents	54

Other Potential Markets

We believe that revenues and profitability will be enhanced through our planned opening of additional retail outlets utilizing the Kaya Shack™ brand and model in our chain, as well as economies of scale achieved by being a multilocation retail chain and being vertically integrated with grow and manufacturing operations. Ultimately, we believe that we can successfully enter other markets as they open up by applying our “brand” retail chain and vertically integrated grow and manufacture model to other states that legalize recreational marijuana use. Where applicable, we will seek to leverage our public company status to finance organic growth and enable acquisitions of existing locations for the Kaya Shack brand, as well as look to acquire and grow additional brands.

On November 8, 2016, California, Maine, Massachusetts and Nevada voted to legalize recreational marijuana, while Arkansas, Florida and North Dakota approved medical cannabis initiatives. Montana, which legalized medical marijuana in 2004, also passed a measure to set up commercial cultivation operations and dispensaries.

The California recreational cannabis market is by far the largest potential market in the country, and our operations in Oregon allow for a natural progression and expansion down the I-5 corridor into California. Florida could be a potentially large market for us as well, because we believe that KAYS would have a distinct advantage in the state, as it is one of the few Floridabased entities whose management has significant experience in owning and operating MMDs and grow and manufacturing operations. These markets are substantial, and their development could lead to $7-$8 billion in additional annual retail cannabis sales, according to Marijuana Business Daily’s preliminary estimates.

Growth Strategy

The Company has established a welldefined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

•	All operations are to be conducted in accordance with state and local laws and regulations and guidance outlined in the U.S. Department of Justice “Cole Memo” dated August 29, 2013.

•	The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.

•	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.

•	The Company shall work with law enforcement and government officials to insure compliance with all regulations.

Table Of Contents	55

Marketing and Sales

The Company will only market its legal marijuana as in compliance with applicable state law.

The Company employs a marketing campaign consisting of four cornerstones:

•	Promoting and establishing the Kaya Shack™ brand.

•	A positive and active online presence.

•	Daily specials and promotions.

•	Quirky and fun holiday specials.

Our core strategic marketing objectives include:

•	Establish the Kaya Shack™ Brand – positioning the Company’s brand to have positive and value related associations with all prospective and existing customers.

•	Operate Cooperatively cooperation, as a strategy, helps develop a network of suppliers and marketing channels able to promote Kaya Shack™.

•	Deliver Value customer value is achieved when the perceived value of what we sell along with the value of the experience we deliver exceeds the price we charge.

•	Drive Customer Traffic the only two ways to increase store income is to sell more to our existing customers and attract new customers. Programs are in place to accomplish both tasks.

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

Table Of Contents	56

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

Employees

As of the date of this Quarterly Report, our Oregon operations have a total of seventeen (17) parttime store employees including budtenders, trimmers, growers, and 4 fulltime employees a Store Manager, a Sales and Marketing Coordinator, the Director of Dispensary and Grow Operations and a Master Grower. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

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

Table Of Contents	57

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

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenues

We had revenues of $144,861 for the three months ended March 31, 2017, as compared to revenues of $244,657 for the three months ended March 31, 2016. The decrease in revenues in the 2017 period from the comparable period in 2016 resulted from the delay in receiving OLCC licensing for our Portland retail outlet, which rendered such location unable to process legal recreational sales during the period. As a result, revenues from legal recreational sales were largely generated from retail sales at one outlet during most of the 2017 period, as compared to two outlets in the comparable period in 2016. The Company’s Portland retail outlet has now received full OLCC licensing, in addition to our fully-OLCC licensed third location, which has enabled all three of our retail outlets to process retail sales during the second quarter of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $344,415 for the three months ended March 31, 2017, as compared to $116,741 for the three months ended March 31, 2016. This increase reflects our increased level of operations, including construction and licensing of two additional Kaya Shack™ Marijuana Superstores, the first of which opened in March 2017 and the second of which is expected to open during the second quarter of 2017.

Professional Fees

Professional fees were $174,269 for the three months ended March 31, 2017, as compared to $183,900 for the three months ended March 31, 2016. These costs remained relatively stable given our increased level of retail operations.

Table Of Contents	58

Interest expense

Interest expense and debt amortization expense increased to $603,845 for the three months ended March 31, 2017 from $352,764 for the three months ended March 31, 2016. . These increases reflected additional debt incurred in the 2017 period to fund expansion of our operations.

Net Income (Loss)

We incurred a net loss of $3,088,079 for the three months ended March 31, 2017, as compared to a net income of $529,856 for the three months ended March 31, 2016.

The majority of our net loss during the three month period ending March 31, 2017 was a result of the derivative liabilities from the conversion of debt in the three months ended March 31, 2017 and from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations. In addition, as noted above, our revenues were impacted during the 2017 quarter as a result of our inability to process legal recreational marijuana sales at our Portland outlet because of delays in securing OLCC licensing for the facility.

Liquidity and Capital Resources

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “Investor”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the “$2.1M Financing Agreement”) entered into between the Company and the Investor in December 2016. Pursuant to the $2.1M Financing Agreement, the Investor purchased $2.1 million in principal amount of convertible notes (the “$2.1M Notes”) from the Company as follows:

•	$400,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.04;

•	$700,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.07; and

•	$1,000,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.10.

The purchase price for the $2.1M Notes is equal to the principal amount thereof. The $2.1M Notes have a term of two years from issuance and bear interest at the rate of eight percent (8%) annum, which accrues and is payable to together with interest at maturity. The Investor may convert the principal amount of the $2.1M Notes (as well as other notes it currently holds as referenced above), together with accrued but unpaid interest thereon, into shares at the applicable conversion price, at any time or from time to time prior to maturity. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The $2.1M Notes also provide that at no time may they be convertible if the number of shares being issued upon conversion to and then held by the Investor would result in the Investor beneficially owning in excess of 4.99% of the Company’s then outstanding shares of common stock, after giving effect to the proposed conversion.

Table Of Contents	59

On May 11, 2017, we entered into a $5.8 million financing agreement (the “$5.8M Financing Agreement”) with the Investor, pursuant to which the Investor purchased and agreed to purchase up to $5.8 million in convertible notes (the “$5.8M Notes”) from the Company as follows:

•	The Investor purchased $500,000 in principal amount of $5.8M Notes from the Company on May 11, 2017, contemporaneously with the execution of the $5.8M Financing Agreement, which $5.8M Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”).

•	The Investor has the right to purchase up to an additional $500,000 in principal amount of $0.05 Notes at any time and from time to time through July 31, 2017

•	Provided the Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.05 Notes from the Company on or before July 31, 2017, the Investor will have the right to purchase a third tranche of $0.05 Notes up to an aggregate of $1,000,000 in principal amount, at any time and from time to time through October 31, 2017

•	Provided the Investor has fulfilled its obligation to purchase the third tranche of $1,000,000 in principal amount of $0.05 Notes from the Company on or before October 31, 2017, the Investor will have the right to purchase up to an additional $1,600,000 in principal amount of $5.8M Notes from the Company at any time and from time to time through February 28, 2018, which $5.8M Notes will be convertible into shares of common stock at a conversion price of $0.08 (the “$0.08 Notes”).

•	Provided the Investor has fulfilled its obligation to purchase all $1,600,000 in principal amount of $0.08 Notes from the Company on or before February 28, 2018, the Investor will have the right to purchase up to an additional $2,200,000 in principal amount of $5.8M Notes from the Company at any time and from time to time through July 31, 2018, which Notes will be convertible into shares of common stock at a conversion price of $0.11.

The $5.8M Notes are substantially similar in form and substance to the $2.1M Notes, except that the $5.8M Notes are due and payable on January 1, 2020. The proceeds from the offer and sale of the $2.1 M and $5.8M Notes are and will be used to fund the Company’s 2017 growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, expansion of our marijuana grow facility and manufacturing operations and introducing new Kaya Shack™ branded cannabis products.

Management believes that consummation of the proceeds received and expected to be received from the above described financings, combined with existing and anticipated revenues, has alleviated the Company’s financial difficulties to a significant extent and will allow the Company to meet its anticipated working capital needs for a period of between twelve and eighteen months from the date of this report. However, there can be no assurance that the $5.8 million financing will be completed, or that management’s belief will be correct and that the Company will not sooner require additional financing to meet its working capital needs prior to achieving profitability or positive cash flow. Moreover, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Table Of Contents	60

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of March 31, 2017. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2017 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

Table Of Contents	61

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, the Company issued 250,000 shares of its common stock to one person in a private transaction for consulting services valued at $10,000.

These securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Table Of Contents	62

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2017

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)

Table Of Contents	63