Form 10-Q
period 2017-06-30
Kaya Holdings, Inc.
filed 2017-08-21
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

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

(Issuer’s telephone number)

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

As of August __, 2017, the Issuer had                                                    shares of its common stock outstanding.

KAYA HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

ASSETS
	(Unaudited)	(Audited)
	June 30, 2017	December 31, 2016
CURRENT ASSETS:
Cash and equivalents	$1,055,606	306,884
Inventory-Net of Allowance	151,900	83,997
Prepaid Expenses	44,547	4,500
Total Current Assets	1,252,053	395,381

OTHER ASSETS:
Property and equipment, net	373,534	192,964
Deposits	47,024	122,024
Total Other Assets	420,558	314,988

Total Assets	1,672,611	710,369

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	214,871	506,601
Accounts payable and accrued expense-related parties	13,586	18,586
Accrued interest	151,279	142,853
Notes Payable	159,501
Notes Payable-Related Party	250,000	—
Convertible Note Payable-related party-Net of Discount (100,910)	399,090	—
Convertible Notes Payable-net of discount (72,377)	302,623	721,665
Derivative liabilities	4,230,030	8,423,354
Total Current Liabilities	5,720,979	9,813,059

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	—	298,908
Derivative liabilities	9,041,204	10,922,994
Convertible Note Payable-Net of Discount (2,921,009)	672,479	147,833
Notes Payable	—	267,635
Notes Payable-Related Party	—	250,000
Total Long Term Liabilities	9,713,683	11,887,370

Total Liabilities	15,434,662	21,700,429

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized; 49,900 and 49,900 issued and outstanding at June 30, 2017 and December 31, 2016	50	50
Common stock , par value $.001; 500,000,000 shares authorized; 129,298,705 shares issued as of June 30, 2017 and 117,076,795 shares issued as of December 31, 2016	129,298	117,076
Additional paid in capital	13,722,921	9,035,740
Subscriptions payable	—	272,400
Accumulated Deficit	(26,836,911)	(29,790,416)
Non-controlling Interest	(777,409)	(624,910)
Net Stockholders’ Equity/(Deficit)	(13,762,051)	(20,990,060)
Total Liabilities and Stockholders’ Equity/(Deficit)	$1,672,611	$710,369

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Sales	$199,790	$246,001	$346,651	$490,658

Cost of Sales	80,261	129,676	149,977	294,286

Gross Profit	119,529	116,325	194,774	196,372

Operating Expenses:
Professional Fees	183,132	210,096	357,401	389,785
Salaries and Wages	88,460	78,780	179,491	151,333
General and Administrative	199,208	108,101	543,623	229,052
Total Operating Expenses	470,800	396,977	1,080,514	770,170

Operating Loss	(351,271)	(280,652)	(885,741)	(573,798)

Other Income(expense):
Interest Expense	(73,675)	(76,766)	(144,743)	(149,985)
Amortization of Debt discount	(576,625)	(342,860)	(1,109,402)	(622,405)
Derivative Liabilities Expense	(1,267,988)	—	(15,845,993)	(129,340)
Gain(Loss) on Extinguishment of Debt	—	—	(67,442)	(126,000)
Change in Derivative Liabilities Expense	8,158,643	282,563	20,854,326	1,713,670
Total Other Income(Expense)	6,240,355	(137,063)	3,686,746	685,940

Net income (loss) before Income Taxes	5,889,084	(417,715)	2,801,006	112,142

Provision for Income Taxes	—	—	—	—

Net income (loss)	5,889,084	(417,715)	2,801,006	112,142

Net (Loss) attributed to non-controlling interest	(77,613)	(16,793)	(152,499)	(57,284)

Net income (loss) attributed to Kaya Holdings, Inc.	5,966,698	(400,922)	2,953,504	169,426

Basic and diluted net loss per common share	$0.05	$(0.00)	$0.02	$0.00

Weighted average number of common shares outstanding	128,549,614	101,459,250	126,030,728	97,320,813

* The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries
Consolidated Statement of Cashflows

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES:
Net Income/(Loss)	$2,801,006	169,425
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(152,499)	(57,284)
Depreciation	34,578	39,976
Imputed Interest	—	60,000
Loss (Gain) on Extinguishment of Debt	67,442	126,000
Derivative Expense	15,845,993	129,340
Change in derivative liabilities	(20,854,326)	(1,713,670)
Amortization of debt discount	1,109,402	622,405
Stock issued for services	—	20,900
Stock issued as contribution	—	—
Stock issued for interest	29,638	9,000
Changes in operating assets and liabilities:
Prepaid Expense	(40,047)	(12,500)
Inventory	(67,903)	36,195
Rent Deposit	—	—
Security Deposit	—	—
Other assets	—	(6,961)
Accrued Interest	105,939	71,088
Accounts payable and accrued expenses	(204,024)	141,356

Net cash used in operating activities	(1,324,801)	(364,730)

INVESTING ACTIVITIES:
Purchase of property and equipment	(140,149)	(28,224)
Net cash used in investing activities	(140,149)	(28,224)

FINANCING ACTIVITIES:
Proceeds from Convertible debt	2,350,000	150,000
Payment on Convertible debt	(23,500)	—
Proceeds from Notes Payable	—	150,000
Payments on Note Payable	(112,829)	(36,468)
Proceeds from sales of common stock	—	100,000
Net cash provided by (used in) financing activities	2,213,671	363,532

NET INCREASE IN CASH	748,722	(29,422)

CASH BEGINNING BALANCE	306,884	123,907

CASH ENDING BALANCE	$1,055,606	94,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Value of accrued interest payable reclassified as principal	95,680	—
Value of common shares issued as payment of debt	190,575	—
Value of common shares issues as payment of interest	29,638	9,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc., f/k/a (Alternative Fuels Americas, Inc.), is a holding company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc, (a Florida corporation) in January 2010 in a stock-for-member interest transaction and issued 6,567,247 shares of common stock and 100,000 shares of Series C convertible preferred stock to existing shareholders. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. A Certificate of Amendment to the Certificate of Incorporation was filed in March 2015 changing the Company’s name from Alternative Fuels Americas, Inc. to Kaya Holdings, Inc.

The Company has two subsidiaries, Alternative Fuels Americas, Inc. (a Florida corporation) which is wholly-owned and Marijuana Holdings Americas, Inc. (a Florida corporation, “MJAI”), which is majority-owned. MJAI conducts operations in Oregon through controlling ownership interest in four Oregon limited libilities companies: MJAI Oregon 1 LLC. , MJAI Oregon 2 LLC, MJAI Oregon 3 LLC and MJAI Oregon 4 LLC

Nature of the Business

In January 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). Through entities controlled by MJAI, KAYS has focused on the development of opportunities within the legal recreational and medical marijuana sectors in the United States. In March 2014, MJAI, applied for and was awarded its first license to operate a Medical Marijuana Dispensary (a “MMD”). The Company developed the Kaya Shack™ brand for its retail operations and on July 3, 2014 opened its first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first publicly traded company to own and operate a MMD. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

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

On May 2, 2017, we received our OLCC recreational license for our Portland Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #3) after a delay of approximately four months. During that period, we were limited to solely medical sales at the Portland location. Upon receipt of Kaya Shack™ OLCC Marijuana Retailer License #3, recreational sales recommenced at that location.

Our OLCC License for the Central Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #4) has been filed and is pending completion, inspection and final licensing. We expect to complete construction and licensing during the  third quarter of 2017 and commence recreational and medical sales at this location as soon as possible thereafter.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $2,953,504 for the six months ended June 30, 2017 and a net income of $169,426 for the six months ended June 30, 2016. At June 30, 2017 the Company has a working capital deficiency of $4,468,926 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

●	the sale of additional equity and debt securities,
●	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,
●	business transactions to assure continuation of the Company’s development and operations,
●	development of a unified brand and the pursuit of licenses to operate recreational and medical marijuana facilities under the branded name.

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

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2017 is $151,900 and $83,997 as of December 31, 2016. No allowance was necessary as of June 30, 2017 and December 31, 2016.

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

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
●

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
●

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify the accounting for share based payment award transactions. The new standard will modify several aspects of the accounting and reporting for employee share based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, and will be adopted by the Company in the first quarter of fiscal 2017. The Company anticipates the new standard will result in an increase in the number of shares used in the calculation of diluted earnings per share and will add volatility to the Company’s effective tax rate and income tax expense. The magnitude of such impacts will depend in part on whether significant employee stock option exercises occur.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Topic 83530): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not have any original issue discount.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last in, first out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is not planning to early adopt ASU 2015-11 and is currently evaluating ASU 2015-11 to determine the potential impact to its condensed consolidated financial statements and related disclosures.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU includes specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Re-Classifications

Certain amounts in 2016 were reclassified to conform to the 2017 presentation. These reclassifications had no effect on consolidated net loss for the periods presented.

NOTE 4 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.12 per share. The total derivative liabilities associated with these notes are $13,271,234 at June 30, 2017 and $19,346,348 as of December 31, 2016.

See Summary Table – Page 17

Convertible Debt Summary

Footnote	Debt	Debt Classification		Interest	Due	Ending
Number	Type	Current	LT	Rate	Date	06.30.17	12.31.16

A	Convertible	X		10.0%	1-Jan-17	$25,000	$25,000
B	Convertible		X	8.0%	1-Jan-19	$65,700	$58,556
C	Convertible		X	8.0%	1-Jan-19	$32,850	$29,278
D	Convertible		X	8.0%	1-Jan-19	$209,047	$186,316
E	Convertible	X		12.0%	1-Jan-17	$—	$—
F	Convertible	X		8.0%	1-Jan-17	$—	$—
G	Convertible	X		8.0%	1-Jan-17	$—	$—
H	Convertible		X	8.0%	1-Jan-19	$—	$55,895
I	Convertible		X	8.0%	1-Jan-19	$—	$67,074
J	Convertible		X	8.0%	1-Jan-19	$—	$23,442
K	Convertible		X	8.0%	1-Jan-19	$—	$23,442
L	Convertible		X	8.0%	1-Jan-19	$30,424	$27,116
M	Convertible		X	8.0%	1-Jan-19	$131,236	$116,966
N	Convertible		X	8.0%	1-Jan-19	$55,983	$50,000
O	Convertible		X	8.0%	1-Jan-19	$109,167	$100,000
P	Convertible		X	8.0%	1-Jan-19	$52,767	$50,000
Q	Convertible		X	8.0%	1-Jan-19	$52,050	$50,000
R	Convertible		X	8.0%	1-Jan-19	$203,867	$200,000
S	Convertible		X	8.0%	1-Jan-19	$50,400	$50,000
T	Convertible		X	10.0%	1-Jan-19	$250,000	$250,000
U	Convertible	X			1-Jan-17	$—	$—
V	Convertible	X		12.0%	1-Jan-18	$25,000	$25,000
W	Convertible	X		12.0%	1-Jan-18	$15,000	$15,000
X	Convertible	X		12.0%	1-Jan-18	$60,000	$60,000
Y	Convertible	X		12.0%	1-Jan-18	$50,000	$50,000
Z	Convertible	X		12.0%	1-Jan-17	$—	$—
AA	Convertible	X		6.0%	1-Apr-16	$—	$23,500
BB	Convertible	X		10.0%	21-Sep-17	$50,000	$50,000
CC	Convertible	X		10.0%	21-Sep-17	$100,000	$100,000
DD	Convertible	X		10.0%	21-Sep-17	$50,000	$50,000
EE	Convertible	X		0.0%	31-Dec-17	$500,000	$500,000
KK	Convertible		X	8.0%	1-Jan-19	$150,000	$—
LL	Convertible		X	8.0%	1-Jan-19	$600,000	$—
MM	Convertible		X	8.0%	1-Jan-19	$100,000	$—
NN	Convertible		X	8.0%	1-Jan-19	$500,000	$—
OO	Convertible		X	8.0%	1-Jan-19	$500,000	$—
PP	Convertible		X	8.0%	1-Jan-20	$500,000	$—
Current Convertible Debt						$875,000	$1,486,585
Long-Term Convertible Debt						$3,593,490	$750,000
Total Convertible Debt						$4,468,490	$2,236,585

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock: therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.08% to .87%, volatility ranging from 134% of 157%, trading prices ranging from $.08 per share to $0.49 per share and a conversion price ranging from $0.05 per share to $0.12 per share. The balance of the convertible note at June 30, 2017 including accrued interest and net of the discount amounted to $43,075.

A recap of the balance of outstanding convertible debt at June 30, 2017 is as follows:

Principal balance	$25,000
Accrued interest	18,075
Balance maturing for the period ending:
June 30, 2017	$43,075

The Company valued the derivative liabilities at June 30, 2017 at $24,251. The Company recognized a change in the fair value of derivative liabilities for the three months ended June 30, 2017 of $1,135, which were credited to operations. In determining the indicated values at June 30, 2017, since the debt is in default the company used the maximum value these embedded options represent, with a conversion price of $0.12 per share.

(B), (C), (D), (H), (I), (J), (K), (L), (M)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500. The six month notes were due on December 31, 2015. The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt which was issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2015, the balance was $947,311. The beneficial conversion feature in the amount of $947,311 was expensed as interest over the term of the note (one year). All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $2,640,030 at December 31, 2015 and $4,718,754 at December 31, 2016, respectively.

On January 1, 2017 the Company renegotiated the nine (9) remaining convertible notes payable (one note was converted during the quarter ended March 31, 2016 and two notes were converted during the quarter ended December 31, 2016). The total face value of the remaining notes issued was $588,085 . The due date on the notes was extended to January 1, 2019 and the interest rate was reduced to 8%. The new notes are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt became convertible was $0.2675. As of June 30, 2017, the principal balance was $469,256. As of June 30, 2017, four (4) of the nine notes were converted into common stock. The face value of the converted notes was $190,575. All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 140% of 221%, trading prices ranging from $.15 per share to $0.22 per share. The total derivative liabilities associated with these five remaining notes are $2,063,743 at June 30, 2017.

(N)

On January 8, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8%. The principal balance as of June 30, 2017 is $55,983. The derivative liability associated with this note as of June 30, 2017 was $246,246.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8%. The principal balance as of June 30, 2017 is $109,167. The derivative liability associated with this note as of June 30, 2017 was $480,076.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8%. The principal balance as of June 30, 2017 is $52,767. The derivative liability associated with this note as of June 30, 2017 was $232,049.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8%. The principal balance as of June 30, 2017 is $52,050. The derivative liability associated with this note as of June 30, 2017 was $229,018.

(R)

On November 3, 2016 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8%. The principal balance as of June 30, 2017 is $203,867. The derivative liability associated with this note as of June 30, 2017 was $896,534.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8%. The principal balance as of June 30, 2017 is $50,400. The derivative liability associated with this note as of June 30, 2017 was $221,641.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $793,064.

(U)

On March 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $.09. The Note and Interest was converted to common shares on September 13, 2016

(V)

On September 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.045 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49. The derivative liability associated with this note as of June 30, 2017 was $34,367.

(W)

On October 16, 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $63,941.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $253,735.

(Y)

On December 7, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $210,409.

(Z)

On October 1, 2015, the Company renegotiated a convertible notes payable. The original note was issued March 13, 2015 and due September 30, 2015, with conversion rate of $0.06 per share. The new note has an extended the due date to January 1, 2017 and are convertible into the Company’s common stock at a conversion rate of $0.045 per share. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. This note was converted on September 23, 2016. The remaining balance is zero.

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

A final payment of $42,700 principal, plus any accrued Interest at 10% is due no later than April 1, 2017. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through December 31, 2016

The note is convertible after March 31, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. This note was paid in full as a result of a settlement agreement on March 31, 2017 The remaining balance is zero.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note and interest is convertible after September 23, 2015 into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $202,764.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note and interest is convertible after September 23, 2015 nto the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $45,519.

(DD)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note and interest is convertible after September 23, 2015 into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $202,764.

(EE) and (FF)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2017. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $367,859 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2014 was $183,929. As of December 31, 2014, the balance of the debt was $500,000. The net balance reflected on the balance sheet is 303,213. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.. As of June 30, 2017, the balance of the debt was $500,000. The derivative liability associated with this note as of June 30, 2017 was $2,727,041.

The net balance reflected on the balance sheet is $399,090. The remaining $250,000 is not convertible. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. This note was modified and restated as of June 20, 2015, see Footnote 9.

(KK)

On January 4, 2017 the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share. The derivative liability associated with this note as of June 30, 2017 was $475,337.

(LL)

On January 20, 2017 the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $978,737.

(MM)

On January 31, 2017 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $162,776.

(NN)

On February 7, 2017 the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $523,004.

(OO)

On February 21, 2017 the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $508,544.

(PP)

On May 11, 2017 the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2017 was $1,286,860.

(GG), (HH), (II), (JJ)(KK)

Note 4 Non-Convertible Debt

A-Non- Related Party

	June 30, 2017	December 31, 2016
Note GG	17,513	68,555
Note HH	16,428	68,555
Note II	62,780	65,262
Note JJ	62,780	65,262
Note KK	19,831	31,661
Total Non-Convertible Debt	179,332	299,295

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

B-Related Party

Loan payable - Stockholder, 0%, Due December 31, 2017 (1)	$250,000	$250,000

	$250,000	$250,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares, which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the quarter ended June 30, 2017 was $49,727. As of June 30, 2017, the balance of the debt was $500,000. The net balance reflected on the balance sheet is $399,090. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

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

In February of 2017, the Company issued 6,352,500 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. As a conversion of four (4) Notes Payable with a total value of $190,575 the Notes Payable were due January 1, 2019.

In June of 2017, the Company issued 987,632 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. The restricted common shares were issued as payment of interest of $29,638.

NOTE 6- DERIVATIVE LIABILITIES

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

Additionally, due to a recognition of tainting (due to shares not being held in reserve in 2014), all convertible notes are considered to have a derivative liability. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.12 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2016	$19,346,348
Initial Derivative Value	15,845,993
Change in Derivative Values	(20,854,326)
Conversion or amendment	(1,066,781)
Balance as of June 30, 2017	$13,271,234

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as June 30, 2017:

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $1,267,988 and $-0- for the three months ended June 30, 2017 and 2016 respectively and $15,845,993 and $129,340 for the six months ended June 30, 2017 and 2016.

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $ 8,158,643 and $282,563 for the three months ended June 30, 2017 and 2016, respectively and $20,854,326 and $1,713,670 for the six months ended June 30, 2017 and 2016

NOTE 7- DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $2,993,385 as of June 30, 2017 and $863,860 as of December 31, 2016.

The Company recorded $578,238 and $342,860 for the three months and $1,504,722 and $7614,133 for the six months ended June 30 2017 and June 30, 2016, respectively for amortization of debt discount expense.

	Third Party	Related Party	Totals
Balance December 31, 2015	$1,282,108	$400,000	$1,682,108
Add: New Debt Discount	1,021,829	0	1,021,829
Less Repayments/Conversions/Amortization	(1,440,076)	(198,908)	(1,638,984)
Balance December 31, 2016	863,860	201,092	1,064,952
Add: New Debt Discount	3,534,065	—	3,534,065
Less Repayments/Conversions/Amortization	(1,404,540)	(100,182)	(1,504,722)
Balance June 30, 2017	$2,993,385	$100,910	$3,094,295

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

On January 1, 2017, the Company renegotiated nine (9) convertible notes payable. The  Total face value of the notes issued was $876,468 the notes are due on January 1, 2019. The face value plus accrued interest due of $62,533 resulting in new face amount due of $876,468. The new notes are convertible after January 1, 2017 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.225. The Company recorded a loss from debt extinguishment of $67,442.

NOTE 10 – WARRANTS

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

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2016	11,065,540	0.0316297	1.79
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance as of June 30, 2017	11,065,540	0.0316297	.90

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12– SUBSEQUENT EVENTS

The previously reported $5.8 million Financing Agreement entered into on May 11, 2017 with an institutional investor (the “Investor”) has been amended as of July 31, 2017 (as amended, the $6.3 million Financing Agreement) pursuant to which the Investor has purchased and has agreed to purchase up to $6.3 million inconvertible notes (the “$6.3 million Notes”).

The $6.3 million Notes are substantially similar in form and substance to the $2.1 million Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Investor in December 2016 and completed in March of 2017 (as well as the approximately $1.2 million in financing previously received from the Investor in 2014 and 2015), except that the $6.3 million Notes are due and payable on January 1, 2020.

Pursuant to the terms of the $6.3 million Financing Agreement, an additional $150,000 was delivered to the Company on July 20, 2017, bringing the total amount received by the Company to $650,000 since its execution on May 11, 2017. The purpose for the increase in the $6.3 million Financing Agreement was to allocate an additional $500,000 to be used for the targeted acquisition of property in Oregon for the development of a Commercial and Medical Cannabis Grow Complex and related enterprises, and $500,000 has been escrowed against the purchase of an identified property which the Company expects to close on the property during the thrid Quarter of 2017

For more information on the $6.3 million Financing Agreement, please refer to the narrative in Item 2 (above),  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, the terms “Kaya Holdings,” “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

Information contained in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act”). These forward-looking statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

Our OLCC License for the Central Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #4) has been filed and is pending completion, inspection and final licensing. We expect to complete construction and licensing during the third or fourth quarter of 2017 days and commence recreational and medical sales at this location as soon as possible thereafter.

Additional Kaya Shack™ Marijuana Superstores

During 2016, the Company focused a significant portion of its efforts on developing two additional Kaya Shack ™ Marijuana Superstores, including identifying and leasing suitable locations, completing necessary build out and applying for the requisite OLCC recreational marijuana retailer licenses. In addition to the four Kaya Shack™ retail marijuana stores described above, the Company plans to identify and lease locations for, license and seek to open up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next 18 to 24 months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

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

$2.1 Million Financing

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “Investor”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the “$2.1M Financing Agreement”) entered into between the Company and the Investor in December 2016. Pursuant to the $2.1M Financing Agreement, the Investor purchased $2.1 million in principal amount of convertible notes (the “$2.1M Notes”) from the Company as follows:

●	$400,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.04;

●	$700,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.07; and

●	$1,000,000 in principal amount of $2.1M Notes which are convertible into shares of the Company’s common stock at a conversion price of $0.10.

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

$6.3 Million Financing

On May 11, 2017, we entered into a financing agreement with the Investor, which was amended effective July 31, 2017 (as amended, the “$6.3M Financing Agreement”), pursuant to which the Investor has purchased and has agreed to purchase up to $6.3 million in convertible notes (the “$6.3M Notes”) from the Company as follows:

●	The Investor purchased $500,000 in principal amount of $6.3M Notes from the Company contemporaneously with the execution of the $6.3M Financing Agreement, which $6.3M Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”).

●	The Investor purchased $150,000 in principal amount of $6.3M Notes from the Company prior to July 31, 2017 and has agreed to purchase an additional $350,000 in $6.3M Notes from the Company prior to October 31, 2017, which Notes are (a) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (b) secured by a mortgage lien on any real property acquired by the Company on or before October 31, 2017 until such time as the Company repays at least $1.5 million in indebtedness owed to the Investor or such amount of indebtedness in converted into shares of the Company’s common stock in accordance with its terms (the “Secured Notes”).

●

Provided Investor has fulfilled its obligation to purchase all $500,000 in principal amount of Secured Notes, the Investor will have the right to purchase an additional tranche of $0.05 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through February 28, 2018.

●	Provided the Investor has fulfilled its obligation to purchase the additional tranche of $1,000,000 in principal amount of $0.05 Notes from the Company on or before July 31, 2018, the Investor will have the right to purchase up to an additional $1,600,000 in principal amount of $6.3M Notes from the Company at any time and from time to time through December 31, 2018, which $6.3M Notes will be convertible into shares of common stock at a conversion price of $0.08 (the “$0.08 Notes”).

●	Provided the Investor has fulfilled its obligation to purchase all $1,600,000 in principal amount of $0.08 Notes from the Company on or before December 31, 2018, the Investor will have the right to purchase up to an additional $2,200,000 in principal amount of $6.3M Notes from the Company at any time and from time to time through May 31, 2019, which $6.3M Notes will be convertible into shares of common stock at a conversion price of $0.11.

The $6.3M Notes are substantially similar in form and substance to the $2.1M Notes, except that the $6.3M Notes are due and payable on January 1, 2020. The proceeds from the offer and sale of the $2.1M and $6.3M Notes are and will be used to fund the Company’s growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, expansion of our marijuana grow facility and manufacturing operation, introducing new Kaya Shack™ branded cannabis products and for general working capital purposes.

Corporate Information

Our corporate office is located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, Florida, 33301. Our website is www.kayaholdings.com Information contained on our website does not constitute part of this Quarterly Report on Form 10-Q.

Market Overview

Twenty-nine states and the District of Columbia have legalized marijuana in some capacity. Additionally, eight states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington State) and Washington, DC have approved the implementation of legal recreational marijuana use, with active legal cannabis economies flourishing in Colorado, Oregon and Washington. As Melia Robinson of Business Insider stated, “After a historic election cycle, which saw four states pass ballot initiatives legalizing nonmedical marijuana, one in five Americans now live in a state where it’s legal to smoke weed without a doctor’s letter.”

According to cannabis research firm Arcview, sales of legal marijuana in North America rose by 34% to $6.9 billion in 2016, and based on estimates from investment firm Cowen & Co., U.S. legal sales could reach $50 billion by 2026. For added context, ArcView estimates that North American black market sales totaled $46.4 billion last year.

Arcview projects sales will grow at a compound annual growth rate of 25% through 2021, when the North American market is expected to top $20.2 billion in sales. “The only consumer industry categories I’ve seen reach $5 billion in annual spending and then post anything like 25% compound annual growth in the next five years are cable television (19%) in the 1990s and the broadband internet (29%) in the 2000s,” Tom Adams, editor in chief of Arcview Market Research, said in a statement.

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

Kaya Shack™ Retail Outlets

I.	Kaya Shack™ , 1719 SE Hawthorne Blvd., Portland, Oregon

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

Our Portland outlet initially operated as an MMD. In connection with the transition of recreational marijuana retailer licenses from the OHA to the OLCC, we applied for an OLCC license for the facility in 2016. However, issuance of the OLCC license for the Portland, Oregon outlet was delayed because of the need to resolve various local issues with the City of Portland. Accordingly, from January 1, 2017 until May 2, 2017, when we received Kaya Shack ™ OLCC Marijuana Retailer License #3 for this location, sales at the Portland, Oregon location were limited to medical marijuana and as such our revenues from this location were impacted.

II.	Kaya Shack™ Marijuana Superstore, South Salem, Oregon

KayaShack
108
IT'S A
GOOD DAY
TO HAVE
A GOOD
DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE
THERE IS
GOOD IN
THE WORLD
KayaShack

Our second location (the first Kaya Shack ™ Marijuana Superstore) opened for business on October 17, 2015 in South Salem, Oregon in time to take advantage of early recreational sales. Our South Salem Kaya Shack ™ Marijuana superstore received Kaya Shack ™ OLCC Marijuana Retailer License prior to the January 1, 2017 deadline to do so and both recreational and medical marijuana sales have continued at this location seamlessly.

The store is located in first class strip mall space adjacent to “Little Caesars Pizza” and “Aaron Rents”, with a footprint roughly three times the size of our first Kaya Shack ™ in Portland. The location and floorplan was carefully chosen with an eye towards concept expansion to enhance revenues and broaden branding opportunities.

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

III.	Kaya Shack™ Marijuana Superstore, North Salem, Oregon

STARBUCKS COFFEE
DRIVE THRU
Spin City
LAUNDROMAT
short STOP
MARKET
Adam's Rib
SMOKE HOUSE
KayaShack
GRAND OPENING
KayaShack
Fine Affordable Cannabis
Bringing Good Vibes to Salem!
Be Kind

Our third Kaya Shack™ (located in North Salem, Oregon) received Kaya Shack ™ OLCC Marijuana Recreational Retailer License #3 on March 21, 2017.

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

IV.	Kaya Shack ™ Marijuana Superstore, Central Salem, Oregon

SPARKY'S
BREWING CO.
POPEYES
KayaShack
Spin City
LAUNDROMAT
ANYTIME
FITNESS
OPEN 24 HRS
TANNING
GREEN
BURRITO
Carl's Jr

Photo illustration

We are completing construction of and the OLCC licensing process for our fourth outlet, a third Kaya Shack™ Marijuana Superstore, which will be located in Central Salem, Oregon and which we anticipate will open during the third or fourth quarter of 2017. As with the other Salem, Oregon outlet, the store is located in first class space, adjacent to fast food restaurants stores and near popular national retail chain stores. It also has a footprint of approximately 2,600 square feet and utilizes the Kaya Shack™ Marijuana Superstore model reflected in our third outlet and substantially completes our geographic penetration of the Salem, Oregon market.

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

PAGE # 1
Number of pages: 5
17-302

As discussed below, the Company intends to initiate its Kaya Car™ Home Delivery Service during the second half of 2017, contemporaneously with a grand opening celebration for all four then OLCC Licensed Kaya Shack™ retail marijuana stores and to commence the to move to the next stage of branding and retail development.

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

On April 11, 2017, the Company took delivery of its first four Fiat 500 cars, and we are in the process of ordering four additional Fiat 500 cars to begin building their Kaya Car™ Home Delivery Service fleet. The cars are presently being customized with distinctive Kaya Shack™ vehicle wrapping featuring the Company’s branding logos and colors, and the Company is developing the Kaya Shack™ Delivery App for use by its customers to order “Fast, Free Delivery” of the complete line of both medical and recreational grade Kaya Shack™ cannabis products.

The Company intends to initiate its Kaya Car™ Home Delivery Service during the third or fourth quarter of 2017, contemporaneously with a grand opening celebration for all four then OLCC Licensed Kaya Shack™ retail marijuana stores and to commence the to move to the next stage of branding and retail development.

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

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016, the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies ™. The brand, marketed under the tagline “Buds with Benefits,” features over 25 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. The Kaya Buddies™ cannabis cigarettes, made from 100% cannabis bud only, was launched in mid-March 2017 in the Kaya Shack™ stores in Oregon and are targeted to service the exploding legal recreational marijuana market.

KayaBuddies
Snow Leopard
KayaBuddies
Critical Cure
KayaBuddies
Gold Bud

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

Employees

As of the date of this Quarterly Report, our Oregon operations have a total of seventeen (17) part-time store employees including budtenders, trimmers, growers, and 4 fulltime employees a Store Manager, a Sales and Marketing Coordinator, the Director of Dispensary and Grow Operations and a Master Grower. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenues

We had revenues of $199,790 for the three months ended June 30, 2017, as compared to revenues of $246,001 for the three months ended June 30, 2016. The decrease in revenues in the 2017 period from the comparable period in 2016 resulted from the delay in receiving OLCC licensing for our Portland retail outlet until May 2, 2017, which rendered such location unable to process legal recreational sales during the first month of the 2017 quarter.

Operating Expenses

General and administrative increased to $199,208 for the three months ended June 30, 2017, from $108.101 for the three months ended June 30, 2016. Salaries and wages increased to $88,460 for the three months ended June 30, 2017, from $78,780 for the three months ended June 30, 2016. The increases in these expense categories reflects our increased level of operations, including operation of a third retail outlet and second Kaya Shack™ Marijuana Superstore in the 2017 quarter. Professional fees for the three months ended June 30, 2017, decreased to $183,132 from $210,096 for the three months ended June 30, 2016, reflecting the completion of licensing work with respect to the Company’s third and fourth retail outlets. Total operating expenses increased to $470,800 for the three months ended June 30, 2017 from $396,977 for the three months ended June 30, 2016, similarly reflecting the increased level of the Company’s operations.

Interest expense

Interest expense remained relatively stable at $73,675 for the three months ended June 30, 2017, as compared to $76,766 for the six months ended June 30, 2016.

Net Income (Loss)

After giving effect to an operating loss of $351,271, offset by other income of $6,240,355, we had net income of $5,880,084 for the six three ended June 30, 2017, as compared to a net loss of $417,715 for the three months ended June 30, 2016. A significant portion of net income during the 2017 quarter is attributable to other income arising from derivative liabilities related to the conversion of debt during the 2017 period and the stabilization of our stock prices that reduces the volatility factors used in the derivative calculations

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenues

We had revenues of $344,651 for the six months ended June 30, 2017, as compared to revenues of $490,658 for the six months ended June 30, 2016. The decrease in revenues in the 2017 period from the comparable period in 2016 resulted from the delay in receiving OLCC licensing for our Portland retail outlet until May 2, 2017, which rendered such location unable to process legal recreational sales during a large part of the 2017 period. As a result, revenues from legal recreational sales were largely generated from retail sales at one outlet during most of the 2017 period, as compared to two outlets in the comparable period in 2016. The Company’s Portland retail outlet has now received full OLCC licensing, in addition to our fully-OLCC licensed third location, which has enabled all three of our retail outlets to process retail sales during the second quarter of 2017.

Operating Expenses

General and administrative increased to $543,623 for the six months ended June 30, 2017 from $229,052 for the six months ended June 30, 2016. Salaries and wages increased to $179,491 for the six months ended June 30, 2017, from $151,333 for the six months ended June 30, 2016. The increases in these expense categories reflects our increased level of operations, including construction and licensing of two additional Kaya Shack™ Marijuana Superstores, the first of which opened in March 2017 and the second of which is expected to open during the third or fourth quarter of 2017. Professional fees for the six months ended June 30, 2017, decreased to $357,401 from $389,785 for the six months ended June 30, 2016, reflecting the completion of licensing work with respect to the Company’s third and fourth retail outlets. Total operating expenses increased to $1,080,514 for the six months ended June 30, 2017 from $770,170 for the six months ended June 30, 2016, reflecting the increased level of the Company’s operations.

Interest expense

Interest expense remained relatively stable at $144,743 for the six months ended June 30, 2017, as compared to $149,985 for the six months ended June 30, 2016.

Net Income

After giving effect to an operating loss of $885,741, offset by other income of $3,686,746, we had net income of $2,801,006 for the six months ended June 30, 2017. In comparison, after giving effect to an operating loss of $573,798, offset by other income of $685,940, we had net income of $112,142 for the six months ended June 30, 2016. A significant portion of net income during both periods is attributable to other income resulting from other income resulting from derivative liabilities related to the conversion of debt during the periods and the stabilization of our stock prices that reduces the volatility factors used in the derivative calculations

Liquidity and Capital Resources

The discussion that follows is derived from our interim unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 and the interim unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 (“2017”) and 2016 (“2016”).

Overview

During 2017 our cash position decreased by $748,722 to $1,055,606 and our working capital increased by $4,948,752 to $4,468,926. As of June 30, 2017, our working capital consisted of: cash of $1,055,606; inventories of $151,900; and prepaid expenses of $44,547. Our current liabilities include accounts payable of $214,871 and $13,586, accrued expenses of $151,279, notes payable of $4,877,991.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2017 and 2016:

	2017	2016
Net cash used in operating activities	$(1,324,801)	$(364,730)
Net cash used in investing activities	(140,149)	(28,224)
Net cash provided by financing activities	2,213,671	363,532
Net (decrease) increase in cash	$748,722	$(29,422)

Cash Used in Operating Activities

During 2017 we used cash of $1,324,801(2016 - $364,730) in operating activities. This was made up of the net income of $2,801,006 less adjustments for non-cash items such as: Depreciation of $34,578 (2016 - $39,976), Imputed interest $-0- (2016 - $30,000), change in derivative liabilities $(20,854,326) (2016 $1,713,670), Derivative Expense $15,845,993 (2016 -$129,340) Loss on extinguishment of Debt $67,442 (2016-$126,000), amortization of debt discount of $1,109,402 (2016 - $622,405), shares for interest of $29,638 (2016 - $9,000). After non-cash items, the net loss was $694,357 (2016 - $617,009). Our net cash used in operating activities as a result of changes in operating assets and liabilities was $206,035 (2016 - $229,178) a decrease in inventories of $82,897 (2015 – increase of $59,710), an increase in prepaid expenses of $40,047 (2016 – increase of $12,500) a decrease of accrued interest of $105,939 (2016- $71,088) and a decrease in accounts payable and accrued expenses of $204,024 (2016 – increase of $141,356).

Cash Used in Investing Activities

During 2017 we used cash of $140,149 in investing activities. This amount was spent on the buildout of location #3 in Salem, Oregon.

During 2016 we used cash of $28,224 in investing activities. A total of $28,224 was spent on furniture and equipment.

Cash Provided by Financing Activities

During 2017 $2,350,000 of convertible debt was issued to provide working capital. The company used $23,500 to repay convertible debt and $112,829 to repay equipment note payable and other notes payable.

During 2016 the Company raised a total of $400,000 through the private sale of debt and equity securities.

Additional Capital

As of June 30, 2017, we had cash of $1,055,606 and a working capital deficiency of $4,468,826. On May 11, 2017 the company entered into a $5.8 million Financing Agreement with an institutional investor (the “Investor”) has been amended as of July 31, 2017 (as amended, the $6.3 million Financing Agreement) pursuant to which the Investor has purchased and has agreed to purchase up to $6.3 million inconvertible notes (the “$6.3 million Notes”).

The $6.3 million Notes are substantially similar in form and substance to the $2.1 million Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Investor in December 2016 and completed in March of 2017 (as well as the approximately $1.2 million in financing previously received from the Investor in 2014 and 2015), except that the $6.3 million Notes are due and payable on January 1, 2020.

Pursuant to the terms of the $6.3 million Financing Agreement, an additional $150,000 was delivered to the Company on July 20, 2017, bringing the total amount received by the Company to $650,000 since its execution on May 11, 2017. The purpose for the increase in the $6.3 million Financing Agreement was to allocate an additional $500,000 to be used for the targeted acquisition of property in Oregon for the development of a Commercial and Medical Cannabis Grow Complex and related enterprises, and $500,000 has been escrowed against the purchase of an identified property which the Company expects to close on the property during the third quarter of 2017

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As of August 19, 2017 we believe our cash on hand, available working capital, credit facility and equity financing alternatives will be made available to us to support our working capital needs through to June 30, 2018 which we believe, is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through June 30, 2018. These alternatives may require significant cash payments for interest and other costs which could be highly dilutive to our existing shareholders. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of June 30, 2017. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2017 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2017, we entered into a financing agreement with the Investor, which was amended effective July 31, 2017 (as amended, the “$6.3M Financing Agreement”), pursuant to which the Investor has purchased and has agreed to purchase up to $6.3 million in convertible notes (the “$6.3M Notes”) from the Company as follows:

•	The Investor purchased $500,000 in principal amount of $6.3M Notes from the Company contemporaneously with the execution of the $6.3M Financing Agreement, which $6.3M Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”).

•	The Investor purchased $150,000 in principal amount of $6.3M Notes from the Company prior to July 31, 2017 and has agreed to purchase an additional $350,000 in $6.3M Notes from the Company prior to October 31, 2017, which Notes are (a) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (b) secured by a mortgage lien on any real property acquired by the Company on or before October 31, 2017 until such time as the Company repays at least $1.5 million in indebtedness owed to the Investor or such amount of indebtedness in converted into shares of the Company’s common stock in accordance with its terms (the “Secured Notes”).

•	Provided the Investor has fulfilled its obligation to purchase all $500,000 in principal amount of $0.05 Notes on or before February 28, 2018, as per the preceding paragraph, the Investor will have the right to purchase an additional tranche of $0.05 Notes up to an aggregate of $1,000,000 in principal amount, at any time and from time to time through July 31, 2018.

•	Provided Investor has fulfilled its obligation to purchase all $500,000 in principal amount of Secured Notes, the Investor will have the right to purchase an additional tranche of $0.05 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through February 28, 2018.

•	Provided the Investor has fulfilled its obligation to purchase the additional tranche of $1,000,000 in principal amount of $0.05 Notes from the Company on or before July 31, 2018, the Investor will have the right to purchase up to an additional $1,600,000 in principal amount of $6.3M Notes from the Company at any time and from time to time through December 31, 2018, which $6.3M Notes will be convertible into shares of common stock at a conversion price of $0.08 (the “$0.08 Notes”).

•	Provided the Investor has fulfilled its obligation to purchase all $1,600,000 in principal amount of $0.08 Notes from the Company on or before December 31, 2018, the Investor will have the right to purchase up to an additional $2,200,000 in principal amount of $6.3M Notes from the Company at any time and from time to time through May 31, 2019, which Notes will be convertible into shares of common stock at a conversion price of $0.11.

The $6.3M Notes are due and payable on January 1, 2020. The proceeds from the offer and sale of the $6.3M Notes are and will be used to fund the Company’s growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, expansion of our marijuana grow facility and manufacturing operation, introducing new Kaya Shack™ branded cannabis products and for general working capital purposes.

These securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1 31.1	July 31, 2017 Amendment to May 11, 2017 Financing Agreement Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August __, 2017

KAYA HOLDINGS, INC.

By:	/s/ Craig Frank
Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)