Form 10-Q
period 2017-09-30
Kaya Holdings, Inc.
filed 2017-11-20
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period September 30, 2017

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

__________to __________

Commission File No.: 333-177532

KAYA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 S. Andrews Avenue

Suite 302

Ft. Lauderdale, Florida 33316

(Address of principal executive offices)

(954)-892-6911

(Issuer's telephone number)

305 S. Andrews Avenue, Suite 209, Ft. Lauderdale, Florida 33301

 Former Name or Former Address (If Changed Since Last Report)

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

  Emerging growth company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

As of November 17, 2017, the Issuer had 138,793,087 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS
	(Unaudited)	(Audited)
	September 30, 2017	December 31, 2016
CURRENT ASSETS:
Cash and equivalents	$285,603	306,884
Inventory-Net of Allowance	150,936	83,997
Prepaid Expenses	20,274	4,500
Total Current Assets	456,813	395,381

OTHER ASSETS:
Property and equipment, net	893,385	192,964
Land	506,076	—
Deposits	81,597	122,024
Total Other Assets	1,481,058	314,988

Total Assets	1,937,871	710,369

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	543,537	506,601
Accounts payable and accrued expense-related parties	13,586	18,586
Accrued interest	234,023	142,853
Notes Payable	89,131
Notes Payable-Related Party	250,000	—
Convertible Note Payable-related party-Net of Discount (50,455)	449,545	—
Convertible Notes Payable-net of discount (21,545)	278,455	721,665
Derivative liabilities	3,923,015	8,423,354
Total Current Liabilities	5,781,291	9,813,059

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	—	298,908
Derivative liabilities	8,439,135	10,922,994
Convertible Note Payable-Net of Discount (2,415,596)	4,784,769	147,833
Notes Payable	—	267,635
Notes Payable-Related Party	—	250,000
Total Long Term Liabilities	13,223,904	11,887,370

Total Liabilities	19,005,195	21,700,429

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at September 30, 2017	50	50
and December 31, 2016
Common stock , par value $.001; 500,000,000 shares authorized;
131,058,988 shares issued as of September 30, 2017 and
117,076,795 shares issued as of December 31, 2016	131,058	117,076
Additional paid in capital	14,019,989	9,035,740
Subscriptions payable	—	272,400
Accumulated Deficit	(30,429,005)	(29,790,416)
Non-controlling Interest	(789,417)	(624,910)
Net Stockholders' Equity/(Deficit)	(17,067,325)	(20,990,060)
Total Liabilities and Stockholders' Equity/(Deficit)	$1,937,871	$710,369

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the Nine	For the Nine
	months ended	months ended	Months Ended	Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Sales	$320,950	$263,435	$667,601	$754,093

Cost of Sales	122,788	126,320	272,665	421,002

Gross Profit	198,162	137,115	394,936	333,091

Operating Expenses:
Professional Fees	166,150	815,508	523,551	1,205,293
Salaries and Wages	131,762	65,358	311,253	216,691
General and Administrative	367,975	109,417	911,598	338,073
Total Operating Expenses	665,887	990,283	1,746,402	1,760,057

Operating Loss	(467,724)	(853,168)	(1,351,465)	(1,426,966)

Other Income(expense):
Interest Expense	(115,552)	(45,982)	(260,295)	(195,968)
Legal Settlement	(247,500)	—	(247,500)	—
Amortization of Debt discount	(569,497)	(405,530)	(1,678,899)	(978,208)
Derivative Liabilities Expense	(375,950)	—	(16,221,943)	(129,340)
Gain(Loss) on Extinguishment of Debt	—	—	(67,442)	(126,000)
Change in Derivative Liabilities Expense	1,260,200	181,986	22,114,526	1,895,657
Total Other Income(Expense)	(48,299)	(269,526)	3,638,447	466,141

Net income (loss) before Income Taxes	(516,023)	(1,122,694)	2,286,982	(960,825)

Provision for Income Taxes	—	—

Net income (loss)	(516,023)	(1,122,694)	2,286,982	(960,825)

Net (Loss) attributed to non-controlling interest	62,878	(3,975)	(164,507)	(61,259)

Net income (loss) attributed to Kaya Holdings, Inc.	(578,900)	(1,118,719)	2,451,489	(899,566)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$0.02	$(0.01)

Weighted average number of common shares outstanding	130,749,488	102,076,923	127,585,695	84,497,017

* The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cash flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES:
Net Income/(Loss)	$2,286,982	(899,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(164,507)	(61,259)
Depreciation	54,403	59,964
Imputed Interest	30,000	90,000
Loss (Gain) on Extinguishment of Debt	67,442	126,000
Derivative Expense	16,221,943	129,340
Change in derivative liabilities	(22,114,526)	(1,895,656)
Amortization of debt discount	1,678,899	978,208
Stock issued for services	—	659,650
Stock issued as contribution	—	—
Stock issued for interest	29,638	9,000
Changes in operating assets and liabilities:
Prepaid Expense	(15,774)	(14,000)
Inventory	(66,939)	40,915
Rent Deposit	—	—
Security Deposit	—	—
Other assets	58,046	(45,943)
Accrued Interest	188,683	104,005
Accounts payable and accrued expenses	40,582	142,382

Net cash used in operating activities	(1,705,128)	(576,960)

INVESTING ACTIVITIES:
Purchase of property and equipment	(679,824)	(28,224)
Net cash used in investing activities	(679,824)	(28,224)

FINANCING ACTIVITIES:
Proceeds from Convertible debt	2,500,000	325,000
Payment on Convertible debt	(23,500)	—
Proceeds from Notes Payable	—	150,000
Payments on Note Payable	(112,829)	(52,578)
Proceeds from sales of common stock	—	100,000
Net cash provided by (used in) financing activities	2,363,671	522,422

NET INCREASE IN CASH	(21,282)	(82,762)

CASH BEGINNING BALANCE	306,884	123,907

CASH ENDING BALANCE	$285,803	41,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Value of common shares issued as payment of debt	95,680	104,727
Value of common shares issued as payment of debt	190,575	—
Value of common shares issued as payment of debt and interest	238,739	—
Value of common shares issues as payment of interest	29,638	9,000

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc., a Delaware corporation (the “Company” or “KAYS”), is a holding company. The Company was incorporated in 1993 and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc, (a Florida corporation) in January 2010 in a stock-for-member interest transaction and issued 6,567,247 shares of common stock and 100,000 shares of Series C convertible preferred stock to existing shareholders. A Certificate of Amendment to the Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. A Certificate of Amendment to the Certificate of Incorporation was filed in March 2015 changing the Company’s name from Alternative Fuels Americas, Inc. to Kaya Holdings, Inc.

The Company has three subsidiaries, Alternative Fuels Americas, Inc, a Florida corporation, which is wholly-owned, Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and 34225 Kowitz Road, LLC, an Oregon limited liability company which holds the Company’s recently acquired 26 acre property in Lebanon, Oregon on which it plans to develop a legal cannabis cultivation and manufacturing facility. MJAI develops and operates the Company’s Kaya Shack™ legal cannabis retail operations in Oregon through controlling ownership interests in four Oregon limited liabilities companies: MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC and MJAI Oregon 4 LLC.

Nature of the Business

In January 2014, KAYS incorporated MJAI, a wholly-owned subsidiary, to focus on opportunities in the legal recreational and medical marijuana in the United States. MJAI has concentrated its efforts in Oregon, where through controlled Oregon limited liability companies, it initially secured licenses to operate a medical marijuana dispensary (an “MMD”) and following legalization of recreational cannabis use in Oregon, has secured licenses to operate three retail outlets (with the license application for a fourth outlet pending) and purchased 26 acres for development as a legal cannabis cultivation and manufacturing facility. The Company has developed the Kaya Shack™ brand for its retail operations.

On July 3, 2014, the Company opened its first Kaya Shack™ MMD in Portland, Oregon.  In April 2015, KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. In October 2015, concurrent with Oregon commencing legal sales of recreational marijuana through MMDs, KAYS opened its second retail outlet in Salem, Oregon, the Kaya Shack™ Marijuana Superstore. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon.

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

During the third quarter of 2017, we purchased 26 acres in Lebanon, Oregon, for development as a legal cannabis cultivation and manufacturing facility.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $2,436,271 for the nine months ended September 30, 2017 and a net loss of $899,566 for the nine months ended September 30, 2016. At September 30, 2017, the Company has a working capital deficiency of $5,147,348 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of September 30, 2017 is $150,936 and $83,997 as of December 31, 2016. No allowance was necessary as of September 30, 2017 and December 31, 2016.

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

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.09% at September 30, 2017 and weighted average volatility of 130%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields.

NOTE 4 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.08 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.12 per share. The total derivative liabilities associated with these notes are $12,362,150 at September 30, 2017 and $19,346,348 as of December 31, 2016.

See Summary Table – Page 17

Convertible Debt Summary
Footnote Number	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		Current	LT			09.30.17	12.31.16

A	Convertible	X		10.0%	1-Jan-17	$25,000	$25,000
B	Convertible		X	8.0%	1-Jan-19	65,700	58,556
C	Convertible		X	8.0%	1-Jan-19	32,850	29,278
D	Convertible		X	8.0%	1-Jan-19	209,047	186,316
F	Convertible	X		8.0%	Converted	-	117,113
G	Convertible	X		8.0%	Converted	-	117,113
H	Convertible		X	8.0%	Converted	-	55,895
I	Convertible		X	8.0%	Converted	-	67,074
J	Convertible		X	8.0%	Converted	-	23,442
K	Convertible		X	8.0%	Converted	-	23,442
L	Convertible		X	8.0%	1-Jan-19	30,424	27,116
M	Convertible		X	8.0%	1-Jan-19	131,236	116,966
N	Convertible		X	8.0%	1-Jan-19	55,983
O	Convertible		X	8.0%	1-Jan-19	109,167	100,000
P	Convertible		X	8.0%	1-Jan-19	52,767
Q	Convertible		X	8.0%	1-Jan-19	52,050
R	Convertible		X	8.0%	1-Jan-19	203,867
S	Convertible		X	8.0%	1-Jan-19	50,400
T	Convertible		X	8.0%	1-Jan-19	250,000
V	Convertible	X		8.0%	1-Jan-18	25,000
W	Convertible	X		8.0%	1-Jan-18	15,000
X	Convertible	X		8.0%	1-Jan-18	60,000
Y	Convertible	X		8.0%	1-Jan-18	50,000
Z	Convertible	X		8.0%	Converted	-	25,000
AA	Convertible	X		6.0%	Converted	-	18,500
BB	Convertible	X		10.0%	1-Jan-19	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-19	100,000	100,000
DD	Convertible	X		10.0%	30-Nov-19	50,000	50,000
EE	Convertible	X		0.0%	31-Dec-17	500,000	500,000
KK	Convertible		X	8.0%	1-Jan-19	150,000	-
LL	Convertible		X	8.0%	1-Jan-19	600,000	-
MM	Convertible		X	8.0%	1-Jan-19	100,000	-
NN	Convertible		X	8.0%	1-Jan-19	500,000	-
OO	Convertible		X	8.0%	1-Jan-19	500,000	-
PP	Convertible		X	8.0%	1-Jan-20	500,000	-
QQ	Convertible		X	8.0%	1-Jan-20	150,000	-
Current Convertible Debt						875,000	1,690,811
Long-Term Convertible Debt						3,743,490	-
Total Convertible Debt						$4,618,490	$1,690,811

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock: therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.08% to .87%, volatility ranging from 130% of 157%, trading prices ranging from $.08 per share to $0.49 per share and a conversion price ranging from $0.05 per share to $0.12 per share. The balance of the convertible note at September 30, 2017 including accrued interest and net of the discount amounted to $43,075.

The Company valued the derivative liabilities at September 30, 2017 at $23,610. The Company recognized a change in the fair value of derivative liabilities for the three months ended September 30, 2017 of $(640), which were credited to operations. In determining the indicated values at September 30, 2017, since the debt is in default the company used the maximum value these embedded options represent, with a trading price of $.14, and conversion prices of $0.11 per share.

(B), (C), (D), (H), (I), (J), (K), (L), (M)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500. The six-month notes were due on December 31, 2015. The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts were amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes (one note was converted during the quarter ended March 31, 2016 and two notes were converted during the quarter ended December 31, 2016).was $2,640,030 at December 31, 2015 and $4,718,754 at December 31, 2016, respectively.

On January 1, 2017 the Company renegotiated the nine (9) remaining convertible notes payable The total face value of the remaining notes issued was $588,085. The notes are due on January 1, 2019. The new notes were convertible after January 1, 2017 into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt became convertible was $0.2675. As of September 30, 2017, the principal balance was $469,256. All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 221%, trading prices ranging from $.14 per share to $0.22 per share and a conversion price ranging from $0.03 per share per share. The total derivative liabilities associated with these five  remaining notes are $1,927,297 at September 30, 2017.

(N)

On January 8, 2016, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note was Due in January of 2017 . On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8% and the accrued interest in the amount of $5,983 was added to the principal of the new note. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The principal balance as of September 30, 2017 is $55,983. The derivative liability associated with this note as of September 30, 2017 was $229,967.

(O)

On March 31, 2016, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note was Due in January of 2017. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8% and the accrued interest in the amount of $9,167 was added to the principal of the new note. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share.The principal balance as of September 30, 2017 is $109,167. The derivative liability associated with this note as of September 30, 2017 was $448,334.

(P)

On July 13, 2016, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note was Due in January of 2017. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8% and the accrued interest in the amount of $2,767 was added to the principal of the new note. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The principal balance as of September 30, 2017 is $52,767. The derivative liability associated with this note as of September 30, 2017 was $216,706.

(Q)

On August 30, 2016, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note was Due in January of 2017. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8% and the accrued interest in the amount of $2,050 was added to the principal of the new note. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The principal balance as of September 30, 2017 is $52,050. The derivative liability associated with this note as of September 30, 2017 was $213,763.

(R)

On November 3, 2016, the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8% and the accrued interest in the amount of $3,867 was added to the principal of the new note. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The principal balance as of September 30, 2017 is $203,867. The derivative liability associated with this note as of September 30, 2017 was $837,255.

(S)

On December 1, 2016, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. On January 1, 2017, this note was amended to extend the due date to January 1, 2019 and the interest rate was reduced to 8% and the accrued interest in the amount of $400 was added to the principal of the new note. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The principal balance as of September 30, 2017 is $50,400. The derivative liability associated with this note as of September 30, 2017 was $206,986.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $731,553.

(U)

On March 13, 2016, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note was Due in January of 2017. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $.09. The Note and Interest was converted to common shares on September 13, 2016

(V)

On September 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.045 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49. The derivative liability associated with this note as of September 30, 2017 was $58,970.

(W)

On October 16, 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $60,417.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $239,768.

(Y)

On December 7, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The Note and Interest was converted to common shares in July of 2017

(Z)

On October 1, 2015, the Company renegotiated a convertible notes payable. The original note was issued March 13, 2015 and due September 30, 2015, with conversion rate of $0.06 per share. The new note had an extended the due date to January 1, 2017 and convertible into the Company’s common stock at a conversion rate of $0.045 per share. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The Note and Accrued interest was converted to common stock on September 23, 2016

(AA)

On July 27, 2015, the Company issued a note payable for $28,500. The Company agrees to pay to the Holder $28,500 plus accrued interest pursuant to the following schedule:

·	An initial payment of $5,000 is due no later than December 1, 2015. This amount represents the balance of the security deposit due for the lease of Commercial/Manufacturing Space occupied by MJAI Oregon 1, LLC, an indirect controlled subsidiary of the Company.

·	A final payment of $42,700 principal, plus any accrued Interest at 10% is due no later than April 1, 2017. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through December 31, 2016.

The note was convertible after March 31, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share. This note was paid in full as a result of a settlement agreement on March 31, 2017. The remaining balance is zero.

(BB)

On September 23, 2015, the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note and interest is convertible after September 23, 2015 into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.089. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $184,507. The note has been extended to January 1, 2019

(CC)

On September 23, 2015, the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note and interest is convertible after September 23, 2015 into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $368,997. The note has been extended to January 1, 2019

(DD)

On September 23, 2015, the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note and interest is convertible after September 23, 2015 into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $184,507. The note has been extended to November 30, 2017

(EE) and (FF)

At December 31, 2013, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2017. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. This note was modified and restated as of June 20, 2015, see Footnote 9. As of September 30, 2017, the balance of the convertible portion of the debt was $500,000. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share.The derivative liability associated with this convertible portion of the note as of September 30, 2017 was $2,539,521.

The net balance reflected on the balance sheet is for the convertible portion net of remaing debt discount is $399,090. The remaining $250,000 is not convertible. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(KK)

On January 4, 2017 the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share. The derivative liability associated with this note as of September 30, 2017 was $438,472.

(LL)

On January 20, 2017 the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $872,083.

(MM)

On January 31, 2017 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $145,011.

(NN)

On February 7, 2017 the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $451,464.

(OO)

On February 21, 2017 the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $450,129.

(PP)

On May 11, 2017 the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $1,183,165.
(QQ)

On July 17, 2017 the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2017 was $349,668.

(GG), (HH), (II), (JJ)(KK)

NOTE 5 - NON-CONVERTIBLE DEBT

A-Non- Related Party

	September 30, 2017	December 31, 2016
Note GG	-0-	68,555
Note HH	-0-	68,555
Note II	37,780	65,262
Note JJ	37,780	65,262
Note KK	13,571	31,661
Total Non-Convertible Debt	89,131	299,295

(GG) On September 8, 2015, the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. The note and interest has been paid in full

(HH) On September 9, 2015, the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. The note and interest has been paid in full

(II) On May 17, 2016, the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

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

(1)

At December 31, 2013, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of AFAI, which if converted are subject to resale restrictions through December 31, 2017. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. This note was modified and restated as of June 20, 2015, see Footnote 9. As of September 30, 2017, the balance of the convertible portion of the debt was $500,000. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share.The derivative liability associated with this convertible portion of the note as of September 30, 2017 was $2,539,521.

The net balance reflected on the balance sheet is for the convertible portion net of remaing debt discount is $399,090. The remaining $250,000 is not convertible. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

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

In February of 2017, the Company issued 6,352,500 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of four (4) Notes Payable with a total value of $190,575 the Notes Payable were due January 1, 2019.

In June of 2017, the Company issued 987,632 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. The restricted common shares were issued as payment of interest of $29,638.

In July of 2017, the Company issued 1,760,283 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of a Notes Payable with a total value of $50,000 the Note Payable was due January 1, 2019.

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2016	$19,346,348
Initial Derivative Value	16,221,943
Change in Derivative Values-reclassified to APIC	(22,114,526)
Conversion or amendment	(1,091,615)
$12,362,150

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as September 30, 2017:

The Company recorded a derivative expense of $375,950 and $-0  - for the three months ended September 30, 2017 and 2016, respectively and $16,221,943 and $129,340 for the nine months ended September 30, 2017 and 2016.

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $ 1,260,200 and $181,986 for the three months ended September 30, 2017 and 2016, respectively and $22,114,526 and $1,895,657 for the nine months ended September 30, 2017 and 2016

NOTE 8- DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $2,217,596 as of September 30, 2017 and $863,860 as of December 31, 2016.

The Company recorded $569,497 and $405,530 for the three months and $1,678,899 and $978,208 for the nine months ended September 30, 2017 and September 30, 2016, respectively for amortization of debt discount expense.

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

NOTE 11 – Warrants

On September 8, 2015, the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the Company 3,161,583 paid and non-assessable shares of common stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. The Note and interest has been paid in full as of September 30, 2017.

On September 9, 2015, the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the Company 3,161,583 paid and non-assessable shares of common stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. The Note and interest has been paid in full as of September 30, 2017.

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

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2016	11,065,540	0.0316297	1.79
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of September 30, 2017	11,065,540	0.0316297	.66

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On June 22, 2016, Daniel A. Goldin and Wally Goldin commenced an action in Oregon Circuit Court, Multnomah County, against the Company, MJAI, its direct majority-owned subsidiary, Craig Frank, our Chairman, President and Chief Executive Officer, William David Jones, a consultant to our Company and BMN Capital Group, LLC (the “Action”). The plaintiffs alleged breach of contract, state securities fraud and state racketeering claims against the defendants arising from alleged misrepresentations made in subscription agreements with the Company entered into in October 2015 and January 2016 by Daniel A. Goldin and Wally Goldin, respectively, pursuant to which they each purchased 2,222,222 “restricted” shares of our common stock for $100,000 in a private transaction. In addition, Daniel A. Goldin alleged that the Company breached a purported employment agreement with him pursuant to which he was purportedly to be compensated for working in our Oregon operations through a combination of cash and stock. The plaintiffs are sought in excess of $1.7 million in damages. The Company believed that not only was the Action without merit, but that it had various counterclaims against the plaintiffs, particularly Daniel L. Goldin. The Company defended against the Action and pursued its counterclaims both in the Action and in a separate lawsuit commenced against the plaintiffs in the U.S. District Court for the Southern District of Florida in which the Company alleged fraud by the plaintiffs and sought damages and the return of the common stock issued to the Company’s treasury In September 2017, the parties entered in a settlement agreement, pursuant to which Mr. Goldin waived any rights to a total of 1.2 million shares of common stock (200,000 shares of our common stock which were already issued in his name and an additional 1,000,000 shares which were to be issued) and $40,000 in cash compensation payable to him under the employment agreement. The Company paid the plaintiffs the sum of $247,500, in exchange for the return of the stock and the waiver of claims against any further stock or cash, all litigation was dismissed by the parties and the parties exchanged mutual releases.

NOTE 13– SUBSEQUENT EVENTS

On November 13, 2017 we paid into escrow $247,500 to settle the commitment discussed in Note 12

On November 3, 2017 three convertible notes with the face value of $217,643 were converted into 7,734,099 shares of common stock.

On May 11, 2017, we entered into a financing agreement with an institutional investor (the “Investor”) to provide the Company with up to $5.8 in convertible note funding through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was additionally amended as of November 15, 2017 to further increase the amount of funding available to the Company thereunder to $7.0 million and to extend the time period for such funding to November 30, 2019.

Funding under the May 2017 Financing Agreement, as amended, takes the form of the offer and sale of Convertible Notes (the “$7.0 Million Notes”). The $7.0 Million Notes are substantially similar in form and substance to the $2.1 million Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Investor in December 2016 and completed in March of 2017 (as well as the approximately $1.2 million in financing previously received from the Investor in 2014 and 2015), except that the $7.0 million Notes are due and payable on January 1, 2020.

The $7.0 million Notes are substantially similar in form and substance to the $2.1 million Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Investor in December 2016 and completed in March of 2017 (as well as the approximately $1.2 million in financing previously received from the Investor in 2014 and 2015), except that the $7.0 million Notes are due and payable on January 1, 2020.

Pursuant to the terms of the $7.0 million Financing Agreement, an additional $500,000 was delivered to the Company on November 3, 2017, bringing the total amount received by the Company to $1,150,000 since its execution on May 11, 2017. The purpose for the increase in the $7.0 million Financing Agreement was to allocate an additional $500,000 to be used for the targeted acquisition of property in Oregon for the development of a Commercial and Medical Cannabis Grow Complex and related enterprises, and $500,000 has been used against the purchase of an identified property which the Company closed on the property during the third Quarter of 2017.

For more information on the $7.0 million Financing Agreement, please refer to the narrative in Item 2 (above), Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Legal Medical and Recreational Marijuana Operation in Oregon

In January 2014 KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”). to focus on opportunities in the legal recreational and medical marijuana in the United States. MJAI has concentrated its efforts in Oregon, where through controlled Oregon limited liability companies, it initially secured licenses to operate a medical marijuana dispensary (an “MMD”) and following legalization of recreational cannabis use in Oregon, has secured licenses to operate three retail outlets (with the license application for a fourth outlet pending) and purchased 26 acres for development as a legal cannabis cultivation and manufacturing facility. The Company has developed the Kaya Shack™ brand for its retail operations.

In March 2014, we applied for and were awarded our first license to operate an MMD and on July 3, 2014 opened its first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first publicly traded U.S. company to own and operate an MMD. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

In April 2015, KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. In October 2015, concurrent with Oregon commencing legal sales of recreational marijuana through MMDs, KAYS opened its second retail operation in Salem, Oregon, our first Kaya Shack™ Marijuana Superstore. Oregon. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon.

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

Our OLCC License for the Central Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #4) has been filed and is pending completion, inspection and final licensing. We expect to complete construction and licensing during the fourth quarter of 2017 and commence recreational and medical sales at this location as soon as possible thereafter.

Additional Kaya Shack™ Marijuana Superstores

During 2016 and the first nine months of 2017, the Company focused a significant portion of its efforts on developing two additional Kaya Shack™ Marijuana Superstores, including identifying and leasing suitable locations, completing necessary build out and applying for the requisite OLCC recreational marijuana retailer licenses. In addition to the four Kaya Shack™ retail marijuana stores described above, the Company plans to identify and lease locations for, license and seek to open up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next 18 to 24 months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

Expansion of Grow and Manufacturing Operations

On March 21, 2017, KAYS announced that it was in the process of expanding its grow and manufacturing operations and had retained a realtor to assist in identifying a suitable 30-60 acre tract of land in Oregon which would permit KAYS to expand its grow operations. As part of this expansion, KAYS ceased operations of its Portland grow facility at the end of March 2017, arranged to maintain its genetics library of over 30 strains of cannabis at an OHA licensed medical grow site and contracted with farmers to meet demand until the new facility is secured, built and fully operational.

In August 2017, we acquired a 26 acre parcel in Lebanon, Oregon, which KAYS intends to develop as a legal cannabis cultivation and manufacturing facility. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows, as well as expansion of its production capabilities with brands in oils, vape cartridges, concentrates, a selection of edibles, and infused creams and lotions.

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

May 2017 Financing Agreement

On May 11, 2017, we entered into a financing agreement with an institutional investor (the “Investor”) to provide the Company with up to $5.8 million in convertible note funding through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was additionally amended as of November 15, 2017 to further increase the amount of funding available to the Company thereunder to $7.0 million and to extend the time period for such funding to November 30, 2019.

Funding under the May 2017 Financing Agreement, as amended, takes the form of the offer and sale of Convertible Notes (the “$7.0M Notes”). The $7.0 Notes are substantially similar in form and substance to the $2.1M Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Investor in December 2016 and completed in March of 2017 (as well as the approximately $1.2 million in financing previously received from the Investor in 2014 and 2015), except that the $7.0M Notes are due and payable on January 1, 2020.

As of the date of this Quarterly Report, the Investor has purchased an aggregate of $1,150,000 in principal amount of $7.0M Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of $7.0M Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”); (b) $150,000 in principal amount of $7.0M Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “$0.03Notes”); and (c) $500,000 in principal amount of $7.0M Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the 26 acre property acquired by the Company during the third quarter of 2017 (the $0.03 Secured Notes”).

Under the May 2017 Financing Agreement, as amended to date, the Investor has the right to purchase another tranche of $0.03 Notes up to an aggregate of $1,050,000 in principal amount, at any time and from time to time throughMarch 31, 2018.

Provided the Investor has fulfilled its obligation to purchase the additional $1,050,000 in principal amount of $0.03 Notes from the Company on or before March 31, 2018, the Investor will have the right to purchase another tranche of $0.05 Notes up to an aggregate of $1,000,000 in principal amount, at any time and from time to time through July 31, 2018.

Provided the Investor has fulfilled its obligation to purchase the additional $1,000,000 in principal amount of $0.05 Notes from the Company on or before July 31, 2018, the Investor will have the right to purchase up to an aggregate of $1,600,000 in principal amount of $7.0M Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share, at any time and from time to time through January 31, 2019 (the “$0.08 Notes”).

Provided the Investor has fulfilled its obligation to purchase all $1,600,000 in principal amount of $0.08 Notes from the Company on or before January 31, 2019, the Investor will have the right to purchase up to an additional $2,200,000 in principal amount of $7.0N Notes from the Company at any time and from time to time through November 30, 2019, which Notes will be convertible into shares of common stock at a conversion price of $0.11.

The proceeds from the offer and sale of the $2.1M and $7.0M Notes are and will be used to fund the Company’s growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, acquisition and development of our Lebanon, Oregon legal cannabis cultivation and manufacturing facility and the introduction of new Kaya Shack™ branded cannabis products.

Corporate Information

Our corporate office is located at 888 South Andrews Avenue, Suite 302, Fort Lauderdale, Florida, 33316 and out telephone number is (954) 892-6911. Our website is www.kayaholdings.com. Information contained on our website does not constitute part of this Quarterly Report.

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

Estimates from various sources for the size of the long-term market range from up to an excess of $100 billion if Federal Prohibition is repealed and marijuana sales become legal in all 50 states and Washington D.C. (for perspective beer is approximately a $100 billion market, with wine just under $30 billion and coffee approximately $12 billion).

The Kaya Shack™ Brand

Kaya Holdings operates the Kaya Shack™ brand of legal medical and recreational retail marijuana stores.

Kaya Holdings operates three recreational marijuana retail outlets and medical marijuana dispensaries in Oregon under the Kaya Shack™ brand and anticipates opening its fourth location during the last quarter of 2017. In addition to these four Kaya Shack™ retail marijuana stores, the Company plans to identify and lease locations for, license and seek to open up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next eighteen to 24 months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

Dubbed by the mainstream press as the “Starbucks of Marijuana” after our first outlet opened in July 2014, our operating concept is simple to deliver a consistent customer experience (quality products, fair prices and superior customer service) to a broad and diverse base of customers. Kaya Shack™ meets the quality needs of the “marijuana enthusiast”, the comfort and atmosphere of all including “soccer moms” and the price sensitivities of casual smokers.

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

Kaya Shack™ Retail Outlets

I. Kaya Shack™, 1719 SE Hawthorne Blvd., Portland, Oregon

KayaShack
iDope
DEVIL'S DILL
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack

KayaShack
KayaBuddies
KayaShack
Be Kind
www.kayashack.com
KayaShack
Be Kind
KayaShack
VETERAN'S DISCOUNT
KayaShack
KayaShack
OMMP ONLY
KEEP IT OUT OF REACH.
21+

Located in the trendy Hawthorne district in southeast Portland, the first Kaya Shack™ is approximately 700 square feet and is the model for the Company’s small urban shops. The store features an 8’ display case showcasing at least 25 strains of marijuana flower, an additional 8’ display case with a varied selection of oils, concentrates and topicals, and a standing display case with edibles such as cookies, chocolates, gummies, hard candies and more. The store also has a hospitality area that offers free water, coffee, tea and hot cocoa. As required by law, all products containing marijuana are either behind locked glass or behind the counter and out of customer reach.

The store is located next door to a cell phone repair shop, and near to Devil’s Dill restaurant and No Fun pub. There are also a McMenamins restaurant, tattoo parlor, convenience store, hair/nail salon and a soccer sports bar. The area around the shop is primarily residential.

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

II. Kaya Shack™ Marijuana Superstore, South Salem, Oregon

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Our second location (the first Kaya Shack TM Marijuana Superstore) opened for business on October 17, 2015 in South Salem, Oregon in time to take advantage of early recreational sales. Our South Salem Kaya Shack ™ Marijuana superstore received Kaya Shack TM OLCC Marijuana Retailer License prior to the January 1, 2017 deadline to do so and both recreational and medical marijuana sales have continued at this location seamlessly.

Located in the southern portion of Oregon’s capital city, Salem, this Kaya Shack™ is approximately 2,100 square feet and is the model for the Company’s marijuana superstore. The store features an 8’ display case with more than 25 strains of marijuana flower, an additional 8’ display case with a varied selection of oils, concentrates and topicals, an 8’ display case with accessories such as pipes, papers and brand related merchandise, and a standing display case with edibles such as cookies, chocolates, gummies, hard candies and more. The store also has a hospitality area that offers free water, coffee, tea and hot cocoa, and a “third space” sitting area. A fresh juice bar and a production room offering customers a chance to watch as the Company’s branded marijuana cigarettes, Kaya Buddies™, are produced are being installed.

The store is located in a strip mall alongside a Caesar’s Pizza, Aaron’s furniture, a convenience store, a tanning salon, and a nail salon. The plaza also has a Subway, a sports bar and a laundromat. The area around the shop is primarily commercial with residential complexes to be constructed beginning in 2018.

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon

STARBUCKS COFFEE
DRIVE THRU
Spin City
LAUNDROMAT
short STOP
MARKET
Adam's Rib
SMOKE HOUSE
KayaShack
GRAND OPENING
KayaShack
Fine Affordable Cannabis
Bringing Good Vibes to Salem!
Be Kind

Our third Kaya Shack™ (located in North Salem, Oregon) received Kaya Shack TM OLCC Marijuana Recreational Retailer License #3 on March 21, 2017.

Located in the northern portion of Oregon’s capital city, Salem, this Kaya Shack™ is 2,600 square feet. The store features an 8’ display case with more than 25 strains of marijuana flower, an additional 8’ display case with a varied selection of oils, concentrates and topicals, an 8’ display case with accessories such as pipes, papers and brand related merchandise, and standing display cases with edibles such as cookies, chocolates, gummies, hard candies and more. The store also has a hospitality area that offers free water, coffee, tea and hot cocoa and a “third space” sitting area. The Company plans to install a fresh juice bar, and a glassed-off kitchen facility slated to produce edibles and confections.

The store is located in a strip mall alongside a Starbucks Coffee, laundromat, and Adam’s Rib. The plaza also has medical offices and an Applebee’s. The area around the shop is primarily commercial.

IV. Kaya Shack TM Marijuana Superstore, Central Salem, Oregon

We are completing construction of and the OLCC licensing process for our fourth outlet, a third Kaya Shack™ Marijuana Superstore, which will be located in Central Salem, Oregon and which we anticipate will open during the last quarter of 2017.

Located in the central portion of Oregon’s capital city, Salem, this Kaya Shack™ is 2,770 square feet. The store features an 8’ display case with more than 25 strains of marijuana flower, an additional 8’ display case with a varied selection of oils, concentrates and topicals, an 8’ display case with accessories such as pipes, papers and brand related merchandise, and standing display cases with edibles such as cookies, chocolates, gummies, hard candies and more. The store also has a hospitality area that offers free water, coffee, tea and hot cocoa. The superstore concept also provides for a “third space” sitting area, a fresh juice bar, and in this location, an area for the production of the Company’s brand of custom glass pipes.

The store is located in a strip mall directly behind Carl Jr. and Popeye’s Chicken restaurants and alongside a microbrewery sports bar, laundromat, and Hawaiian sandwich shop. The area around the shop is primarily commercial with residential complexes to be constructed in 2018.

- (A) Face-lit Channel Letters & Logo Channel Wrap
- (B) Face-lit Channel Letters & Logo Channel Wrap
- (C) Face-lit Cloud Cabinet on freestanding Pylon
- (D) Face-lit Cloud Cabinet on freestanding Pylon

KayaShack

D
C
A
B

RAMSAY SIGNS
Est. 1911
9160 SE 74th Ave
Portland OR 97206
503.777.4555
800.613.4555
Fax 503.777.0220
ramsaysigns.com

Client:	Date:	Client Approval + Date	Revisions:
Kaya Shack 1252 23rd street SE Ste. 150 Salem, OR 97301	3/17/2017		R1)
	Project Manager:	Landlord Approval + Date	
	Darin Hauer		
	Designer:		
	Bob Shaw		

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

B **Front View**
Scale: 3/8" = 1' - 0"
72.36 Sq.Ft.

1
4

End View

Vinyl Color Chart

- 230-128 Plum Purple
- 230-84 Tangerine
- 230-156 Vivid Green

Paint Color Chart

P1 Paint T/M wall color TBD with Satin finish

INTERNALLY ILLUMINATED PAN CHANNEL LETTER WITH AN EXPOSED RACEWAY

5"
6"
1" trim-cap
3/16" plastic face
white led modules w/class 2 wires
low voltage power supply
.063" aluminum letter backs
.040" aluminum letter returns
5 /16" weep hole
wall fasteners, 4 min req'd. fastener type and size: "as req'd" per field survey (wedge anchor shown)
1/2" conduit thru wall
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

PAGE # 3
Number of pages: 5
17-302

 As discussed in the following section, the Company intends to initiate its Kaya Car™ Home Delivery Service during the fourth quarter of 2017, contemporaneously with a grand opening celebration for all four then OLCC Licensed Kaya Shack™ retail marijuana stores and to commence the to move to the next stage of branding and retail development.

Kaya Shack™ Home Delivery

In February 2017, the Company began the process of filing applications to add Home Delivery Service for three of its Kaya Shack™ retail marijuana stores at the advice of one of their OLCC examiners. As of the date of this Quarterly Report, the Company has received approvals from the OLCC to add Home Delivery to their three currently OLCC licensed locations, and is also applying for and expects to receive approval for Home Delivery licensing at its fourth retail outlet, which is currently under construction.

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

On April 11, 2017, the Company took delivery of its first four Fiat 500 cars and spent the summer of 2017 conducting doing test marketing to our target consumers to determine the final version of and begin building the Kaya Shack™ Home Delivery Service fleet. The “winning design” for the cars is featured below with its distinctive Kaya Car™ vehicle wrapping featuring the Company’s branding logos and colors, and the Company is developing the Kaya Shack™ Delivery App for use by its customers to order “Fast, Free Delivery” of the complete line of both medical and recreational grade Kaya Shack™ cannabis products.

The Company intends to initiate its Kaya Shack™ Home Delivery Service utilizing its initial Kaya Car™ fleet during the fourth quarter of 2017, contemporaneously with a grand opening celebration for all four then OLCC Licensed Kaya Shack™ retail marijuana stores and to commence the to move to the next stage of branding and retail development. The Company has reserved and is developing the website kayadelivers.com to advance the growth of its delivery service.

Kaya Farms™ Cannabis and Cannabis Products

General

On March 21, 2017, KAYS announced that it was in the process of expanding its grow and manufacturing operations and had retained a realtor to assist in identifying a suitable 30-60 acre tract of land in Oregon which would permit KAYS to expand its grow operations. As part of this expansion, KAYS ceased operations of its Portland grow facility at the end of March 2017, arranged to maintain its genetics library of over 30 strains of cannabis at an OHA licensed medical grow site and contracted with farmers to meet demand until the new facility is secured, built and fully operational.

In August 2017, we acquired a 26 acre parcel in Lebanon, Oregon, which KAYS intends to develop as a legal cannabis cultivation and manufacturing facility. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows, as well as expansion of its production capabilities with brands in oils, vape cartridges, concentrates, a selection of edibles, and infused creams and lotions.

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016, the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™..” The brand, marketed under the tagline “Buds with Benefits,” features over 25 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends.

June 8th — Best Friends
KayaShack
KayaBuddies
Snow Leopard
Critical Cure
God Bud
Banana Kush

The Kaya Buddies™ cannabis cigarettes, made from 100% cannabis bud only, was launched in mid-March in the Kaya Shack™ stores in Oregon and are targeted to service the exploding legal recreational marijuana market and have consistently been very well received by both older medical patients and recreational users new to cannabis. Although they are first being marketed through our internal retail network they are also being targeted for potential distribution lines to other dispensaries.

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

Employees

As of the date of this Quarterly Report, our Oregon operations have a total of seventeen (17) part-time store employees including budtenders, trimmers, growers, and 4 fulltime employees, consisting of a Store Manager, a Sales and Marketing Coordinator, the Director of Dispensary and Grow Operations and a Master Grower. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenues

We had revenues of $320,950 for the three months ended September 30, 2017, as compared to revenues of $263,345 for the three months ended September 30, 2016. The increase in revenues reflects sales at our three retail outlets, all of which were open and operating during the third quarter of 2017, as opposed to only two locations open and operating in the third quarter of 2016.

Operating Expenses

General and administrative expenses increased to $367,975 for the three months ended September 30, 2017, from $109,417 for the three months ended September 30, 2016. Salaries and wages increased to $131,762 for the three months ended September 30, 2017 from $65,358 for the three months ended September 30, 2016. The increases in these expense categories from the 2016 quarter to the 2017 quarter reflect our increased level of operations, including construction and licensing of our third Kaya Shack™ Marijuana Superstore (and fourth Kaya Shack™ retail outlet), which is expected to open during the fourth quarter of 2017. Professional fees for the three months ended September 30, 2017, decreased to $166,150 from $815,508 for the three months ended September 30, 2016, reflecting the completion of licensing work with respect to the Company’s third and fourth retail outlets. As a result of the significant decrease in professional fees, total operating expenses decreased to $665,887 for the three months ended September 30, 2017, from $990,283 for the three months ended September 30, 2016, notwithstanding the increased level of the Company’s operations. Accordingly, our operating loss decreased to $467,724 for the three months ended September 30, 2017, from $853,168 for the three months ended September 30, 2016.

Interest expense

Interest expense increased to $115,552 for the three months ended September 30, 2017 from $45,982 for the three months ended September 30, 2016, reflecting additional debt incurred in the 2017 period to fund expansion of our operations.

Net Loss

After giving effect to an operating loss of $467,724, interest expense of $115,552, amortization of debt discount of $569,497 and derivative liabilities from the conversion of debt of $375,950, offset by other income from a change in derivative liability expense of $1,260,200 (arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations), we incurred a net loss of $578,900 for the three months ended September 30, 2017. This compares with a net loss of $1,122,694 for the three months ended September 30, 2016, after giving effect to an operating loss of $853,168, interest expense of $45,982 and amortization of debt discount of $405,530, offset by other income from a change in derivative liability expense of $181,986.

The majority of our net loss during the three-month period ending September 30, 2017 was a result of the derivative liabilities from the conversion of debt in the three months ended September 30, 2017 and from. In addition, as noted above, our revenues were impacted during the 2017 quarter as a result of our inability to process legal recreational marijuana sales at our Portland outlet because of delays in securing OLCC licensing for the facility.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenues

We had revenues of $667,601 for the nine months ended September 30, 2017, as compared to revenues of $754,093 for the nine months ended September 30, 2016. The decrease in revenues in the 2017 period from the comparable period in 2016 resulted from the delay in receiving OLCC licensing for our Portland retail outlet until May 2, 2017, which rendered such location unable to process legal recreational sales for the first four calendar months of 2017, which was offset in part by sales from our third retail location (and second Kaya Shack™ Marijuana Superstore), which received its OLCC license and commenced recreational and medical marijuana sales in March 2017.

Operating Expenses

General and administrative increased to $911,598 for the nine months ended September 30, 2017, from $338,073 for the nine months ended September 30, 2016. Salaries and wages increased to $311,253 for the nine months ended September 30, 2017, from $216,691 for the nine months ended September 30, 2016. The increases in these expense categories from the 2016 to the 2017 periods, reflects our increased level of operations, including construction and licensing of two additional Kaya Shack™ Marijuana Superstores, the first of which opened in March 2017 and the second of which is expected to open during the fourth quarter of 2017. Professional fees for the nine months ended September 30, 2017, decreased to $523,551 from $1,205,293 for the nine months ended September 30, 2016, reflecting the completion of licensing work with respect to the Company’s third and fourth retail outlets. The significant increase in general and administrative expenses was offset by the significant decrease in professional fees, resulting in total operating expenses of $1,746,402 for the nine months ended September 30, 2017. This compares to total operating expenses of $1,760,067 for the nine months ended September 30, 2016. Accordingly, our operating loss decreased to $1,351,465 for the nine months ended September 30, 2017, from $1,426,966 for the nine months ended September 30, 2016, notwithstanding the increased level of the Company’s operations.

Interest expense

Interest expense increased to $260,295 for the nine months ended September 30, 2017, as compared to $195,968 for the nine months ended September 30, 2016, reflecting additional debt incurred in the 2017 period to fund expansion of our operations.

Net Income (Loss)

After giving effect to an operating loss of $1,351,465, interest expense of $260,295, legal settlement of $247,500, amortization of debt discount of $1,678,899, derivative liabilities expense of $16,221,943 and loss on extinguishment of debt of $67,442, offset by other income from a change in derivative liabilities expense of $22,114,526 (arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations), we had net income of $2,286,982 for the nine months ended September 30, 2017. This compares with a net loss of $960,825 for the nine months ended September 30, 2016, after giving effect to an operating loss of $1,426,966, interest expense of $195,968, amortization of debt discount of $978,288, derivative liabilities expense of $129,340 and loss on extinguishment of debt of $126,000, offset by other income from a change in derivative liabilities expense of $1,895,657 (arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations).

Liquidity and Capital Resources

The discussion that follows is derived from our interim unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 and the interim unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 (“2017”) and 2016 (“2016”).

Overview

During 2017 our cash position decreased by $21,282 to $285,603 and our negative working capital decreased by $407,139 to $1,401,463, excluding derivative liabilities. As of September 30, 2017, our working capital consisted of cash of $285,603; inventories of $150,936; and prepaid expenses of $20,274. Our current liabilities include accounts payable of $147,798 and $13,586, accrued expenses of $395,739 and notes payable of $1,050,000.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	2017	2016
Net cash used in operating activities	$(1,705,128)	$(576,960)
Net cash used in investing activities	(679,824)	(28,224)
Net cash provided by financing activities	2,363,671	522,422
Net (decrease) increase in cash	$(21,281)	$(82,762)

Cash Used in Operating Activities

During 2017 we used cash of $1,705,128 (2016 - $576,960) in operating activities. This was made up of the net income (loss) of $2,286,982 (2016 – (899,566)), adjusted for non-cash items such as: Depreciation of $54,403 (2016 - $59,964); Imputed interest of $30,000 (2016 - $90,000); change in derivative liabilities $(22,114,526) (2016 – ($1,895,656)); Derivative expense $16,221,943 (2016 - $129,340); Loss on extinguishment of debt $67,442 (2016-$126,000); amortization of debt discount of $1,678,899 (2016 - $978,208); and shares for interest of $29,638 (2016 - $9,000). Inventory decrease of $66,939 (2016 – an increase of $40,915); a decrease in prepaid expenses of $15,774 (2016 – $14,000); an increase in accrued interest of $188,683 (2016- $104,005); and an increase in accounts payable and accrued expenses of $40,582 (2016 – an increase of $142,382).

Cash Used in Investing Activities

During 2017 we used cash of $679,824 in investing activities. This amount was spent on the purchase of our 26 acre real property in Lebanon, Oregon, the buildout of location #4 in Salem, Oregon and on furniture and equipment.

During 2016 we used cash of $28,224 in investing activities. A total of $28,224 was spent on furniture and equipment.

Cash Provided by Financing Activities

During 2017 $2,500,000 of convertible debt was issued to provide working capital. The Company used $23,500 to repay convertible debt and $112,829 to repay an equipment note payable and other notes payable.

During 2016 the Company raised a total of $575,000 through the private sale of debt and equity securities and used $52,578 to repay notes payable and $100,000 from the sale of stock.

Additional Capital

As of September 30, 2017, we had cash of $285,602 and a working capital deficiency of $1,401,463, excluding derivative liabilities.

On May 11, 2017, we entered into a financing agreement with an institutional investor (the “Investor”) to provide the Company with up to $5.8 million in convertible note funding through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was additionally amended as of November 15, 2017 to further increase the amount of funding available to the Company thereunder to $7.0 million and to extend the time period for such funding to November 30, 2019.

Funding under the May 2017 Financing Agreement, as amended, takes the form of the offer and sale of Convertible Notes (the “$7.0M Notes”). The $7.0 Notes are substantially similar in form and substance to the $2.1M Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Investor in December 2016 and completed in March of 2017 (as well as the approximately $1.2 million in financing previously received from the Investor in 2014 and 2015), except that the $7.0M Notes are due and payable on January 1, 2020.

As of the date of this Quarterly Report, the Investor has purchased an aggregate of $1,150,000 in principal amount of $7.0M Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of $7.0M Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”); (b) $150,000 in principal amount of $7.0M Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “$0.03Notes”); and (c) $500,000 in principal amount of $7.0M Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the 26 acre property acquired by the Company during the third quarter of 2017 (the $0.03 Secured Notes”).

Cash Used in Investing Activities

During 2017 we used cash of $679,825 in investing activities. This amount was spent on the purchase of our 26 acre real property in Lebanon, Oregon, the buildout of location #4 in Salem, Oregon and on furniture and equipment.

During 2016 we used cash of $28,224 in investing activities. A total of $28,224 was spent on furniture and equipment.

Cash Provided by Financing Activities

During 2017 $2,500,000 of convertible debt was issued to provide working capital. The Company used $23,500 to repay convertible debt and $112,829 to repay an equipment note payable and other notes payable.

During 2016 the Company raised a total of $575,000 through the private sale of debt and equity securities and used $52,578 to repay notes payable.

Additional Capital

As of September 30, 2017, we had cash of $285,602 and a working capital deficiency of $1,401,463.

On May 11, 2017, we entered into a financing agreement with an institutional investor (the “Investor”) to provide the Company with up to $5.8 million in convertible note funding through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was additionally amended as of November 15, 2017 to further increase the amount of funding available to the Company thereunder to $7.0 million and to extend the time period for such funding to November 30, 2019.

Funding under the May 2017 Financing Agreement, as amended, takes the form of the offer and sale of Convertible Notes (the “$7.0M Notes”). The $7.0 Notes are substantially similar in form and substance to the $2.1M Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Investor in December 2016 and completed in March of 2017 (as well as the approximately $1.2 million in financing previously received from the Investor in 2014 and 2015), except that the $7.0M Notes are due and payable on January 1, 2020.

As of the date of this Quarterly Report, the Investor has purchased an aggregate of $1,150,000 in principal amount of $7.0M Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of $7.0M Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”); (b) $150,000 in principal amount of $7.0M Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “$0.03Notes”); and (c) $500,000 in principal amount of $7.0M Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the 26 acre property acquired by the Company during the third quarter of 2017 (the $0.03 Secured Notes”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of September 30, 2017. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2017 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 2016, Daniel A. Goldin and Wally Goldin commenced an action in Oregon Circuit Court, Multnomah County, against the Company, MJAI, its direct majority-owned subsidiary, Craig Frank, our Chairman, President and Chief Executive Officer, William David Jones, a consultant to our Company and BMN Capital Group, LLC (the “Action”). The plaintiffs alleged breach of contract, state securities fraud and state racketeering claims against the defendants arising from alleged misrepresentations made in subscription agreements with the Company entered into in October 2015 and January 2016 by Daniel A. Goldin and Wally Goldin, respectively, pursuant to which they each purchased 2,222,222 “restricted” shares of our common stock for $100,000 in a private transaction. In addition, Daniel A. Goldin alleged that the Company breached a purported employment agreement with him pursuant to which he was purportedly to be compensated for working in our Oregon operations through a combination of cash and stock. The plaintiffs are sought in excess of $1.7 million in damages.

The Company believed that not only was the Action without merit, but that it had various counterclaims against the plaintiffs, particularly Daniel L. Goldin. The Company defended against the Action and pursued its counterclaims both in the Action and in a separate lawsuit commenced against the plaintiffs in the U.S. District Court for the Southern District of Florida in which the Company alleged fraud by the plaintiffs and sought damages and the return of the common stock issued to the Company’s treasury

In September 2017, the parties entered in a settlement agreement, pursuant to which Mr. Goldin waived any rights to a total of 1.2 million shares of KAYS stock (200,000 shares of our common stock which were already issued in his name and an additional 1,000,000 shares which were to be issued) and $40,000 in cash compensation payable to him under the employment agreement. The Company paid the plaintiffs the sum of $247,500, in exchange for the return of the stock and the waiver of claims against any further stock or cash, all litigation was dismissed by the parties and the parties exchanged mutual releases.

In entering into the settlement agreement, the Company also took into consideration that legal fees and litigation costs incurred in proceeding further might very well exceed any judgment that would be awarded to the Company and the other defendants, and that even if a judgment were awarded, that there was significant doubt of the collectability of any such judgment from the Goldins.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2017, we entered into a financing agreement with an institutional investor (the “Investor”) to provide the Company with up to $5.8 million in convertible note funding through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was additionally amended as of November 15, 2017 to further increase the amount of funding available to the Company thereunder to $7.0 million and to extend the time period for such funding to November 30, 2019.

Funding under the May 2017 Financing Agreement, as amended, takes the form of the offer and sale of Convertible Notes (the “$7.0M Notes”). The $7.0 Notes are substantially similar in form and substance to the $2.1M Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Investor in December 2016 and completed in March of 2017 (as well as the approximately $1.2 million in financing previously received from the Investor in 2014 and 2015), except that the $7.0M Notes are due and payable on January 1, 2020.

As of the date of this Quarterly Report, the Investor has purchased an aggregate of $1,150,000 in principal amount of $7.0M Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of $7.0M Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”); (b) $150,000 in principal amount of $7.0M Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “$0.03Notes”); and (c) $500,000 in principal amount of $7.0M Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the 26 acre property acquired by the Company during the third quarter of 2017 (the $0.03 Secured Notes”).

Under the May 2017 Financing Agreement, as amended to date, the Investor has the right to purchase another tranche of $0.03 Notes up to an aggregate of $1,050,000 in principal amount, at any time and from time to time through March 31, 2018.

Provided the Investor has fulfilled its obligation to purchase the additional $1,050,000 in principal amount of $0.03 Notes from the Company on or before September 30, 2018, the Investor will have the right to purchase another tranche of $0.05 Notes up to an aggregate of $1,000,000 in principal amount, at any time and from time to time through July 31, 2018.

Provided the Investor has fulfilled its obligation to purchase the additional $1,000,000 in principal amount of $0.05 Notes from the Company on or before March 31, 2018, the Investor will have the right to purchase up to an aggregate of $1,600,000 in principal amount of $7.0M Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share, at any time and from time to time through January 31, 2019 (the “$0.08 Notes”).

Provided the Investor has fulfilled its obligation to purchase all $1,600,000 in principal amount of $0.08 Notes from the Company on or before January 31, 2019, the Investor will have the right to purchase up to an additional $2,200,000 in principal amount of $7.0N Notes from the Company at any time and from time to time through November 30, 2019, which Notes will be convertible into shares of common stock at a conversion price of $0.11.

These securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	November 15, 2017 Amendment to May 2017 Financing Agreement
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

Dated: November 20, 2017

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)

