Form 10-K
period 2017-12-31
Kaya Holdings, Inc.
filed 2018-04-17
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company

[X] Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,305,935 as of June 30, 2017, based on the closing price on such date of $0.148 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group,

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 139,409,719 shares of common stock outstanding as of April 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-K except those Exhibits so incorporated as set forth in the list of Exhibits set forth in Item 15 of this Annual Report on Form 10-K.

KAYA HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

As used in this Annual Report on Form 10-K (the “Annual Report”), the terms “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

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

Legal Medical and Recreational Marijuana Operations

In January 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“MJAI”) to focus on opportunities in the legal recreational and medical marijuana in the United States. MJAI has concentrated its efforts in Oregon, where through controlled Oregon limited liability companies, it initially secured licenses to operate a medical marijuana dispensary (an “MMD”) and since the advent of legalization of recreational cannabis use in Oregon, has secured licenses to operate a total of four retail outlets for the sale of recreational and medical cannabis, as well as each hold a license for home delivery of cannabis products. Additionally, MJAI has operated medical Marijuana Grows in Oregon, and KAYS has purchased 26 acres which it has targeted for development of the Kaya Farms™ Medical and Recreational Marijuana Grow and Manufacturing Complex. The Company has developed the Kaya Shack™ brand for its retail operations.

In March 2014, we applied for and were awarded our first license to operate an MMD and on July 3, 2014 opened our first Kaya Shack™ Medical Marijuana Dispensary in Portland, Oregon, thereby becoming the first publicly traded U.S. company to own and operate an MMD. Initial customer acceptance and media coverage was very positive, including many references to KAYS as the “Starbucks of Medical Marijuana” by television news stations, news print publications and online news sources. In March 2015, the Company changed its name to Kaya Holdings, Inc. to better reflect its new plan of operations.

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

Accordingly, in 2016 the Company applied for OLLC licenses for its two initial Kaya Shack™ retail outlets (Portland, Oregon and South Salem, Oregon), and also submitted license applications for its two additional locations, which were under construction and development at that time.

Recent Developments

OLCC Licensing and Additional Legal and Recreational Marijuana Stores

In late December 2016, we received our OLCC recreational, medical and home delivery license for the South Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #1) and recreational and medical sales continued without interruption from 2016 through the present at that location.

On March 21, 2017, we received our OLCC recreational, medical and home delivery license for the North Salem Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #2) a 2,600-square foot Kaya Shack™ Marijuana Superstore in North Salem, Oregon, whereupon the location opened for business with both recreational and medical sales.

On May 2, 2017, we received our OLCC recreational, medical and home delivery license for our Portland Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #3) after a delay of approximately four months. During that period, we were limited to solely medical sales at the Portland location. Upon receipt of Kaya Shack™ OLCC Marijuana Retailer License #3, recreational sales recommenced at that location.

On February 15, 2018 we received our Our OLCC recreational, medical and home delivery license for the Central Salem Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #4) a 3,100-square foot Kaya Shack™ Marijuana Superstore in Central Salem, Oregon. After various construction and permitting delays, on April 12, 2018 the location opened for business with both recreational and medical sales.

A video depicting our Company’s OLCC Licensed Stores can be seen by accessing the following link:

 https://www.dropbox.com/s/49i5emi3wc0ha0d/Store%20Tour%20Final%20%28hi-res%29.mp4?dl=0

Additional Kaya Shack™ Marijuana Superstores

In addition to the four Kaya Shack™ retail marijuana stores the Company operates in Oregon, the Company plans to identify and lease locations for, license and operate up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next 18 to 24 months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

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

In August 2017, KAYS acquired a 26 acre parcel in Lebanon, Oregon, which KAYS intends to develop as a legal cannabis cultivation and manufacturing facility. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows, as well as expansion of its production capabilities with brands in oils, vape cartridges, concentrates, a selection of edibles, and infused creams and lotions.

A video of the Kaya Farms™ (Architect’s Project Rendition) can be seen at the following link:

https://www.dropbox.com/s/3po31ksdilcl9l9/Kaya_Farms%20Final.mp4?dl=0

On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya Farms™ Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

On March 9, 2018 the Company was notified by the Linn County, Oregon Planning and Building Department that the application was deemed complete and received an official letter of completeness with respect to the application. The formal “Letter of Completeness,” sent March 9, 2018 by a Linn County Senior Planner, confirmed the eligibility of the Company’s 26-acre plot for the purposes of growing legal cannabis, as well as the eligibility of the property for a special purpose exemption for the Company’s proposed manufacturing operations. The County has tentatively scheduled a decision on the application for April 20, 2018.

$2.1 Million Financing

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “Institutional Investor”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the “$2.1M Financing Agreement”) entered into between the Company and the Institutional Investor in December 2016. Pursuant to the $2.1M Financing Agreement, the Institutional Investor purchased $2.1 million in principal amount of convertible notes (the “$2.1M Notes”) from the Company as follows:

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

The purchase price for the $2.1M Notes is equal to the principal amount thereof. The $2.1M Notes have a term of two years from issuance and bear interest at the rate of eight percent (8%) annum, which accrues and is payable to together with interest at maturity. The Investor may convert the principal amount of the $2.1M Notes (as well as other notes it currently holds as referenced above), together with accrued but unpaid interest thereon, into shares at the applicable conversion price, at any time or from time to time prior to maturity. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The $2.1M Notes also provide that at no time may they be convertible if the number of shares being issued upon conversion to and then held by the Institutional Investor would result in the Institutional Investor beneficially owning in excess of 4.99% of the Company’s then outstanding shares of common stock, after giving effect to the proposed conversion.

May 2017 Financing Agreement

On May 11, 2017, we entered into a second financing agreement with the Institutional Investor to provide the Company with up to an additional $5.8 million in convertible note funding (the “May 2017 Notes”) through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017 and as of March 31, 2018, to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

Moreover, pursuant to an additional agreement reached as of March 31, 2018, KAYS and the Institutional Investor agreed that effective as of January 1, 2019, (a) the maturity date of all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, will be extended from January 1, 2019 to January 1, 2020; (b) all of the $1.75 million in principal amount of May 2017 Notes currently outstanding and the remaining $5.8 million in principal amount of May 2017 Notes which may be issued under the Agreement, as amended, are to be secured by a mortgage lien on the Company’s 26-acre Lebanon, Oregon property, substantially similar in form and substance to the mortgage securing the $500,000 in principal amount of $0.03 Secured Notes purchased by the Institutional Investor, with the caveat that the property, improvements or rights to utilize them cannot be directly or indirectly leased, assigned or otherwise pledged to any entity without approval of the Institutional Investor, and in the event that there is a change in control of the Company or its subsidiaries the May 2017 Notes become immediately due and payable; and (c) the Institutional Investor will be granted piggy-back registration rights with respect to shares of the Company’s common stock it may hold or is issuable upon conversion of any Notes it or its Assigns may hold in the event the Company files a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended to sell shares of its common stock or permit the resale by shareholders of previously issued shares of common stock, up to a maximum of 30% of the shares registered under such registration statement.

Except as set forth above, the May 2017 Notes are substantially similar in form and substance to the $2.1M Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Institutional Investor in December 2016 and completed in March of 2017 (as well as the promissory notes evidencing approximately $1.2 million in financing previously received from the Institutional Investor in 2014 and 2015).

As of the date of this Annual Report, the Institutional Investor has purchased an aggregate of $1,750,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of May 2017 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”); (b) $750,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “$0.03Notes”); (c) $500,000 in principal amount of May 2017 Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “$0.03 Secured Notes”).

Under the May 2017 Financing Agreement, as amended to date, the Investor has the right to purchase another tranche of $0.03 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through July 31, 2018.

Provided the Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.03 Notes from the Company on or before July 31, 2018, the Investor will have the right to purchase another tranche of $0.03 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through December 31, 2018.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.03 Notes from the Company on or before December 31, 2018, the Institutional Investor will have the right to purchase up to an aggregate of $500,000 in principal amount of $0.05 Notes, at any time and from time to time through March 31, 2019.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.05 Notes from the Company on or before March 31, 2018, the Institutional Investor will have the right to purchase another tranche of $0.05 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through June 30, 2019.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.05 Notes from the Company on or before June 30, 2019, the Institutional Investor will have the right to purchase up to an aggregate of $400,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share, at any time and from time to time through September 30, 2019 (the “$0.08 Notes”).

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $400,000 in principal amount of $0.08 Notes from the Company on or before September 30, 2019, the Institutional Investor will have the right to purchase another tranche of $0.08 Notes up to an aggregate of $400,000 in principal amount, at any time and from time to time through December 31, 2019.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $400,000 in principal amount of $0.08 Notes from the Company on or before December 31, 2019, the Institutional Investor will have the right to purchase another tranche of $0.08 Notes up to an aggregate of $400,000 in principal amount, at any time and from time to time through March 31, 2020.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $400,000 in principal amount of $0.08 Notes from the Company on or before March 31, 2020, the Institutional Investor will have the right to purchase another tranche of $0.08 Notes up to an aggregate of $400,000 in principal amount, at any time and from time to time through June 30, 2020.

Provided the Institutional Investor has fulfilled its obligation to purchase all $400,000 in principal amount of $0.08 Notes from the Company on or before June 30, 2020, the Institutional Investor will have the right to purchase up to an additional $550,000 in principal amount of May 2017 Notes from the Company at any time and from time to time through September 30, 2020, which Notes will be convertible into shares of common stock at a conversion price of $0.11 per share (the “$0.11 Notes”).

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $550,000 in principal amount of $0.11 Notes from the Company on or before September 30, 2020, the Institutional Investor will have the right to purchase another tranche of $0.11 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through December 31, 2020.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $550,000 in principal amount of $0.11 Notes from the Company on or before December 31, 2020, the Institutional Investor will have the right to purchase another tranche of $0.11 Notes up to an aggregate of $1,100,000 in principal amount, at any time and from time to time through April 30, 2021.

January 2018 Financing

Effective January 22, 2018, we entered into a financing agreement with a high net worth investor (the “HNW Investor”) to provide the Company with up to $1.4 million in convertible note funding (the “January 2018 Notes”) through July 31, 2018 (the “January 2018 Financing Agreement”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per shares (the “$0.10 Notes”).

Use of Proceeds

The proceeds from the offer and sale of the $2.1M Notes, the May 2017 Notes and the January 2018 notes, are and will be used to fund the Company’s growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, acquisition and development of our Lebanon, Oregon legal cannabis cultivation and manufacturing facility and the introduction of new Kaya Shack™ branded cannabis products.

Market Overview

According to research firm Cowen & Co., legal cannabis sales in the U.S. are expected to reach $75 billion by 2030. The industry research firm Arcview, estimates a $22.6 billion legal cannabis market in North America by 2021, with 87% of all sales occurring in the United States. The Arcview forecast assumes a 27% compound annual growth rate, an assumption supported by current rates of growth, while reliant on additional states passing both recreational and medical cannabis laws.

Thirty states and the District of Columbia have legalized marijuana in some capacity. Additionally, eight states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington State) and the District of Colombia have approved the implementation of legal recreational marijuana use. The Marijuana Business Factbook 2017, published by industry news source Marijuana Business Daily, estimates that the legal marijuana sector will grow more than 300% from sales of $1.8 billion to $17.1 billion in 2021. The firm estimates that the economic impact of the legal cannabis industry will exceed $70 billion, placing it almost on par with nutraceuticals and ahead of movie tickets and retail ice cream. According to the Factbook, “to get another idea of just how big the marijuana industry has become, look to employment numbers. The cannabis sector now employs between 165,000-230,000 full and part-time workers….to put this in perspective, there are now more marijuana industry workers than there are bakers or massage therapists in the United States”.

Kaya Cares Cannabis Opioids Swap Program

In November 2017 the Company assisting in initiating a conversation on the role marijuana can play in addressing the opioid epidemic by announcing a willingness to implement Kaya Cares, an opioid – cannabis replacement program for current opioid prescription holders seeking to explore the efficacy of marijuana as a pain management substitute. The Company is proud to announce that its initiative was promoted online by a Now Weed Episode that gathered more than half a million views, attracted the support of minor celebrities, and reached the highest echelons of the Oregon State Government. The Company is further pleased to share that the Oregon Liquor Control Commission (“OLCC”) which is the State of Oregon’s marijuana licensing and regulatory authority, has opened a dialogue with local experts to explore legal and practical ways to use cannabis to alleviate some of the consequences of the opioid epidemic in Oregon. Kaya Holdings management has and will be participating in this critical dialogue and hopes to be part of the solution.

Corporate Information

Our corporate office is located at 888 South Andrews Avenue, Suite 302, Fort Lauderdale, Florida, 33316. Our website is www.kayaholdings.com. Information contained on our website does not constitute part of this Annual Report.

The Kaya Shack™ Brand

Kaya Holdings operates the Kaya Shack™ brand of legal medical and recreational retail marijuana stores.

Kaya Holdings operates four recreational marijuana retail outlets and medical marijuana dispensaries in Oregon under the Kaya Shack™ brand. In addition to these four Kaya Shack™ retail marijuana stores, the Company plans to identify and lease locations for, license and seek to open up to four additional Kaya Shack™ Marijuana Superstores in other Oregon markets over the next 18 to 24 months, as well as explore opportunities in other states to increase its retail footprint. Additionally, the Company is exploring opportunities to further its operation in Oregon and elsewhere through the acquisition of currently licensed and operating retail operations, which can be converted to the Kaya Shack™ model.

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

Kaya Shack™ retail outlets are open 7 days a week- Monday through Saturday from 8:00 am to 10:00 pm, and Sunday 8:00 AM to 9:00 PM. Operations follow an operational manual that details procedures for 18 areas of operation including safety, compliance, store opening, store closing, merchandising, handling of cash, inventory control, product intake, store appearance and employee conduct.

In compliance with regulations, all marijuana and marijuana infused products sold through our stores are quality tested by independent labs to assure adherence to strict quality and OLCC regulations.

Kaya Shack™ Retail Outlets

I. Kaya Shack™, 1719 SE Hawthorne Blvd., Portland, Oregon

KayaShack
iDope
DEVIL'S DILL
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack

Our first Kaya Shack™ is in the heart of the trendy Hawthorne district in southeast Portland (the Greenwich Village of the West Coast). The store is located next door to a cell phone repair shop, and near to Devil’s Dill restaurant and No Fun pub. There are also a McMenamins restaurant, tattoo parlor, convenience store, hair/nail salon and a soccer sports bar. The area around the shop is mixed use (commercial and residential).

Be Kind
EXIT
Kaya
KayaShack
KayaBuddies
Be Kind
DON'T PASS IT ON.
KEEP IT

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

Our Portland outlet initially operated as an MMD. In connection with the transition of recreational marijuana retailer licenses from the OHA to the OLCC, we applied for an OLCC license for the facility in 2016. However, issuance of the OLCC license for the Portland, Oregon outlet was delayed because of the need to resolve various local issues with the City of Portland. Accordingly, from January 1, 2017 until May 2, 2017, when we received Kaya Shack TMOLCC Marijuana Retailer License #3 for this location, sales at the Portland, Oregon location were limited to medical marijuana and as such our revenues from this location were impacted.

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

IV. Kaya Shack™ Marijuana Superstore, Central Salem, Oregon

SPARKY'S
BREWING CO.
POPEYES
LOUISIANA KITCHEN
KayaShack
Spin City
LAUNDROMAT
ANYTIME FITNESS
OPEN 24 HRS
TANNING
DRIVE THRU
Carl's Jr.
MUCHAS
Miracle-Ear
GAMES
SANDWICH EXPRESS
PLEASE
AFFORDABLE TOWING
(503) 363-0095
ONLY
Challenger

Our fourth Kaya Shack™ is located in North Salem, Oregon in a strip mall directly behind Carl Jr. and Popeye’s Chicken restaurants and alongside a microbrewery sports bar, laundromat, and Hawaiian sandwich shop. The area around the shop is primarily commercial with residential complexes to be constructed in 2018. It has a footprint of approximately 3100 square feet and utilizes the Kaya Shack™ Marijuana Superstore model reflected in our third outlet and we believe substantially completes our geographic penetration of the Salem, Oregon market.

We received Kaya Shack TM OLCC Marijuana Recreational Retailer License #4 on February 15, 2018. After various construction and permitting delays, on April 12, 2018 the location opened for business with both recreational and medical sales.

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

Kaya Shack™ Home Delivery

In early February of 2017, the Company began the process of filing applications to add Home Delivery Service for three of its Kaya Shack™ retail marijuana stores at the advice of one of their OLCC examiners. As of the date of this Annual Report, the Company has received approvals from the OLCC to add Home Delivery to all four of its currently OLCC licensed locations.

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

On April 11, 2017 the Company took delivery of its first four Fiat 500 cars to begin building their Kaya Car™ Home Delivery Service fleet. The cars have been customized with distinctive Kaya Shack™ vehicle wrapping featuring the Company’s branding logos and colors and outfitted with safes and security, and the Company is developing the Kaya Shack™ Delivery App for use by its customers to order “Fast, Free Delivery” of the complete line of both medical and recreational grade Kaya Shack™ cannabis products.

The Company intends to initiate its Kaya Car™ Home Delivery Service within the next 30 days, contemporaneously with a grand opening celebration for all four OLCC-Licensed Kaya Shack™ retail marijuana stores and to commence to move to the next stage of branding and retail development. The Company has reserved and is developing the website www.kayadelivers.com to advance the growth of its delivery service.

 Kaya Farms™ Marijuana Grow and Manufacturing Complex

On March 21, 2017, KAYS announced that it was in the process of expanding its grow and manufacturing operations and had retained a realtor to assist in identifying a suitable acre tract of land in Oregon which would permit KAYS to expand its grow operations. As part of this expansion, KAYS ceased operations of its then existing Portland grow facility at the end of March 2017, arranged to maintain its genetics library of over 30 strains of cannabis at an OHA licensed medical grow site and contracted with farmers to meet demand until the new facility is secured, built and fully operational.

In August 2017, KAYS acquired a 26 acre parcel in Lebanon, Oregon, which KAYS intends to develop as a legal cannabis cultivation and manufacturing facility. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows, as well as expansion of its production capabilities with brands in oils, vape cartridges, concentrates, a selection of edibles, and infused creams and lotions.

 Kaya Farms™ Pending Zoning Activity

On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya Farms™ Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

On March 9, 2018 the Company was notified by the Linn County, Oregon Planning and Building Department that the application was deemed complete and received an official letter of completeness with respect to the application. The formal “Letter of Completeness,” sent March 9, 2018 by a Linn County Senior Planner, confirmed the eligibility of the Company’s 26-acre plot for the purposes of growing legal cannabis, as well as the eligibility of the property for a special purpose exemption for the Company’s proposed manufacturing operations. The County has tentatively scheduled a decision on the application for April 20, 2018.

Please see the following pages to view a copy of the Linn County “Letter of Completeness” for the Kaya Farms™ Marijuana Grow and Manufacturing Complex

LINN COUNTY PLANNING AND BUILDING DEPARTMENT
Robert Wheeldon, Director

Room 114, Linn County Courthouse
PO Box 100, Albany, Oregon 97321
Phone 541-967-3816 Fax 541-926-2060
www.co.linn.or.us

LETTER OF COMPLETENESS

March 9, 2018

MJAI Oregon 5, LLC
Attn: Craig Frank
34225 Kowitz Road
Lebanon, OR 97355

RE: PD18-0042; completeness review of an application for a site plan review for marijuana production. Also, PD18-0043; completeness review of an application for a conditional use permit for marijuana processing on a 26.50-acre property zoned Exclusive Farm Use (EFU) (T11S, R01W, Section 27C, Tax Lot 400).

Dear Mr. Frank:

Your application was reviewed and deemed complete on March 9, 2018, pursuant to the criteria in LCC 921.040. The application is classified as a Type II review and will be decided in accordance with the applicable procedures, time frames and decision criteria of the Linn County Land Development Code. A final action will be made by the Director consistent with the time limitations set forth in LCC 921.140.

A decision on your application is tentatively scheduled for April 20, 2018. You will be contacted if we need additional information from you. Failure to submit requested information deemed necessary for the timely disposition of your permit application may result in denial of your application.

Pursuant to LCC 921.060(D)(8), if you submit any evidence or testimony after notice has been given on an application deemed complete and the new evidence or testimony substantially changes the proposal, then the Director shall not consider such evidence and shall not receive such new evidence into the record. If you desire that the new evidence be received you must withdraw the application and submit a new application, including fees.

If you have any questions, please contact me at (541) 967-3816, ext. 2360 or aboles@co.linn.or.us.

Sincerely,

Alyssa Boles
Senior Planner

c: W. David Jones, Will Dixon, 34225 Kowitz Road, LLC

LINN COUNTY PLANNING AND BUILDING DEPARTMENT
Robert Wheeldon, Director

Room 114, Linn County Courthouse
PO Box 100, Albany, Oregon 97321
Phone 541-967-3816 Fax 541-926-2060
www.co.linn.or.us

NOTICE OF PENDING LAND USE ACTION

The following request has been submitted for review by this Department. Any comments you wish to provide must be received by **5:00 p.m., March 30, 2018**. All comments will be appreciated; however, Oregon law requires that written comments specify which application criteria apply to submitted testimony.

APPLICANT NAME: MJAI Oregon 5, LLC **LANDOWNER:** 34225 Kowtiz Road, LLC

FILE NUMBER/ TYPE OF REQUEST: PD18-0042: site plan review for marijuana production, as allowed under Linn County Code (LCC) Section 928.310(B)(1). Also, PD18-0043: application for a conditional use permit for marijuana processing, pursuant to LCC Section 928.320(B)(19).

LOCATION OF PROPERTY: The property is located at 34225 Kowitz Road, Lebanon (T11S, R01W, Section 27C, Tax Lot 400).

PLAN DESIGNATION/ZONE DESIGNATION: Agricultural Resource/Exclusive Farm Use (EFU)

URBAN GROWTH AREA/PLANNING AREA: N/A

SUMMARY OF REQUEST: The applicant is establishing an indoor and outdoor marijuana production operation as a farm use under LCC 928.310(B)(1). The applicant is also requesting a conditional use permit to establish a marijuana processing operation on the same property. The uses are proposed in accordance with the applicable standards found in LCC Chapter 940. The subject property is located on the east side of Kowitz Road, approximately 0.28 miles north of the intersection of Kowitz Road and Lacomb Drive, and approximately 5.16 miles northeast of the city limits of Lebanon. The purpose of this notice is to solicit comments and input from surrounding property owners and affected agencies regarding the applicable decision criteria (attached) so that the Department may make a final land use decision.

COMMENTS:____

____

____

____

BY ____________________ **AGENCY (IF ANY)**____________ **DATE**____________

==

STAFF CONTACT PERSON: Alyssa Boles; (541)967-3816, ext.2360 or aboles@co.linn.or.us

Linn County					State of Oregon				Other
X	EHP	X	Sheriff		DEQ		ODOT/OSHD		School:
	Parks	X	Bldg Official		DOGAMI		ODSF	X	Landowners
X	Assessor	X	Roads	X	DSL		DLCD		City Of:
X	GIS		Surveyor	X	Water		Parks	X	Other: OLCC
X	Floodplain Manager				ODFW		State Fire Marshal	X	RFD: Lebanon Fire

NOTICE TO MORTGAGEE, LIENHOLDER, VENDOR, OR SELLER: ORS 215 requires that if you receive this notice, it must be promptly forwarded to the purchaser.

1. Oregon law [ORS 215.416(5)] requires that local governments make copies of applicable decision criteria available to any participant in a land use hearing. This application will be reviewed, and a decision made, using the decision criteria listed below.

Sections 940.400 and 940.500(A)(2) & (B) of the Linn County Land Development Code (Code) contain the standards specified for use with these applications. Section 933.310(B)(1-4 & 6) of the Code contains the criteria specified for use with the conditional use permit application.

940.400 - Marijuana production

(A) Marijuana production is limited to the Agribusiness (AB), Freeway Interchange Commercial (FIC), Heavy Industrial (HI), Light Industrial (LI), Rural Commercial (RCM), Urban Development (UD-II), Exclusive Farm Use (EFU), Farm/Forest (F/F), and Forest Conservation Management (FCM) zoning districts and shall be subject to the following standards and criteria:

(1) Minimum lot size. For production in the EFU, F/F, and FCM zoning districts, the subject property shall be a minimum of two acres, except that if outdoor production is proposed, the subject property shall be a minimum of five acres.

(2) Setbacks. Outdoor production, as defined in LCC 920.100(B)(204), shall be a minimum of 100 feet from all property lines. Any structure used for indoor production, as defined in LCC 920.100(B)(147), shall comply with the structural setback standards of the underlying zone or be located a minimum of 100 feet from an existing dwelling that is not located on the same property as marijuana production use, whichever is greater.

(3) Access. The subject property shall have frontage on, and direct access from, a constructed public, county, or state road, or take access on an exclusive road or easement serving only the subject property. However, the easement standard will be waived if the property takes access via a private road or easement which also serves other properties and evidence is provided by the applicant, in the form of a petition, that all other property owners who have access rights to the private road or easement agree to allow the specific marijuana production described in the application. Such evidence shall include any conditions stipulated in the agreement.

(4) Lighting. Lighting shall be regulated as follows:

(a) Light cast by light fixtures inside a building used for marijuana production shall not be visible outside the building between the hours of 7:00 p.m. to 7:00 a.m., except for the months of June, July and August, where light cast by light fixtures inside a building used for marijuana production shall not be visible outside the building between sunset and sunrise.

(b) Outdoor marijuana grow lights shall not be illuminated from 7:00 p.m. to 7:00 a.m., except for the months of June, July and August, where outdoor marijuana grow lights shall not be illuminated between sunset and sunrise.

(c) Light cast by exterior light fixtures other than marijuana grow lights (e.g., security lights, driveway lights) shall not be directed skyward and shall be directed within the boundaries of the subject property.

(5) Odor. As used in this section, building means the building, or portion thereof, used for indoor production. This section does not apply to a building approved as part of outdoor production, as defined in LCC 920.100(B)(204).

(a) The building shall be equipped with an activated carbon filtration system for odor control to ensure that air leaving the building through an exhaust vent first passes through an activated carbon filter.

(b) The filtration system shall consist of one or more fans and activated carbon filters. At a minimum, the fan(s) shall be sized for cubic feet per minute (CFM) equivalent to the volume of the building

PD18-0042 & PD18-0043; MJAI Oregon 5, LLC
2

(length multiplied by width multiplied by height) divided by three. The filter(s) shall be rated for the applicable CFM.

(c) The filtration system shall be maintained in working order and shall be in use. The filters shall be changed a minimum of once every 365 days.

(d) Negative air pressure shall be maintained inside the building.

(e) Doors and windows shall remain closed, except for the minimum length of time needed to allow people to ingress or egress the building.

(f) The filtration system shall be designed by a mechanical engineer licensed in the State of Oregon. The engineer shall stamp the design and certify that it complies with LCC 940.400(A)(5).

(g) An alternative odor control system is permitted if the applicant submits a report by a mechanical engineer licensed in the State of Oregon demonstrating that the alternative system will control odor as well or better than the activated carbon filtration system otherwise required.

(6) Noise. The applicant shall submit a noise study by an acoustic engineer licensed in the State of Oregon. The study shall demonstrate that generators as well as mechanical equipment used for heating, ventilating, air conditioning, or odor control will not produce sound that, when measured at any property line of the subject property, exceeds 50 dB(A).

(7) Security Cameras. If security cameras are used, they shall be directed to record only the subject property and public right-of-way, except as required to comply with licensing requirements of the Oregon Liquor Control Commission (OLCC) or registration requirements of the Oregon Health Authority (OHA).

(8) Water. The applicant shall submit:

(a) A water right permit or certificate number for the proposed marijuana production;

(b) A statement that water is supplied from a public or private water provider, along with the name and contact information of the water provider; or

(c) Proof from the Oregon Water Resources Department that the water to be used for marijuana production is from a source that does not require a water right.

(9) Waste Management. Marijuana waste shall be stored in a secured waste receptacle in the possession of and under the control of the OLCC licensee or OHA registrant. Outdoor storage of marijuana waste is prohibited. Marijuana waste burning is prohibited.

(10) Fencing. Fencing, walls, or other barriers, as required by state law, shall not be constructed of temporary materials such as plastic sheeting, hay bales, tarps, etc. Fencing shall not be electrified, use barbed wire, razor wire, concertina coils, anti-climb spikes or any other similar security feature designed to discourage ingress through the potential of causing bodily harm.

(11) Survey. Pursuant to OAR 845-025-1030(4)(c), a survey prepared by an Oregon licensed surveyor that accurately reflects the property lines of the subject property is required to be submitted as part of an application for outdoor marijuana production. The survey is required in order to ensure that the outdoor marijuana production operation is located entirely on the subject property and does not encroach onto adjacent properties.

(12) Marijuana production is subject to the size limitations found in OAR 845-025-2040.

(13) Marijuana production shall be subject to a Type IIA site plan review per LCC 921.080(B)(13).

940.500(A)(2) & (B) - Marijuana processing

(A)(2) EFU and F/F zoning districts:

(a) Only dry, water, or CO-2 processing is allowed.

(b) All marijuana processing shall be located entirely within one or more completely enclosed buildings.

(c) Marijuana processing is subject to the lighting, odor, noise, security camera, water, and waste management criteria and standards described in LCC Section 940.400.

(B) Marijuana processing is permitted only on properties located within the boundaries of a fire protection district.

PD18-0042 & PD18-0043; MJAI Oregon 5, LLC
3

933.310(B)(1-4 & 6) - RRZ Conditional Uses, Generally

(1) The development site has physical characteristics needed to support the use. Those characteristics include, but are not limited to, suitability for a sewage treatment system and an adequate supply of potable water.

(2) The development will not be located within a mapped geologic hazard area or within a 100-year floodplain unless it is demonstrated that the proposal can be designed and engineered to comply with accepted hazard mitigation requirements.

(3) The proposal will not have a significant adverse impact on sensitive fish or wildlife habitat.

(4) The proposed use will not force a significant change in, or significantly increase the cost of, accepted farm or forest practices on surrounding lands devoted to farm or forest use.

(6) The location, size, design and operating characteristics of the proposed development will be made reasonably compatible with and have minimal impact on the livability and appropriate development of nearby property. The proposed use will be reviewed with respect to scale, bulk, coverage, density, the availability of necessary public facilities and utilities, traffic generation, road capacity and safety and to other related impacts of the proposal.

2. All testimony and evidence must be directed toward the criteria described above or other criteria in the plan or land use regulations, which you believe, apply to the decision. Failure to raise an issue before the close of the record during the comment period/final evidentiary hearing, by letter or in person, or failure to provide statements or evidence sufficient to afford the decision maker(s) and the parties an adequate opportunity to respond to each issue raised precludes an appeal based on that issue.

3. Please note the deadline stated in the accompanying notice for submitting your written comments for decisions to be made by the Planning and Building Department Director. Oral comments cannot be accepted for Director decisions.

4. If a public hearing is scheduled before either the Planning Commission or the Board of County Commissioners, written and/or oral comments may be submitted either before and/or during that hearing. Please note the time and date of the hearing in the accompanying notice.

5. A map(s) depicting the parcel under review and surrounding lands is attached to the notice.

6. A copy of the application, all documents and evidence submitted by or on behalf of the applicant and the applicable criteria are available for inspection at no cost and will be provided at reasonable cost. For applications scheduled for public hearing, a staff report will be available for inspection at the Department at least seven days prior to the hearing. A copy of the staff report will be provided at reasonable cost.

7. If additional documents or evidence are provided by any party, the local government may allow a continuance or leave the record open to allow the parties a reasonable opportunity to respond. Any continuance or extension of the record requested by the applicant shall result in a corresponding extension of the 150-day time limitations of ORS 215.427.

8. Prior to the conclusion of the initial evidentiary hearing, any participant may request an opportunity to present additional evidence or testimony regarding the application. The decision maker shall grant the request by either (a) continuing the public hearing or (b) leaving the record open for additional written evidence or testimony. If the decision maker grants a continuance, the hearing shall be continued to a date, time and place certain at least seven days from the initial hearing.

    (a) At the continued hearing, persons may present and rebut new evidence and testimony. If new written evidence is submitted, any person may request, prior to the close of the continued hearing, that the record be left open for at least seven more days to submit additional written evidence or testimony to respond to the new written evidence.

    (b) If the record is left open, it shall remain open for at least seven days. During the period the record was left open, any participant may file a written request with the local government for an opportunity to respond to new evidence submitted. If the record has been closed and such a request has been timely filed, the record shall be reopened. Unless waived by the applicant, the applicant shall have at

PD18-0042 & PD18-0043; MJAI Oregon 5, LLC
4

least seven days after the record is closed to all other parties to submit final written arguments in support of the application. The applicant's final submittal shall be considered part of the record, but shall not include any new evidence. **If the record is reopened to admit new evidence or testimony, any person may raise new issues, which relate to the new evidence, testimony or decision criteria for the application.** Except when requested or agreed to by the applicant, the extension shall be subject to the 150-day limitations of ORS 215.427.

9. Appeals from Departmental decisions result in a hearing before the Planning Commission; appeals from Commission decisions result in a new hearing before the Board of County Commissioners.

10. Testimony or evidence previously submitted to the Commission must be **resubmitted** by the parties to the Board for the new hearing.

11. If this case is scheduled for a public hearing, the hearing will begin with a declaration of any ex parte contacts (contacts which occurred outside of the public hearing) or any conflict of interest by the decision makers. This will be followed by the staff report from the planning department. Then the applicant (or appellant if case is an appeal) will testify, followed by testimony by other people in support of the application. After the people who are in favor of the application are finished, testimony from opponents will begin. This will be followed by testimony from people who neither favor nor oppose the application. The applicant will then be given the opportunity for rebuttal. The decision makers are free to ask questions of any person who has testified or of staff at any point during the hearing.

    If the hearing is continued or the record is left open, the chairperson will announce the date, time, and place for resumption of the hearing and/or what limitations exist on further testimony or submittal of written materials. If a site visit is warranted, the chairperson will announce the time and date of such a visit. If the hearing and record are closed, the decision makers will begin deliberations and/or will announce the time, date and place when the decision will be made.

PD18-0042 & PD18-0043; MJAI Oregon 5, LLC
5

Linn County Planning & Building Department

Notice Map

11S01W27 00401
MEYER
201.15 Acres
11S01W27 01700
MEYER
114.12 Acres
11S01W27C 00100
THURLO
14.72 Acres
11S01W27C 00200
MCKAIN
24.63 Acres
KOWITZ RD
11S01W27C 00300
BURTON
8.32 Acres
EFU
11S01W27C 00500
KEEP
5.01 Acres
11S01W27C 00400
34225 KOWITZ RD, LLC
26.5 Acres
11S01W27C 00800
BAR JM LLC
16.48 Acres
11S01W27C 00900
VON RUDEN
12.93 Acres
11S01W27 01401
BOND
79.56 Acres
RR-5
700
1000
1300
1100

1 inch = 400 feet

Subject Property
taxlots
Zoning

PD18-0042 & PD18-0043
11S01W27C 00400
MJAI OREGON 5, LLC
26.5 acres

N
W
E
S

03/07/2018

KAYA FARMS AG. FACILITY

SITE PLAN REVIEW APPLICATION

34225 Kowitz Road, Lebanon, Oregon 97355 ~ TaxMap: 11S-01W-27C Lot# 00400

NOTE
(e) = Existing
(p) = Proposed

KOWITZ ROAD
P.L. ±495'
(e) NEIGHBORING DWELLING
±60'
Property Line ±1,895'
100' SETBACK
(e) Wetland
±335'
±175'
50' SETBACK
(e) Wetland
(p) SEPTIC SYSTEM & DRAINFIELD as per Approved Site Evaluation & On-Site Sewage Disposal
±20'
±500'
±360'
±360'
±216'
P.L. ±594'
(e) Gate, Fence & Hedge along Road
(e) House
(p) FENCE / SCREENING
25K sf ±70'
(p) GROW BLDG. #1
25K sf
(p) GROW BLDG. #2
15K sf
(p) PROCESS BLDG.
±38'
(e) Power Pole & Trnsfrmer
(e) GRAVEL ACCESS
(p) SECURITY GATE
±30'
±15'
±10'
(p) HOOP HOUSES
3600 sf Each
All (p) Storm Water to Drain on-site
(e) Well
(e) Barn
±130'
100' SETBACK
(p) Parallel PARKING along Access Drive
(e) Garage
(e) Braier Bridge
(e) Pump House
(e) PROPERTY AREA ±1,128,500 sf / ±25.91 Acre
(p) DEVELOPMENT AREA defined by security fence ±273,400 sf / ±6.28 Acre
P.L. ±1,944'
(e) Trees & Landscaping to Remain
(e) FLOOD PLAIN
(e) CREEK
(e) PROPERTY ZONE EFU = Exclusive Farm Use
(p) EXTERIOR LIGHTING shall not be directed skyward and shall be directed only within the boundaries of the property. All proposed construction and operation shall comply with Linn County Development Code and associated permit approvals.
(p) INTERIOR LIGHTING shall comply with Marijuana Production Code 940.400(4)

ⓑ (p) SITE PLAN

Scale: 1" = 200' - 0" *when printed on 11x17*

Tax Map 11S 01W 27C - Lot 00400

SANTIAM HWY SE
SOUTH SANTIAM RIVER
SITE
Lacomb Dr.
HWY 210
City of LEBANON

ⓐ VICINITY MAP

Scale: For Reference Only

REGISTERED ARCHITECT
WILLARD C. DIXON
EUGENE, OREGON
STATE OF OREGON

PROJECT SCOPE

NEW COMMERCIAL AGRICULTURAL FACILITY in Agricultural Buildings and Hoop Houses for the Production, Processing, and associated Storage of Cannabis.

PROGRAM NEEDS

(p) GROW BUILDING #1 (indoor)............ ±25,000 sf
Mother / Clone / Veg.

(p) GROW BUILDING #2 (indoor)............ ±25,000 sf
Veg. / Flower
Drying & Trimming Areas

(p) PROCESS BUILDING .... ±15,000 sf
Small Scale Processing
/ Comm. Kitchen

(p) GROW HOOP HOUSES (outdoor) .... ±3,600 sf EACH

GENERAL NOTES

The information contained within this drawing set is for Planning & Design purposes; it does not provide approval for construction. General Contractor to Verify all Field Conditions, Utilities & Dimensions prior to providing Material & Equipment, and prior to Installation, Fabrication & all approved Construction. Comply with all applicable Local, State & Federal Laws, Regulations & Codes.

OWNER CONTACT

MJAI Oregon 5, LLC /
Marijuana Holdings Americas, Inc.,
dba Kaya Farms
Attn: W. David Jones
PHONE: 561-400-1971
EMAIL: wdavejones1@icloud.com

KAYA FARMS Ag. Facility

OFFICE: 753 W. 5TH Avenue
Eugene, OR 97402-5103
PHONE: 541.689.3548
EMAIL: wcd@willardcdixon.com
MOBILE: 541.868.5960

WILLARD C. DIXON Architect, AIA

DES: WCD
DRF: TMS
DATE: 02/ 09/ 2018
REV: 02/ 14/ 2018

KAYA FARMS Ag. Facility
34225 Kowitz Rd., Lebanon, OR 97355
(p) SITE PLAN

© 2018 WILLARD C. DIXON Architect, LLC

A1
1 of 1

Kaya Farms™ - Cannabis and Cannabis Products

 Kaya Buddie™ Strain Specific Cannabis Cigarettes

June 8th — Best Friends
KayaShack
KayaBuddies
Snow Leopard
Critical Cure
God Bud
Banana Kush

In 2016 the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. Kaya Buddies™ cannabis cigarettes have been very well received by medical patients and recreational users, with the Company selling almost 100,000 Kaya Buddies™ since launching the brand in January 2016. The brand, marketed under the tagline “Buds with Benefits”, features over 50 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. In early 2018 the Company set up a formal manufacturing center for the production of Kaya Buddies™ at its South Salem Kaya Shack Superstore (Kaya #2) and is in the process of completing remodeling there to showcase the production of their Kaya Buddies™ cannabis cigarettes to shoppers.

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

The California recreational cannabis market is by far the largest potential market in the country, and our operations in Oregon allow for a natural progression and expansion down the I-5 corridor into California. Florida, should it become a recreational market, could be a potentially large market for us as well, because we believe that KAYS would have a distinct advantage in the state, as it is one of the few Florida-based entities whose management has significant experience in owning and operating retail dispensaries, a grow and manufacturing operations.

Growth Strategy

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

·	All operations are to be conducted in accordance with State and Local Laws and Federal Enforcement Policies and Priorities as it relates to Marijuana (as outlined in the Justice Department's Cole Memo dated August 29, 2013, US Attorney General Jeff Sessions Memo dated January 4, 2018, and subsequent commentary from US Attorney for the District of Oregon Billy Williams).

·	The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.

·	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.

·	The Company shall work with law enforcement and government officials to insure compliance with all regulations.

Marketing and Sales

The Company will only market its legal marijuana as in compliance with applicable state law.

The Company employs a marketing campaign consisting of four cornerstones:

·	Promoting and establishing the Kaya Shack™ brand.

·	A positive and active online presence.

·	Daily specials and promotions.

·	Quirky and fun holiday specials.

Our core strategic marketing objectives include:

Establishingthe Kaya Shack™ Brand – positioning the Company’s brand to have positive and value related associations with all prospective and existing customers.

Operating Cooperatively - cooperation, as a strategy, helps develop a network of suppliers and marketing channels able to promote Kaya Shack™.

Delivering Value - customer value is achieved when the perceived value of what we sell along with the value of the experience we deliver exceeds the price we charge.

Driving Customer Traffic - the only two ways to increase store income is to sell more to our existing customers and attract new customers. Programs are in place to accomplish both tasks.

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

Employees

As of the date of this Annual Report, our Oregon operations have a total of 17 part-time store employees including budtenders, trimmers, growers, and 5 full-time employees, consisting of two store managers, a Sales and Marketing Coordinator, the Director of Dispensary and Grow Operations and a Master Grower. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

ITEM 1A. Risk Factors.

We have a limited operating history with our current business .

The Company was incorporated in 1993 and has engaged in a number of businesses as both a private and as a publicly held company, including the online sale of specialty foods, online marketing and website development.

KAYS’s legal marijuana business, which it has focused on since 2014, only commenced generating more than a limited level of revenues subsequent to the commencement of legal recreational marijuana sales in Oregon on October 1, 2015. Accordingly, our operations continue to be subject to all the problems, expenses, difficulties, complications and delays encountered in an early stage business. There can be no assurance that the Company will generate significant revenues or operate at a profit.

The Company will require additional financing to become commercially viable.

The Company’s current legal marijuana operations can be capital intensive.

During the years ended December 31, 2017 and 2016, we raised approximately $3,150,000 and $1,185,000 respectively, through a series of private of debt and equity offerings to finance operations for its legal marijuana operations in Oregon.

The Company incurred net losses of 14,881,793 and $19,849,262 for the years ended December 31, 2017 and 2016, respectively. The majority of our net losses during these years ended December 31, 2017 and 2016 were not actual operating losses but were a result of the derivative liabilities from the conversion of debt from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

At December 31, 2017, we had a total stockholders' deficit of $32,402,409 and a working capital deficiency of $1,499,656. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We currently rely on certain key individuals, and the loss of one of these key individuals could have an adverse effect on the Company.

Our success depends to a certain degree upon certain key members of our management and certain key consultants to the company. These individuals are a significant factor in our growth and success. The loss of the services of such members of management could have a material adverse effect on our Company.

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

Notwithstanding its legalization for recreational and/or medical use by a growing number of states, the growing, transport, possession or selling of marijuana continues to be illegal under federal law. Although the Obama administration had made a policy decision to allow implementation of state laws legalizing recreational and/or medical marijuana use and not to federally prosecute anyone operating under state law, the continuance of that policy is not assured under the Trump administration and could change at any time, which might render our marijuana operations illegal and adversely affecting KAYS’s business, financial condition and results of operations.

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

Our planned operations will be subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:

·	breakdown of the equipment;

·	labor disputes;

·	imposition of new government regulations;

·	sabotage by operational personnel;

·	cost overruns; and

·	fire, flood, or other acts of God.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act `Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial office and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company

·	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identity other deficiencies that we may not be able to timely remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“ Sarbanes Oxley”). Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly

The Jumpstart our Business Startups Act of 2012 (the “Jobs Act”) has reduced the information that the Company is required to disclose.

Under the Jobs Act, the information that the Company will be required to disclose has been reduced in a number of ways.

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company ,” as defined in the Jobs Act (an “EGC”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

·	The Company is excluded from Section 404(b) of Sarbanes-Oxley, which otherwise would have requiredt he Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The Jobs Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.

·	The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.

·	As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company.”

·	In the event that the Company registers the common stock under the Exchange Act,t he Jobs Act will also exempt the Company from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act:

(i)	the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act;

(ii)	the requirements of Section 14A(b) of the Exchange Act relating to shareholder advisory notes on “golden parachute” compensation;

(iii)	the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance; and

(iv)	the requirement of Section 953(b)(1)of the Dodd-Frank Act, which requires disclosureas to the relationship between the compensation of the Company’s chief executive officer and median employee pay.

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

·	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;

·	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains office space at 888 S Andrews Ave, Suite 302, Fort Lauderdale, Florida 33316, pursuant to the terms of a commercial office lease providing for current rental payments of $4,055.63 per month. The lease was entered into on June 12, 2017, provides for an annual escalation of 3% effective January 1 of each year and extends for a period of five (5) years.

Our Kaya Shack™ retail outlet located at 1719 SE Hawthorne Boulevard, Portland, Oregon 97214, is occupied pursuant to a lease expiring in April 2019, at a current monthly rental of $ 2,430.94. The lease provides for an annual rental rate increase of 4% effective May of each year, and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore located at 5757 Commercial Street SE, Salem, Oregon 97306 is occupied pursuant to a lease expiring in May 2020, at a current monthly rental of $ 4,195.84. The lease provides for an annual rental rate increase of 3% effective May of each year, and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore opened in March 2017 and located at 2505 Liberty Road NE #120, Salem, Oregon 97301 is occupied pursuant to a lease expiring in August, 2022, at a current monthly rental of $ 6,182.23. The lease provides for an annual rental rate increase of 3 % effective August of each year, and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore located dispensary at 1252 23 rd St. SE #150, Salem, Oregon 97306, which opened April 12, 2018 is occupied pursuant to a lease expiring in August, 2022 at a current monthly rental of $6,720.02. The lease provides for an annual rental rate increase of 3% effective May of each year, and two (2) five-year extension options at market rate.

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

.As disclosed in “Item 1. Business,” in August 2017, KAYS acquired a 26 acre parcel in Lebanon, Oregon, which KAYS intends to develop as a legal cannabis cultivation and manufacturing facility. The purchase price for the property was $ 510,000.00, paid in full upon acquisition.

 ITEM 3. Legal Proceedings.

From time to time KAYS be party to various legal proceedings in the ordinary course of business. No currently pending proceedings, if adversely determined, are expected to have a material adverse effect on KAYS, its properties, operations and conditions (financial or otherwise).

ITEM 4. Mine Safety Disclosures.

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

Quarter	High	Low
December 31, 2017	$.30	$.10
September 30, 2017	$.188	$.11
June 30, 2017	$.273	$.14
March 31, 2017	$.453	$.2862
December 31, 2016	$.57	$.07
September 30, 2016	$.08	$.06
June 30, 2016	$.09	$.05
March 31, 2016	$.12	$.06

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

Holders of Our Common Stock

As of April 17, 2017 we had 618 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of April 17, 2017, they held 66,685,898 shares of common stock for these shareholders. Accordingly, we believe that KAYS has in excess of 4,000 beneficial stockholders as of such date.

Securities Authorized for Issuance under Equity Compensation Plans

			Number of securities to		Number of securities remaining available for
			be issued upon exercise of	Weighted-average exercise	future insurance under equity compensations
			outstanding options,	price of outstanding options,	plans (excluding securities reflected in column
Plan category			warrants and rights	warrants and rights	(a))
Equity compensation plans
approved	by	security	17,225,000 shares (1)		2,775,000 shares (1)
holders				n/a

Equity compensation plans
not approved by security
holders			0 shares	n/a	0 shares

(1)	Represents shares of common stock issued or reserved for issuance under our 2011 Incentive Stock Plan.

Recent Sales of Unregistered Securities

As detailed in the accompanying financial statements and footnotes, in 2017 KAYS issued a total of 21,266,292 shares of common stock to shareholders of the Company for conversion of principal and interest due from convertible promissory notes.

Additionally, as noted in prior 8K and 10-Q filings KAYS as well as elsewhere in this 10K filing, in 2017 KAYS sold a total of $1,850,000.00 principal amount of Convertible Promissory Notes from the $2.1 Million Financing Agreement and $1,300,000.00 principal amount of Convertible Promissory Notes from the May 2017 Financing Agreement.

In 2018 KAYS received a total of $450,000.00 from additional sales of Convertible Promissory Notes pursuant to the May 2017 Financing Agreement and $100,000.00 from the January 2018 Financing Agreement (see below).

January 2018 Financing Agreement

Effective January 22, 2018, we entered into a financing agreement with a high net worth investor (the “HNW Investor”) to provide the Company with up to $1.4 million in convertible note funding (the “January 2018 Notes”) through July 31, 2018 (the “January 2018 Financing Agreement”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per shares (the “$0.10 Notes”).

The HNW Investor has the right to purchase up to an aggregate of $250,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.125 per share, at any time and from time to time through June 30, 2018 (the “$0.125 Notes”).

Provided the HNW Investor has fulfilled its obligation to purchase $250,000 in principal amount of $0.125 Notes from the Company on or before June 30, 2018, the HNW Investor will have the right to purchase up to an aggregate of $300,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.15 per share, at any time and from time to time through December 31, 2018 (the “$0.15 Notes”).

Provided the HNW Investor has fulfilled its obligation to purchase $300,000 in principal amount of $0.15 Notes from the Company on or before December 31, 2018, the HNW Investor will have the right to purchase up to an aggregate of $350,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.175 per share, at any time and from time to time through June 30, 2019 (the “$0.175 Notes”).

Provided the HNW Investor has fulfilled its obligation to purchase $350,000 in principal amount of $0.175 Notes from the Company on or before June 30, 2019, the HNW Investor will have the right to purchase up to an aggregate of $400,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.20 per share, at any time and from time to time through December 31, 2019.

The purchase price for the January 2018 Notes is equal to the principal amount thereof. The January 2018 Notes have a term of two years from issuance, bear interest at the rate of five percent (5%) annum, which accrues and is payable to together with interest at maturity and are otherwise substantially similar in form and substance to the $2.1M Notes and the May 2017 Notes.

All the above securities were issued pursuant to the exemption from registration under the Securities Act afforded by Section 4(a)(2) thereof and Regulation D thereunder.

ITEM 6. Selected Financial Data. Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenues

We had revenues of $966,382 for the year ended December 31, 2017, as compared to revenues of $952,852 for the year months ended December 31, 2016. Our revenues during the first quarter and part of the second quarter of 2017 were adversely impacted as a result in the delay in receiving OLCC licensing for our Portland retail outlet until May 2, 2017, which rendered such location unable to process legal recreational sales for the first four calendar months of 2017, which was offset in part by sales from our third retail location (and second Kaya Shack™ Marijuana Superstore), which received its OLCC license and commenced recreational and medical marijuana sales in March 2017.

Operating Expenses

General and administrative increased to 1,313,254 for the year ended December 31, 2017, from $504,617 for the year months ended December 31, 2016. Salaries and wages increased to $436,163 for the year ended December 31, 2017, from $297,760 for the year ended December 31, 2016. The increases in these expense categories from 2016 to 2017, reflects our increased level of operations, including construction and licensing of two additional Kaya Shack™ Marijuana Superstores, the first of which opened in March 2017 and the second of which opened in April 2018, after encountering various permitting and construction delays. Professional fees for the year ended December 31, 2017, decreased to $809,809 from $1,352,543 for the year ended December 31, 2016, reflecting the completion of licensing work with respect to the Company’s third and fourth retail outlets and the resolution of certain outstanding litigation. The significant increase in general and administrative expenses was offset by the significant decrease in professional fees, resulting in total operating expenses of $1,987,267 for the year ended December 31, 2017. This compares to total operating expenses of $1,755,358 for the year ended December 31, 2016. Accordingly, our operating loss decreased to $1,987,267 for the year ended December 31, 2017, from $1,755,358 for the year ended December 31, 2016, notwithstanding the increased level of the Company’s operations.

Interest expense

Interest expense increased to $354,374 for the year ended December 31, 2017, as compared to $286,383 for the year ended December 31, 2016, reflecting additional debt incurred in 2017 to fund expansion of our operations.

Net Income (Loss)

After giving effect to an operating loss of $1,987,267 interest expense of $354,374, legal settlement costs of $247,500, amortization of debt discount of $2,267,026 derivative liabilities expense of $18,377,623 and loss on extinguishment of debt of $67,442 offset by other income from a change in derivative liabilities expense of $8,221,485 (arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations), we had net loss of $15,090,593 for the year ended December 31, 2017. This compares with a net loss of $20,204,199 for the year ended December 31, 2016, after giving effect to an operating loss of $1,755,358, interest expense of $286,383, amortization of debt discount of $1,638,984, derivative liabilities expense of $2,220,663 and, expense from a change in derivative liabilities expense of $14,302,811(arising from the de-stabilization of our stock prices which increased the volatility factors used in the derivative calculations).

Liquidity and Capital Resources

Overview

During 2017 our cash position increased by 11,578 to $318,462 and our negative working capital decreased by $505,332 to $1,499,656, excluding derivative liabilities. As of December 31,, 2017, our working capital consisted of cash of $318,462 inventories of $118,296; and prepaid expenses of $9,094. Our current liabilities include accounts payable of $464,462 and $8,923, accrued expenses of $302,341 and notes payable of $1,169,782.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2017 and 2016:

	2017	2016
Net cash used in operating activities	$2,214,245	$1,089,371
Net cash used in investing activities	749,812	54,885
Net cash provided by financing activities	2,975,634	1,111,790
Net (decrease) increase in cash	$(11,578)	$(32,466)

Cash Used in Operating Activities

During 2017, we used cash of 2,214,245 in operating activities. versus cash of 1,089,371 in 2016.

Cash Used in Investing Activities

During 2017, we used cash of $749,812 in investing activities. This amount was spent on the purchase of our 26-acre real property in Lebanon, Oregon, the buildout of our third retail store, the buildout of our fourth retail outlet in Salem, Oregon, the purchase of delivery vehicles and the purchase of furniture and equipment.

During 2016, we used cash of 54,885 in investing activities, all of which was attributable to the purchase of furniture and equipment.

Cash Provided by Financing Activities

During 2017, $3,150,000 of convertible debt was issued to provide working capital. The Company used $254,366 to repay equipment debt and convertible debt

During 2016, the Company raised a total of $1,185,000 through the private sale of debt and equity securities and used $73,210 to repay notes payable.

Additional Capital

As of December 31, 2017, we had cash of $318,462 and a working capital deficiency of $1,459,656.

$2.1 Million Financing

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “Institutional Investor”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the “$2.1M Financing Agreement”) entered into between the Company and the Institutional Investor in December 2016. Pursuant to the $2.1M Financing Agreement, the Institutional Investor purchased $2.1 million in principal amount of convertible notes (the “$2.1M Notes”) from the Company as follows:

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

The purchase price for the $2.1M Notes is equal to the principal amount thereof. The $2.1M Notes have a term of two years from issuance and bear interest at the rate of eight percent (8%) annum, which accrues and is payable to together with interest at maturity. The Investor may convert the principal amount of the $2.1M Notes (as well as other notes it currently holds as referenced above), together with accrued but unpaid interest thereon, into shares at the applicable conversion price, at any time or from time to time prior to maturity. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The $2.1M Notes also provide that at no time may they be convertible if the number of shares being issued upon conversion to and then held by the Institutional Investor would result in the Institutional Investor beneficially owning in excess of 4.99% of the Company’s then outstanding shares of common stock, after giving effect to the proposed conversion.

May 2017 Financing Agreement

On May 11, 2017, we entered into a second financing agreement with the Institutional Investor to provide the Company with up to an additional $5.8 million in convertible note funding (the “May 2017 Notes”) through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017 and as of March 31, 2018, to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

Moreover, pursuant to an additional agreement reached as of March 31, 2018, KAYS and the Institutional Investor agreed that effective as of January 1, 2019, (a) the maturity date of all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, will be extended from January 1, 2019 to January 1, 2020; (b) all of the $1.75 million in principal amount of May 2017 Notes currently outstanding and the remaining $5.8 million in principal amount of May 2017 Notes which may be issued under the Agreement, as amended, are to be secured by a mortgage lien on the Company’s 26-acre Lebanon, Oregon property, substantially similar in form and substance to the mortgage securing the $500,000 in principal amount of $0.03 Secured Notes purchased by the Institutional Investor, with the caveat that the property, improvements or rights to utilize them cannot be directly or indirectly leased, assigned or otherwise pledged to any entity without approval of the Institutional Investor, and in the event that there is a change in control of the Company or its subsidiaries the May 2017 Notes become immediately due and payable; and (c) the Institutional Investor will be granted piggy-back registration rights with respect to shares of the Company’s common stock it may hold or is issuable upon conversion of any Notes it or its Assigns may hold in the event the Company files a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended to sell shares of its common stock or permit the resale by shareholders of previously issued shares of common stock, up to a maximum of 30% of the shares registered under such registration statement.

Except as set forth above, the May 2017 Notes are substantially similar in form and substance to the $2.1M Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Institutional Investor in December 2016 and completed in March of 2017 (as well as the promissory notes evidencing approximately $1.2 million in financing previously received from the Institutional Investor in 2014 and 2015).

As of the date of this Annual Report, the Institutional Investor has purchased an aggregate of $1,750,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of May 2017 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”); (b) $750,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “$0.03Notes”); (c) $500,000 in principal amount of May 2017 Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “$0.03 Secured Notes”).

Under the May 2017 Financing Agreement, as amended to date, the Investor has the right to purchase another tranche of $0.03 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through July 31, 2018.

Provided the Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.03 Notes from the Company on or before July 31, 2018, the Investor will have the right to purchase another tranche of $0.03 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through December 31, 2018.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.03 Notes from the Company on or before December 31, 2018, the Institutional Investor will have the right to purchase up to an aggregate of $500,000 in principal amount of $.005 Notes, at any time and from time to time through March 31, 2019.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.05 Notes from the Company on or before March 31, 2018, the Institutional Investor will have the right to purchase another tranche of $0.05 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through June 30, 2019.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.05 Notes from the Company on or before June 30, 2019, the Institutional Investor will have the right to purchase up to an aggregate of $400,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share, at any time and from time to time through September 30, 2019 (the “$0.08 Notes”).

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $400,000 in principal amount of $0.08 Notes from the Company on or before September 30, 2019, the Institutional Investor will have the right to purchase another tranche of $0.08 Notes up to an aggregate of $400,000 in principal amount, at any time and from time to time through December 31, 2019.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $400,000 in principal amount of $0.08 Notes from the Company on or before December 31, 2019, the Institutional Investor will have the right to purchase another tranche of $0.08 Notes up to an aggregate of $400,000 in principal amount, at any time and from time to time through March 31, 2020.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $400,000 in principal amount of $0.08 Notes from the Company on or before March 31, 2020, the Institutional Investor will have the right to purchase another tranche of $0.08 Notes up to an aggregate of $400,000 in principal amount, at any time and from time to time through June 30, 2020.

Provided the Institutional Investor has fulfilled its obligation to purchase all $400,000 in principal amount of $0.08 Notes from the Company on or before June 30, 2020, the Institutional Investor will have the right to purchase up to an additional $550,000 in principal amount of May 2017 Notes from the Company at any time and from time to time through September 30, 2020, which Notes will be convertible into shares of common stock at a conversion price of $0.11 per share (the “$0.11 Notes”).

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $550,000 in principal amount of $0.11 Notes from the Company on or before September 30, 2020, the Institutional Investor will have the right to purchase another tranche of $0.11 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through December 31, 2020.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $550,000 in principal amount of $0.11 Notes from the Company on or before December 31, 2020, the Institutional Investor will have the right to purchase another tranche of $0.11 Notes up to an aggregate of $1,100,000 in principal amount, at any time and from time to time through April 30, 2021.

January 2018 Financing

Effective January 22, 2018, we entered into a financing agreement with a high net worth investor (the “HNW Investor”) to provide the Company with up to $1.4 million in convertible note funding (the “January 2018 Notes”) through July 31, 2018 (the “January 2018 Financing Agreement”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per shares (the “$0.10 Notes”).

The HNW Investor has the right to purchase up to an aggregate of $250,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.125 per share, at any time and from time to time through June 30, 2018 (the “$0.125 Notes”).

Provided the HNW Investor has fulfilled its obligation to purchase $250,000 in principal amount of $0.125 Notes from the Company on or before June 30, 2018, the HNW Investor will have the right to purchase up to an aggregate of $300,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.15 per share, at any time and from time to time through December 31, 2018 (the “$0.15 Notes”).

Provided the HNW Investor has fulfilled its obligation to purchase $300,000 in principal amount of $0.15 Notes from the Company on or before December 31, 2018, the HNW Investor will have the right to purchase up to an aggregate of $350,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.175 per share, at any time and from time to time through June 30, 2019 (the “$0.175 Notes”).

Provided the HNW Investor has fulfilled its obligation to purchase $350,000 in principal amount of $0.175 Notes from the Company on or before June 30, 2019, the HNW Investor will have the right to purchase up to an aggregate of $400,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.20 per share, at any time and from time to time through December 31, 2019.

The purchase price for the January 2018 Notes is equal to the principal amount thereof. The January 2018 Notes have a term of two years from issuance, bear interest at the rate of five percent (5%) annum, which accrues and is payable to together with interest at maturity and are otherwise substantially similar in form and substance to the $2.1M Notes and the May 2017 Notes.

Use of Financing Proceeds

The proceeds from the offer and sale of the $2.1M Notes, the May 2017 Notes and the January 2018 Notes, are and will be used to fund the Company’s growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, acquisition and development of our Lebanon, Oregon legal cannabis cultivation and manufacturing facility and the introduction of new Kaya Shack™ branded cannabis products.

Plan of Operations

Management believes that the proceeds from the offer and sale of the $2.1M Notes, the May 2017 Notes and the January 2018 notes, combined with existing and anticipated revenues from operations has alleviated the Company’s financial difficulties to a significant extent and will allow the Company to meet its anticipated working capital needs for a period of between Nine and Twelve months from the date of this Annual Report. However, there can be no assurance that management’s belief will be correct and that the Company will not sooner require additional financing to meet its working capital needs prior to achieving profitability or positive cash flow. We may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements issued by the Financial Accounting Standards Board (“ FASB ”), the American Institute of Certified Public Accountants (“ AICPA ”), and the SEC believed by management to have a material impact on the Company’s present or future financial statements.

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

ITEM 8. Financial Statements and Supplementary Data.

 See the Index of Consolidated Financial Statements on page F-1 below

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2017. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

Management’s Report on Internal Control Over Financial Reporting

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Principal Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company’s Principal Executive Officer and Principal Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO ”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the company’s Principal Executive Officer and Principal Financial Officer has concluded that the Company’s internal control over financial reporting, as of December 31, 2017, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, the Company’s Principal Executive Officer and Principal Financial Officer has identified material weaknesses in internal control over financial reporting as of December 31, 2017.

Based on an evaluation, the Company’s Principal Executive Officer and Principal Financial Officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2017 (the “ Evaluation Date ”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee,i ncluding a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. W e currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	58	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Director
Carrie Schwarz	58	Director
Jordi Arimany	41	Director

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

Jordi Arimany , who became a director in January 2010, has served as Vice President of Business Development of First Diversity Management Group, a Cleveland, Ohio-based human capital services company since 2008. From 2007 to 2008 he served as Associate to the Executive Vice President of Bunco Industrial, in Guatemala City, one of the largest private banks in Central America. From 2000 to 2007 he was National Business Development Manager to LAFISE (Latin American Financial Services), a Miami, Florida-based financial services firm operating throughout Latin America. Mr. Arimany has a Bachelor’s degree in Business Administration from John Brown University and a Master’s degree in Business Administration from Regent University. We believe that his Latin American financial and business experience makes him a valuable member of the board of directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Board Committees

Two of our three directors are “ independent ” within the scope of the rules adopted by the NASDAQ Stock Market and the SEC: Ms. Schwarz and Mr. Arimany. However, our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee. We plan to establish such committees in the near future.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics (“ Ethics Code ”) on February 28, 2013 that includes provisions ranging from conflicts of interest to compliance with all applicable laws and regulations. All officers, directors and employees are bound by this Ethics Code, violations of which may be reported to any independent member of the board of directors.

ITEM 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our CEO and acting CFO, who is our sole executive officer, for 2017.

SUMMARY COMPENSATION TABLE

INSERT TABLE HERE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2017	$300,000	$ 50,000	2,000,000 (1)					$350,000 (1)
	2016	$300,000							$300,000

(1)	Represents 2,000,000 “ restricted ” shares of our common stock valued at $80,000.

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

The table below summarizes all compensation paid to our nonemployee directors for 2017.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Nonequity Incentive Plan Compensation	Nonequity Deferred Compensation Earnings	All Other Compensations	Total
Carrie Schwarz	—	100,000 (1)		—	—	—	100,000
Jordi Arimany	—	100,000 (1)		—	—	—	100,000

 (1) Represents restricted shares of common stock granted.

Narrative Disclosure to the Director Compensation Table

Our nonemployee directors are compensated with common stock. All such directors receive 100,000 “restricted” shares of common stock annually for their service.

2011 Incentive Stock Plan

Our 2011 Incentive Stock Plan, as amended (the “ Plan ”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Plan is administered by the board of directors.

A total of 20,000,000 shares of KAYS common stock has been reserved for issuance under the Plan. As of December 31, 2017. awards covering 17,225,000 shares have been issued under the Plan and 2,775,000 shares of common stock were available for issuance under the Plan.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares
Directors and executive officers:
Craig Frank (1)(2)	26,965,129	16.7%
Carrie Schwarz	300,000	*	*
Jordi Arimany	637,500	*	*
All directors and executive officers, as a group (three persons) (1)(2)	27,902,629	17.32%
Other 5% or greater stockholders:
Ilan Sarid (3)	44,661,818	24.4%

* Less than 1%

1. includes shares beneficially owned by Tudog International Consulting and Drora Frank.

2. Includes 21,664,985 shares of common stock issuable upon conversion of 50,000 shares of our Series C Convertible Preferred Stock held by Mr. Frank, which shares vote on an “as converted” basis.

3. Includes 21,664,985 shares of our common stock issuable upon conversion of 50,000 shares of our Series C Convertible Preferred Stock, which are issuable upon conversion of certain convertible promissory notes of the Company held by Mr. Sarid

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	17,225,000 shares (1)	n/a	2,775,000 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

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

On December 31, 2015, the Company entered into an agreement to extend the debt until December 31, 2017 with no additional interest for the extension period. On January 1, 2018 the Company entered into an agreement to further extend the debt until December 31, 2021 with no additional interest for the extension period.

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

ITEM 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us by L+L CPAS, P.A. for professional services rendered for the years ended December 31, 2017 and 2016, respectively.

	2017	2016
Audit fees	$52,500	$46,500
Audit-related fees		—
Tax fees	—	—
All other fees	—	—
	$52,500	$46,500

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit-related fees include billing related to a Registration Statement on Form S-8 during 2016.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Report of Independent Registered Public Accountants

•	Consolidated Balance Sheets at December 31, 2017 and 2016

•	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act:

Exhibit No. Description of Exhibit

3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended(1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the shareholders of Alternative Fuels Americas, Inc. (1)

10.2	2011 Incentive Stock Plan, as amended(1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301 (3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid (1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (3) +

21.1	Subsidiaries of Registrant (4)

23.1	Consent of L &L CPAS, P.A. (4)

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 130-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	>Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (4)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.
(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed herewith.

+ Management compensation arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2018

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	April 17, 2018

/s/ Carrie Schwarz	Director	April 17, 2018
Carrie Schwarz

/s/ Jordi Arimany	Director	April 17, 2018
Jordi Arimany

56

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Kaya Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the two years ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in stockholders’ deficit and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 17, 2018

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

December 31, 2017 and 2016

ASSETS
	(Audited)	(Audited)
	December 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash and equivalents	$318,462	306,884
Inventory-Net of Allowance	118,296	83,997
Prepaid Expenses	9,094	4,500
Total Current Assets	445,851	395,381

OTHER ASSETS:
Property and equipment, net	897,565	192,964
Deposits	98,497	122,024
Total Other Assets	996,062	314,988

Total Assets	1,441,913	710,369

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	464,462	506,601
Accounts payable and accrued expense-related parties	8,923	18,586
Accrued interest	302,341	142,853
Notes Payable	144,782	—
Notes Payable-Related Party	250,000	—
Convertible Note Payable-related party	500,000	—
Convertible Notes Payable-net of discount	275,000	721,665
Derivative liabilities	17,316,783	8,423,354
Total Current Liabilities	19,262,290	9,813,059

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	—	298,908
Derivative liabilities	13,026,826	10,922,994
Convertible Note Payable-Net of Discount (2,620,245)	1,555,206	147,833
Notes Payable	—	267,635
Notes Payable-Related Party	—	250,000
Total Long Term Liabilities	14,582,032	11,887,370

Total Liabilities	33,844,322	21,700,429

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at December 31, 2017	50	50
and December 31, 2016
Common stock , par value $.001; 500,000,000 shares authorized;
138,993,087 shares issued as of December 31, 2017 and
117,076,795 shares issued as of December 31, 2016	138,993	117,076
Additional paid in capital	12,811,671	9,035,740
Subscriptions payable	152,796	272,400
Accumulated Deficit	(44,672,209)	(29,790,416)
Non-controlling Interest	(833,710)	(624,910)
Net Stockholders' Equity/(Deficit)	(32,402,409)	(20,990,060)
Total Liabilities and Stockholders' Equity/(Deficit)	$1,441,913	$710,369

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Audited)

	For the Year	For the Year
	Ended	Ended
	December 31, 2017	December 31, 2016

Net Sales	$966,382	$952,852

Cost of Sales	394,424	553,290

Gross Profit	571,958	399,562

Operating Expenses:
Professional Fees	809,809	1,352,543
Salaries and Wages	436,163	297,760
General and Administrative	1,313,254	504,617
Total Operating Expenses	2,559,225	2,154,920

Operating Loss	(1,987,267)	(1,755,358)

Other Income(expense):
Interest Expense	(354,374)	(286,383)
Legal Settlement	(247,500)	—
Amortization of Debt discount	(2,267,026)	(1,638,984)
Derivative Liabilities Expense	(18,377,623)	(2,220,663)
Gain(Loss) on Extinguishment of Debt	(67,442)	—
Loss on disposal of fixed assets	(10,846)	—
Change in Derivative Liabilities Expense	8,221,485	(14,302,811)
Total Other Income(Expense)	(13,103,326)	(18,448,841)

Net income (loss) before Income Taxes	(15,090,593)	(20,204,199)

Provision for Income Taxes

Net income (loss)	(15,090,593)	(20,204,199)

Net (Loss) attributed to non-controlling interest	(208,800)	(354,937)

Net income (loss) attributed to Kaya Holdings, Inc.	(14,881,793)	(19,849,262)

Basic and diluted net loss per common share	$(0.12)	$(0.20)

Weighted average number of common shares outstanding	127,972,813	102,076,923

* The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES:
Net Income/(Loss)	$(15,090,593)	(20,204,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(208,800)	(354,937)
Depreciation	68,166	87,585
Imputed Interest	30,000	90,000
Loss (Gain) on Extinguishment of Debt	67,442	—
Loss on disposal of fixed assets	10,846
Derivative Expense	18,377,623	2,220,663
Change in derivative liabilities	(8,221,485)	14,302,811
Amortization of debt discount	2,267,026	1,638,984
Stock issued for services	127,010	684,750
Stock issued for interest	52,536	9,000
Changes in operating assets and liabilities:
Prepaid Expense	(4,594)	6,000
Inventory	(34,299)	(3,340)
Deposits	23,527	—
Other assets	0	(97,817)
Accrued Interest	342,300	233,290
Accounts payable and accrued expenses	(20,951)	297,839

Net cash used in operating activities	(2,214,245)	(1,089,371)

INVESTING ACTIVITIES:
Purchase of property and equipment	(749,812)	(54,885)
Net cash used in investing activities	(749,812)	(54,885)

FINANCING ACTIVITIES:
Proceeds from Convertible debt	3,150,000	925,000
Proceeds from Notes Payable	80,000	150,000
Payments on Note Payable	(254,366)	(73,210)
Proceeds from sales of common stock	—	110,000
Net cash provided by (used in) financing activities	2,975,634	1,111,790

NET INCREASE IN CASH	11,578	(32,466)

CASH BEGINNING BALANCE	306,884	123,907

CASH ENDING BALANCE	$318,462	306,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	17,166	24,686

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Value of common shares issued as payment of debt	—	361,428
Value of common shares issued as payment of debt and interest	560,254	—
Value of common shares issues as payment of interest	52,536	9,000

  The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Statement of Stockholder's Equity

(Audited)

	Preferred		Common Stock		Additional Paid	Subscribedshares not	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	issued	Deficit	Interest	Equity (Deficit)
Balance at December 31, 2015	55,120	55	88,855,991	88,856	4,755,418	410,510	(9,941,154)	(269,973)	(4,956,288)
Cancel Pref Shares	(2,454)	(2)	—	—	2		—		—
Pref Shares Converted	(2,766)	(3)	1,200,249	1,200	(1,197)		—	—	—
Warrants issued					101,667				101,667
Imputed Interest					90,000				90,000
Common Stock issued for prior year services			2,535,000	2,535	215,475	(218,010)
Common Stock for services issued			9,525,000	9,525	675,225	—			684,750
Common Stock to be issued for services						53,500			53,500
Common Stock for cash			2,422,222	2,422	107,578	—			110,000
Common stock issued for prior year cash			2,322,222	2,322	102,678	(105,000)			—
Common Stock to be issued-conversion of convertible notes			—	—	1,039,226	131,400			1,170,626
Common Stock for debt conversion and interest			10,216,111	10,216	1,949,667	—			1,959,883
Net Loss for the year ended December 31, 2016	—	—	—	—	—	—	(19,849,262)	(354,937)	(20,204,199)
Balance at December 31, 2016	49,900	50	117,076,795	117,076	9,035,740	272,400	(29,790,416)	(624,910)	(20,990,060)
reclassified dervative liabilities to apic					2,960,979				2,960,979
Imputed Interest					30,000				30,000
Common Stock for debt conversion and interest			21,266,292	21,266	616,222	(77,234)	—	—	560,254
Common Stock for services issued			650,000	650	168,730	(53,500)	—	—	115,880
Common Stock to be issued for services			—	—	—	11,130	—	—	11,130
Net Loss of the year ended December 31, 2017							(14,881,793)	(208,800)	(15,090,593)
Balance at December 31, 2017	49,900	50	138,993,087	138,993	12,811,671	152,796	(44,672,209)	(833,710)	(32,402,409)

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

The Company has three subsidiaries, Alternative Fuels Americas, Inc, a Florida corporation, which is wholly-owned, Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and 34225 Kowitz Road, LLC, an Oregon limited liability company which holds the Company’s recently acquired 26 acre property in Lebanon, Oregon on which it plans to develop a legal cannabis cultivation and manufacturing facility. MJAI develops and operates the Company’s legal cannabis retail operations in Oregon through controlling ownership interests in four Oregon limited liabilities companies: MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC and MJAI Oregon 4 LLC.

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

On July 3, 2014 opened its first Kaya Shack™ MMD in Portland, Oregon.  In April 2015, KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. In October 2015, concurrent with Oregon commencing legal sales of recreational marijuana through MMDs, KAYS opened its second retail outlet in Salem, Oregon, the Kaya Shack™ Marijuana Superstore. During 2015, the Company also consolidated its grow operations and manufacturing operations into a single facility in Portland, Oregon.

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

During August of 2017, we purchased 26 acres in Lebanon, Oregon, for development as a legal cannabis cultivation and manufacturing facility. The company is in the process of planning and permitting.

Our OLCC License for the Central Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #4) has been issued as of March 2018.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of and for the year ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $14,881,793 for the year ended December 31, 2017 and a net loss of $19,849,262 for the year ended December 31, 2016. At December 31, 2017 the Company has a working capital deficiency of $1,499,656 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Fiscal Year

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Kaya Holdings, Inc. and its subsidiaries, Alternative Fuels Americas, Inc. (a Florida corporation), 34225 Kowitz Road, LLC (a Oregon LLC) and Marijuana Holdings Americas, Inc. (a Florida corporation) which is a majority owned subsidiary including all wholly owned LLC’s (MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC, MJAI Oregon 4 LLC).  All inter-company accounts and transactions have been eliminated in consolidation.

Non-Controlling Interest

The company owns 55% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2017 is $118,296 and $83,994 as of December 31, 2016. No allowance as necessary as of December 31, 2017 and 2016.

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

Earnings Per Share

In accordance with ASC 260, Earnings per Share, the Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed if the Company has net income; otherwise it would be anti-dilutive, and would result from the conversion of a convertible note.

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

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, the Company uses the Binomial option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Stock-Based Compensation - Employees

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

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

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

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

 Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2017, and 2016.

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

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Binomial option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.49% at December 31, 2017 and weighted average volatility of 131.81%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

NOTE 4 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, . In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 131% of 157%, trading prices ranging from $.1 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes are $30,343,609 at December 31, 2017 and $19,346,348 as of December 31, 2016.

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			12.31.17	12.31.16

A	Convertible	X		10.0%	1-Jan-17	$ 25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-19	65,700	58,556
C	Convertible		X	8.0%	1-Jan-19	32,850	29,278
D	Convertible		X	8.0%	1-Jan-19	209,047	186,316
H	Convertible		X	8.0%	Converted	-	55,895
I	Convertible		X	8.0%	Converted	-	67,074
J	Convertible		X	8.0%	Converted	-	23,442
K	Convertible		X	8.0%	Converted	-	23,442
L	Convertible		X	8.0%	Converted	-	27,116
M	Convertible		X	8.0%	Converted	-	116,966
N	Convertible		X	8.0%	Converted	-	50,000
O	Convertible		X	8.0%	1-Jan-19	109,167	100,000
P	Convertible		X	8.0%	1-Jan-19	52,767	50,000
Q	Convertible		X	8.0%	1-Jan-19	52,050	50,000
R	Convertible		X	8.0%	1-Jan-19	203,867	200,000
S	Convertible		X	8.0%	1-Jan-19	50,400	50,000
T	Convertible		X	8.0%	1-Jan-19	250,000	250,000
V	Convertible	X		8.0%	1-Jan-18	25,000	25,000
W	Convertible	X		8.0%	1-Jan-18	15,000	15,000
X	Convertible	X		8.0%	1-Jan-18	60,000	60,000
Y	Convertible	X		8.0%	Converted	-	50,000
AA	Convertible	X		6.0%	Converted	-	23,500
BB	Convertible		X	10.0%	1-Jan-19	50,000	50,000
CC	Convertible		X	10.0%	1-Jan-19	100,000	100,000
DD	Convertible		X	10.0%	Converted	-	50,000
EE	Convertible	X		0.0%	31-Dec-17	500,000	500,000
KK	Convertible		X	8.0%	1-Jan-19	150,000	-
LL	Convertible		X	8.0%	1-Jan-19	600,000	-
MM	Convertible		X	8.0%	1-Jan-19	100,000	-
NN	Convertible		X	8.0%	1-Jan-19	500,000	-
OO	Convertible		X	8.0%	1-Jan-19	500,000	-
PP	Convertible		X	8.0%	1-Jan-20	500,000	-
QQ	Convertible		X	8.0%	1-Jan-20	150,000	-
RR	Convertible		X	8.0%	1-Jan-20	500,000	-
SS	Convertible		X	8.0%	1-Jan-20	150,000	-
Current Convertible Debt						625,000	2,236,585
Long-Term Convertible Debt						4,325,846	-
Total Convertible Debt						$ 4,950,846	$ 2,236,585

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.08% to 1.61%, volatility ranging from 131% of 157%, trading prices ranging from $.08 per share to $0.49 per share and a conversion price ranging from $0.05 per share to $0.39 per share. The balance of the convertible note at December 31, 2016 including accrued interest and net of the discount amounted to $44,966.

 A recap of the balance of outstanding convertible debt at December 31, 2017 is as follows:

Principal balance	$25,000
Accrued interest	19,966
Balance maturing for the period ending:
December 31, 2017	$44,966

The Company valued the derivative liabilities at December 31, 2017 at $24,386. The Company recognized a change in the fair value of derivative liabilities for the year ended December 31, 2017 of $(220.), which were charged (credited) to operations.  In determining the indicated values at December 31, 2017, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $.27, and conversion prices of $0.21 per share.

(B), (C), (D), (H), (I), (J), (K), (L), (M)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015. The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2015, the balance was $947,311. The beneficial conversion feature in the amount of $947,311 will be expensed as interest over the term of the note (one year). All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 155% of 221%, trading prices ranging from $.078 per share to $0.1 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The total derivative liabilities associated with these notes are $2,706,447 at December 31, 2017 and $2,640,030 at December 31, 2016, respectively. As of December 31, 2017 three (3) of the original notes are due and payable on January 1, 2019. The total principal balance outstanding is $307,596 and accrued interest payable of $24,881

(N)

On January 8, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share. As of December 31, 2017 the note payable with interest has been converted to common stock.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share.

(R)

On November 3, 2016 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 10% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.03 per share.

(U)

On March 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017 In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $09. per share and a conversion price of $0.03 per share. The Note and Interest was converted to common shares on September 13, 2016

(V)

On September 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share.

(W)

On October 16, 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018 In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018 In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share.

(Y)

On December 7, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018 In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share. The note and interest was paid in full during the year ended December 31, 2017.

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

A final payment of $42,700 principal, plus any accrued Interest at 10% is due no later than April 1, 2017. This amount represents the balance of accrued rent due for the initial monthly lease payments from August 1, 2015 through December 31, 2016

The note is convertible after March 31, 2016 and is convertible into the Company’s common stock at a conversion rate of $0.10 per share or 20% discount to the thirty day moving average stock price. The note and interest was paid in full during the year ended December 31, 2017.

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

(DD)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2017 this note and interest have been converted to common stock.

(EE) and (FF)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2017 was $201,092. As of December 31, 2017, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. see Footnote 9.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share. The derivative liability associated with this note as of December 31, 2017 was $957,269.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $1,985,839.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $330,221.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $1,060,064.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $1,056,990.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $2,517,262.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $743,654.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $4,219,584.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $1,252,183.

NOTE 5 NON-CONVERTIBLE DEBT

A-Non Related Party

	December 31, 2017	December 31, 2016
Note 1	-0-	68,555
Note 2	-0-	68,555
Note 3	26,311	65,262
Note 4	24,963	65,262
Note 5	13,506	31,661
Note 6	80,000	-0-
Total Non-Convertible Debt	144,780	299,295

(1) On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. The note and interest has been paid in full.

(2) On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. The note and interest has been paid in full.

(3) On  May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

(4) On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018

(5) On September 16, 2016 the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is due September of 2018 with monthly payments of principal and interest.

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year The note is due January 1, 2019 with monthly payments of principal and interest.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2017 (1)	$250,000	$250,000

	$250,000	$250,000

(1)	At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2017 was $201,092. As of December 31, 2017, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

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

In February of 2016 the Company issued

·	An aggregate of 200,000 shares to our two non-employee directors (100,000 shares each) for services as directors;
·	An aggregate of 1,435,000 shares to consultants for services rendered.

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

In November of 2017 the Company issued 7,734,099 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of a three (3) Notes Payable with a total value of $217,643 the Note Payable was due January 1, 2019.

In December of 2016 the Company authorized the issuance of 300,000 shares of common shares of Kaya Holdings Inc. for employees compensation, legal and consulting fees. The shares were valued at $42,560. As of December 31, 2017. 200,000 shares were issued and 100,000 shares are authorized to be issued.

 Summary Notes Payable Schedule-All Debt

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.61%, volatility ranging from 131% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.12 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2016	$19,346,258

Initial	19,677,623
Change in Derivative Values	3,765,915
Conversion of debt-reclass to APIC	(12,446,268)

Balance as of December 31, 2017	$30,343,609

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $18,377,623 and $2,220,663 for the years ended December 31, 2017 and 2016, respectively

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $ 8,221,485 and $(14,302,811) for the years ended December 31, 2017 and 2016, respectively

NOTE 8- DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $2,620,342 as of December 31, 2017 and $1,064,952 as of December 31, 2016.

The Company recorded $2,275,161 and $1,482,976 for the years ended December 31, 2017 and 2016, respectively for amortization of debt discount expense.

	Third Party	Related Party	Totals
Balance December 31, 2016	863,860	201,092	1,064,952
Add: New Debt Discount	4,334,065	—	4,334,065
Less: Amortization	(2,074,069)	(201,092)	(2,275,161)
Less: Conversion	(503,514)	—	(503,514)
Balance December 31, 2017	$2,620,342	$-0-	$2,620,342

NOTE 9 – LEASES

The Companys previously maintained a lease for office space in Fort Lauderdale, FL which expired in March, 2016 and extended it on a month to month basis through May, 2016.

The Company currently maintains office space at 888 S Andrews Ave, Suite 302, Fort Lauderdale, Florida 33316, pursuant to the terms of a commercial office lease providing for current rental payments of $4,055.63 per month. The lease was entered into on June 12, 2017, provides for an annual escalation of 3% effective January 1 of each year and extends for a period of five (5) years.

The Company signed 2 new leases that started in November 2016 for retail locations. We currently lease four retail locations.

Minimum future lease commitments are:

Year	Amount

2017	153,864
2018	261,941
2019	166,191
2020	180,305
2021	121,329

Rent expense was $310,170 for the year ended December 31, 2017, and $221,305 for the year ended December 31, 2016, respectively.

In April, 2014 MJAI, through its wholly owned subsidiary, MJAI Oregon 1, LLC (MJAI Oregon 1), entered into a lease for space to operate their first medical marijuana dispensary in Portland, Oregon. The five-year lease requires MJAI Oregon 1 to pay a monthly rental fee of $2,255 the first year with annual lease payment escalations of 4% and a security deposit of $12,000. The dispensary is located are located at 1719 SE Hawthorne Boulevard, Portland, Oregon.

On June 1, 2015 through its wholly owned subsidiary, MJAI Oregon 2, LLC (MJAI Oregon 2), entered into a lease for space to operate a dispensary in Salem, Oregon. The five-year lease requires MJAI Oregon 2 to pay a monthly rental fee of $3,584 the first year with annual lease payment escalations of 1% and a security deposit of $7,106.

On August 1, 2015 the Company announced that it had signed a lease for a 6,000 square foot facility in central Portland to serve as the Company's expanded Marijuana and Cannabis Manufacturing Complex and West Coast Operations Base. This lease was terminated on December 31, 2016.

On November 1, 2016 MJAI, through its wholly owned subsidiary, MJAI Oregon 3, LLC (MJAI Oregon 3) Oregon company, entered into a lease for space to operate their third recreational and medical marijuana dispensary in Salem, Oregon. The five-year lease requires MJAI Oregon 3 to pay a monthly rental fee of $4,367 the first year with annual lease payment escalations of 3% and a security deposit of $8,261.

On November 1, 2016 MJAI, through its wholly owned subsidiary, MJAI Oregon 4, LLC (MJAI Oregon 4) Oregon company, entered into a lease for space to operate their forth recreational and medical marijuana dispensary in Salem, Oregon. The five-year lease requires MJAI Oregon 4 to pay a monthly rental fee of $4,617 the first year with annual lease payment escalations of 3% and a security deposit of $8,770.

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

NOTE 12 – STOCK OPTION PLAN

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

NOTE 13 – INCOME TAXES

The Company has a deferred tax asset as shown in the following:

	2017	2016

Tax loss carryforward	$2,375,400	$2,100,000
Valuation allowance	(2,375,400)	(2,100,000)
	$—	$—

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The Company has net operating loss carry forwards of approximately $7,918,000 at December 31, 2017 that expire beginning in 2026. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

NOTE 14 – Warrants

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2017 the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2017 the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. The balance due on the note as of December 31, 2017 was $26,311

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. The balance due on the note as of December 31, 2017 was $24,963

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2016	11,065,540	0.0316297	5.0
Granted	-0-	-0-	-0-
Exercised	-0-	—	—
Expired	-0-	—	—
Balance as of December 31, 2017	11,065,540	0.0316297	4.8

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

NOTE 15– SUBSEQUENT EVENTS

On January 30, 2018 the Company issued $100,333.00 in convertible debt due January 31, 2010. The Note has a 5% interest rate and is convertible at $0.10 per share.

On February 5, 2018 the Company issued $300,000 in convertible debt due February 5, 2020. The Note has an 8% interestrate and us convertible at $0.03 per share.

On March 23, 2018 the Company issued $150,000.00 in convertible debt due January 1, 2020. The Note has an 8% interest rate and is convertible at $).03 per share.

In January, 2018 a total of 416,632 shares of common stock were issued in satisfaction of interest owed on a convertible promissory note to a shareholder of the company.

