Form 10-Q
period 2018-03-31
Kaya Holdings, Inc.
filed 2018-05-15
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

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

(954)-892-6911

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

1

Large accelerated filer	[ ]	Accelerated filer	[ ]
Nonaccelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

As of May 14, 2018, the Issuer had 139,409,719 shares of its common stock outstanding.

2

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

3

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS
	(Unaudited)	(Audited)
	March 31, 2018	December 31, 2017
CURRENT ASSETS:
Cash and equivalents	$255,881	318,462
Inventory-Net of Allowance	136,769	118,296
Prepaid Expenses	24,511	9,094
Total Current Assets	417,160	445,852

OTHER ASSETS:
Property and equipment, net	914,997	897,565
Deposits	82,323	98,497
Total Other Assets	997,320	996,062

Total Assets	1,414,480	1,441,914

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	1,354,001	464,462
Accounts payable and accrued expense-related parties	8,923	8,923
Accrued interest	403,306	302,341
Notes Payable	9,312	144,782
Notes Payable-Related Party	—	250,000
Convertible Note Payable-related party	—	500,000
Convertible Notes Payable-net of discount	792,058	275,000
Derivative liabilities	5,258,179	17,316,783
Total Current Liabilities	7,825,778	19,262,291

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	500,000	—
Derivative liabilities	10,830,741	13,026,826
Convertible Note Payable-Net of Discount	1,642,320	1,555,206
Notes Payable	—	—
Notes Payable-Related Party	250,000	—
Total Long Term Liabilities	13,223,061	14,582,032

Total Liabilities	21,048,839	33,844,323

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at March 31, 2018	50	50
and December 31, 2017
Common stock , par value $.001; 500,000,000 shares authorized;
139,409,419 shares issued as of March 31, 2018 and
138,993,087 shares issued as of December 31, 2017	139,409	138,993
Additional paid in capital	12,831,253	12,811,671
Subscriptions payable	152,796	152,796
Accumulated Deficit	(31,960,803)	(44,672,209)
Non-controlling Interest	(797,065)	(833,710)
Net Stockholders' Equity/(Deficit)	(19,634,359)	(32,402,409)
Total Liabilities and Stockholders' Equity/(Deficit)	$1,414,480	$1,441,914

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2018	March 31, 2017

Net Sales	$255,365	$144,861

Cost of Sales	102,591	69,617

Gross Profit	152,774	75,244

Operating Expenses:
Professional Fees	1,185,727	174,269
Salaries and Wages	133,440	91,031
General and Administrative	164,088	344,415
Total Operating Expenses	1,483,255	609,715

Operating Loss	(1,330,481)	(534,471)

Other Income(expense):
Interest Expense	(146,024)	(71,068)
Amortization of Debt discount	(579,765)	(532,777)
Derivative Liabilities Expense	(1,557,197)	(14,578,005)
Gain(Loss) on Extinguishment of Debt	—	(67,442)
Change in Derivative Liabilities Expense	16,361,519	12,695,683
Total Other Income(Expense)	14,078,533	(2,553,609)

Net income (loss) before Income Taxes	12,748,051	(3,088,080)

Provision for Income Taxes	—	—

Net income (loss)	12,748,051	(3,088,080)

Net (Loss) attributed to non-controlling interest	36,645	(74,885)

Net income (loss) attributed to Kaya Holdings, Inc.	12,711,406	(3,013,195)

Basic and diluted net income (loss) per common share	$0.09	$(0.03)

Weighted average number of common shares outstanding	139,093,811	123,511,843

* The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES:
Net Income/(Loss)	$12,711,406	(3,088,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	36,645	(74,885)
Depreciation	19,356	14,753
Imputed Interest	7,500	—
Loss (Gain) on Extinguishment of Debt	—	67,442
Loss on disposal of fixed assets
Derivative Expense	1,557,197	14,578,005
Change in derivative liabilities	(16,361,519)	(12,695,683)
Amortization of debt discount	579,765	532,777
Stock to be issued for services	—	—
Stock issued as contribution	—	—
Stock issued for interest	12,499	—
Changes in operating assets and liabilities:
Prepaid Expense	(15,417)	4,000
Inventory	(18,473)	(81,334)
Deposits	16,174	—
Security Deposit	—	—
Other assets		—
Accrued Interest	112,467	61,614
Accounts payable and accrued expenses	897,879	(37,622)

Net cash used in operating activities	(444,519)	(719,012)

INVESTING ACTIVITIES:
Purchase of property and equipment	(36,788)	(51,467)
Net cash used in investing activities	(36,788)	(51,467)

FINANCING ACTIVITIES:
Proceeds from Convertible debt	470,000	1,850,000
Payment on Convertible debt	—	(23,500)
Proceeds from Notes Payable	—	—
Payments on Note Payable	(51,274)	(108,134)
Net cash provided by (used in) financing activities	418,726	1,718,366

NET INCREASE IN CASH	(62,581)	947,887

CASH BEGINNING BALANCE	318,462	306,884

CASH ENDING BALANCE	$255,881	1,254,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Value of accrued interest payable reclassified as principal	7,133	95,680
Value of common shares issued as payment of debt	—	190,575

  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc. (the “Company” or “KAYS”) is a holding company. The Company was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to NetSpace International Holdings, Inc. (a Delaware corporation) (“NetSpace”). NetSpace acquired 100% of Alternative Fuels Americas, Inc. (a Florida corporation) in January 2010 in a stock-for-member interest transaction and issued 6,567,247 shares of common stock and 100,000 shares of Series C convertible preferred stock to existing shareholders of the acquired Florida corporation. An amendment to our Certificate of Incorporation was filed in October 2010 changing the Company’s name from NetSpace International Holdings, Inc. to Alternative Fuels Americas, Inc. (a Delaware corporation). Our Certificate of Incorporation was filed in March 2015 changing the Company’s name from Alternative Fuels Americas, Inc. (a Delaware corporation) to Kaya Holdings, Inc.

The Company has three subsidiaries: Alternative Fuels Americas, Inc, a Florida corporation, which is wholly-owned, Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and 34225 Kowitz Road, LLC, an Oregon limited liability company which is wholly owned. MJAI develops and operates the Company’s legal cannabis operations in Oregon through controlling ownership interests in five Oregon limited liabilities companies: MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC, MJAI Oregon 4 LLC and MJAI Oregon 5 LLC. 34225 Kowitz Road, LLC holds the Company’s recently acquired 26 acre property in Lebanon, Oregon on which it plans to develop a legal cannabis cultivation and manufacturing facility.

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

In December 2016, we received our OLCC recreational, medical and home delivery license for the South Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #1) and recreational and medical sales continued without interruption from 2016 through the present at that location.

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

On February 15, 2018, we received our OLCC recreational, medical and home delivery license for the Central Salem Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #4) a 3,100-square foot Kaya Shack™ Marijuana Superstore. After various construction and permitting delays, on April 12, 2018, the location opened for business with both recreational and medical sales.

In August 2017, we purchased 26 acres in Lebanon, Oregon, for development as a legal cannabis cultivation and manufacturing facility. The Company is in the process of planning and permitting for the facility.

Our OLCC License for the Central Salem Kaya Shack™ Marijuana Superstore (Kaya Shack™ OLCC Marijuana Retailer License #4) has been issued as of March 2018.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $12,711,406 for the three months ended March 31, 2018 and a net loss of $14,881,793 for the year ended December 31, 2017. The increase in net income is due to the changes in derivative liabilities and the company continues to have operating losses.0 At March 31, 2018 the Company has a working capital deficiency of $1,349,069 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of March 31, 2018 is $136,769 and $118,296 as of December 31, 2017. No allowance as necessary as of March 31, 2018 and 2017

Property and Equipment

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

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial Option Model option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended March 31, 2018 and December 31, 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842, which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standard changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. ASU 2016-08 is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. This ASU is the final version of proposed ASU 2015-330 Business Combinations (Topic 805) – Clarifying the Definition of a Business, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is the final version of proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.82%, volatility ranging from 131% of 157%, trading prices ranging from $.1 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes are $16,088,920 at March 31, 2018 and $30,343,609 as of December 31, 2017.

See Summary Table – Page 17

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		ST	LT			3.31.18	12.31.17

A	Convertible	X		10.0%	1-Jan-17	$ 25,000	$ 25,000
B	Convertible	X		8.0%	1-Jan-19	65,700	65,700
C	Convertible	X		8.0%	1-Jan-19	32,850	32,850
D	Convertible	X		8.0%	1-Jan-19	209,047	209,047
O	Convertible	X		8.0%	1-Jan-19	109,167	109,167
P	Convertible	X		8.0%	1-Jan-19	52,767	52,767
Q	Convertible	X		8.0%	1-Jan-19	52,050	52,050
R	Convertible	X		8.0%	1-Jan-19	203,867	203,867
S	Convertible	X		8.0%	1-Jan-19	50,400	50,400
T	Convertible	X		8.0%	1-Jan-19	250,000	250,000
V	Convertible	X		8.0%	Converted	25,000	25,000
W	Convertible	X		8.0%	Converted	15,000	15,000
X	Convertible	X		8.0%	1-Jan-19	60,000	60,000
BB	Convertible	X		10.0%	1-Jan-19	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-19	100,000	100,000
EE	Convertible		X	0.0%	31-Dec-21	500,000	500,000
KK	Convertible	X		8.0%	1-Jan-19	150,000	150,000
LL	Convertible	X		8.0%	1-Jan-19	600,000	600,000
MM	Convertible	X		8.0%	1-Jan-19	100,000	100,000
NN	Convertible	X		8.0%	1-Jan-19	500,000	500,000
OO	Convertible	X		8.0%	1-Jan-19	500,000	500,000
PP	Convertible		X	8.0%	1-Jan-20	500,000	500,000
QQ	Convertible		X	8.0%	1-Jan-20	150,000	150,000
RR	Convertible		X	8.0%	1-Jan-20	500,000	500,000
SS	Convertible		X	8.0%	1-Jan-20	150,000	150,000
TT	Convertible		X	8.0%	1-Jan-20	300,000	-
UU	Convertible		X	8.0%	1-Jan-20	150,000	-
VV	Convertible		X	5.0%	1-Jan-20	100,333	-
Current Convertible Debt						3,150,846	625,000
Long-Term Convertible Debt						2,350,333	4,325,846
Total Convertible Debt						$ 5,501,179	$ 4,950,846

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.08% to 1.82%, volatility ranging from 131% of 157%, trading prices ranging from $.08 per share to $0.49 per share and a conversion price ranging from $0.05 per share to $0.41 per share. The balance of the convertible note at March 31, 2018 including accrued interest and net of the discount amounted to $45,911.

 A recap of the balance of outstanding convertible debt at March 31, 2018 is as follows:

Principal balance	$25,000
Accrued interest	20,911
Balance maturing for the period ending:
March 31, 2018	$45,911

The Company valued the derivative liabilities at March 31, 2018 at $24,976. The Company recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2018 of $590 which were charged (credited) to operations.  In determining the indicated values at March 31, 2018, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $.14, and conversion prices of $0.11 per share.

(B), (C), (D)

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

On September 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share a conversion price of $0.03 per share. As of March 31, 2018 the note holder requested that the debt be converted to common stock. As of March 31, 2018 the stock has not been issued by the transfer agent.

(W)

On October 16, 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 12% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018 In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.06%, volatility ranging from 134% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share. As of March 31, 2018 the note holder requested that the debt be converted to common stock. As of March 31, 2018 the stock has not been issued by the transfer agent.

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

On January 1, 2018 the holder of the note extended the due date until January 1, 2021.

As of March 31, 2018, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price of $0.04 per share. The derivative liability associated with this note as of March 31, 2018 was $432,974.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $819,700.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.08%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $136,312.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $403,933.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $402,783.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $1,183,824.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $351,437.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $2,050,035.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $608,397.

(TT)

On February 5, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $1,204,431.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of March 31, 2018 was $596,215.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018 the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV) Interest is stated at 5% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.09%, volatility ranging from 130% of 157%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of December 31, 2017 was $97,743.

NOTE 5 NON-CONVERTIBLE DEBT

A-Non Related Party

	March 31, 2018	December 31, 2017
Note 3	-0-	26,311
Note 4	-0-	24,963
Note 5	9,312	13,506
Note 6	-0-	80,000
Total Non-Convertible Debt	9,312	144,780

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

(6) On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018 the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV) due January 1, 2019

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000

	$250,000	$250,000

(1)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2017 was $201,092. On January 1, 2018 the holder of the note extended the due date until January 1, 2021.

As of March 31, 2018, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

 Summary Notes Payable Schedule-All Debt

Balance December 31, 2017	$5,252,120
New Notes Payable	470,000
Addition due to amendment	7,133
Repaid Notes Payable	(51,274)
Conversions	-0-
Balance March 31, 2018	$5,677,979

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

In December of 2016 the Company authorized the issuance of 300,000 shares of common shares of Kaya Holdings Inc. for employee compensation, legal and consulting fees. The shares were valued at $42,560. As of March 31, 2018. 200,000 shares were issued during the year ended December 31, 2017 and 100,000 shares are authorized to be issued.

In February of 2018 the Company authorized the issuance of 7,200,000 shares of common shares of Kaya Holdings Inc. for employee compensation and consulting fees. The shares were valued at $1,001,520 As of March 31, 2018 the shares have not been issued by the transfer agent. The liabilities are reflected as accrued expenses

In February of 2018, the Company authorized the issuance of 138,866 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. The restricted common shares were issued as payment of interest of $4,166.

In February of 2018, the Company authorized the issuance of 277,766 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. The restricted common shares were issued as payment of interest of $8,333.

In February of 2018, the Company authorized the issuance of 633,288 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of a Note Payable and Interest with a total value of $16,907 the Note Payable was due January 1, 2019. As of March 31, 2018 the shares have not been issued by the transfer agent

In February of 2018, the Company authorized the issuance of 1,760,283 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of a Notes Payable and Interest with a total value of $28,498 the Note Payable was due January 1, 2019. As of March 31, 2018 the shares have not been issued by the transfer agent

NOTE 7 DERIVATIVE LIABILITIES

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Option Model with a risk-free interest rate of ranging from 0.05% to 1.82%, volatility ranging from 131% of 157%, trading prices ranging from $.05 per share to $0.49 per share and a conversion price ranging from $0.03 per share to $0.12 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2017	$30,343,609

Initial	2,106,831
Change in Derivative Values	(16,361,519)
Conversion of debt-reclass to APIC	—

Balance as of March 31, 2018	$16,088,920

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded derivative liability expense of $2,106,831 and $14,578,005 for the three months ended March 31, 2018 and 2017, respectively

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $ 16,361,519 and $12,695,683 for the three months ended March 31, 2018 and 2017, respectively

NOTE 8- DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to 2,590,210 as of March 31, 2018 and $2,620,342 as of December 31, 2017.

The Company recorded $579,765 and $532,777 for the quarter ended March 31, 2018 and 2017, respectively for amortization of debt discount expense.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has agreements covering certain of its management personnel. Such agreements provide for minimum compensation levels and are subject to annual adjustment.

The Company’s Chief Executive Officer holds 50,000 shares of its Series C preferred stock. These shares can be converted into 21,696,485 shares of the Company’s common stock at his option.

The Company’s largest stockholder has from time to time provided unsecured loans to the Company, See Note 4 for the detail of the convertible and non-convertible debt with a face value of $750,000

NOTE 10 – STOCK OPTION PLAN

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

NOTE 11 – Warrants

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of March 31, 2018 the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100K, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of March 31, 2018 the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of March 31, 2018 the note is paid in full

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

As of March 31, 2018 the note is paid in full

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2017	11,065,540	0.0316297	4.8
Granted	-0-	-0-	-0-
Exercised	-0-	-	-
Expired	-0-	-	-
Balance as of December 31, 2017	11,065,540	0.0316297	4.5

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

NOTE 13– SUBSEQUENT EVENTS

In April of 2018 the company opened its fourth retail location

In May of 2018 the company filed a form S-8 this Registration Statement covers an additional 10,000,000 shares of common stock, par value $0.001 per share of Kaya Holdings, Inc. (the “Company”), which may be offered pursuant to the Company’s 2011 Stock Incentive Plan (the “Plan”), as amended on November 24, 2014, September 22, 2016 and May 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, the terms “Kaya Holdings,” “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding ForwardLooking Statements

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

OLCC Licensing and Additional Legal and Recreational Marijuana Stores

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

On February 15, 2018, we received our OLCC recreational, medical and home delivery license for the Central Salem Kaya Shack™ outlet (Kaya Shack™ OLCC Marijuana Retailer License #4) a 3,100-square foot Kaya Shack™ Marijuana Superstore in Central Salem, Oregon. After various construction and permitting delays, on April 12, 2018, the location opened for business with both recreational and medical sales.

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

On March 9, 2018 the Company was notified by the Linn County, Oregon Planning and Building Department (the “Department”) that the application was deemed complete and received an official letter of completeness with respect to the application. The formal “ Letter of Completeness ,” sent March 9, 2018 by a Linn County Senior Planner, confirmed the eligibility of the Company’s 26-acre plot for the purposes of growing legal cannabis, as well as the eligibility of the property for a special purpose exemption for the Company’s proposed manufacturing operations.

On April 20, 2018 the Company was notified by the Department that the site plan review for the indoor and outdoor marijuana operation on the 26.50-acre property (which encompasses approximately 86,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been approved. However, the conditional use permit for marijuana processing (which encompasses approximately 15,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been denied, largely due to the scale and coverage of the proposed processing operation. Additionally, local residents have requested a hearing to appeal the approval of the site plan based on concerns that a portion of the approved site plan that supports the 36,000 square feet of green houses for outdoor growing is not eligible for the Irrigation rights that the Company possesses for the Property.

The Company reviewed its site plan for the indoor and outdoor marijuana operation on the 26.50-acre property which encompasses approximately 86,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings application with the Department, and is confident that the Company’s water usage plan (as already submitted prior to the Department’s approval of the site plan) is legal and will withstand any appeal. However, the Company is planning a large Complex to address its supply chain for both recreational and medical products which it intends to operate well into the future, and welcomes the opportunity to address any concerns of the neighboring residents. Additionally, the Company intends to submit a new application for its conditional use permit for marijuana processing that it believes adequately addresses the concerns addressed by the Department.

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

As of the date of this Quarterly report, the Institutional Investor has purchased an aggregate of $1,750,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of May 2017 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes”); (b) $750,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “$0.03Notes”); (c) $500,000 in principal amount of May 2017 Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “$0.03 Secured Notes”).

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

Corporate Information

Our corporate office is located at 888 South Andrews Avenue, Suite 302, Fort Lauderdale, Florida, 33316. Our website is www.kayaholdings.com. Information contained on our website does not constitute part of this report.

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

The Company intends to initiate its Kaya Car™ Home Delivery Service in the second quarter of 2018, contemporaneously with a grand opening celebration for all four OLCC-Licensed Kaya Shack™ retail marijuana stores and to commence to move to the next stage of branding and retail development. The Company has reserved and is developing the website www.kayadelivers.com to advance the growth of its delivery service.

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

In August 2017, KAYS acquired a 26 acre parcel in Lebanon, Oregon, which KAYS intends to develop as a legal cannabis cultivation and manufacturing facility. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows, as well as expansion of its production capabilities with brands in oils, vape cartridges, concentrates, a selection of edibles, and infused creams and lotions

Kaya Farms™ Pending Zoning Activity

On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya Farms™ Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

On March 9, 2018 the Company was notified by the Linn County, Oregon Planning and Building Department (the “Department”) that the application was deemed complete and received an official letter of completeness with respect to the application. The formal “ Letter of Completeness ,” sent March 9, 2018 by a Linn County Senior Planner, confirmed the eligibility of the Company’s 26-acre plot for the purposes of growing legal cannabis, as well as the eligibility of the property for a special purpose exemption for the Company’s proposed manufacturing operations.

On April 20, 2018 the Company was notified by the Department that the site plan review for the indoor and outdoor marijuana operation on the 26.50-acre property (which encompasses approximately 86,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been approved. However, the conditional use permit for marijuana processing (which encompasses approximately 15,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been denied, largely due to the scale and coverage of the proposed processing operation. Additionally, local residents have requested a hearing to appeal the approval of the site plan based on concerns that a portion of the approved site plan that supports the 36,000 square feet of green houses for outdoor growing is not eligible for the Irrigation rights that the Company possesses for the Property.

The Company reviewed its site plan for the indoor and outdoor marijuana operation on the 26.50-acre property which encompasses approximately 86,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings application with the Department, and is confident that the Company’s water usage plan (as already submitted prior to the Department’s approval of the site plan) is legal and will withstand any appeal. However, the Company is planning a large Complex to address its supply chain for both recreational and medical products which it intends to operate well into the future, and welcomes the opportunity to address any concerns of the neighboring residents. Additionally, the Company intends to submit a new application for its conditional use permit for marijuana processing that it believes adequately addresses the concerns addressed by the Department.

Please see the following pages to view a copy of the documents referenced above for the Kaya Farms™ Marijuana Grow and Manufacturing Complex.

KAYA FARMS AG FACILITY DOCS

- LETTER OF COMPLETENESS, APPLICATION, AND ARCHITECTURAL SITE PLAN

- LINN COUNTY APPROVAL OF MARIJUANA PRODUCTION FACILITY

- LINN COUNTY DENIAL OF MARIJUANA PROCESSING FACILITY

- RESIDENT APPEAL REGARDING WATER RIGHTS

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

© 2018 WILLARD C. DIXON Architect, LLC

A1
1 of 1

LINN COUNTY PLANNING AND BUILDING DEPARTMENT
Robert Wheeldon, Director

Room 114, Linn County Courthouse
PO Box 100, Albany, Oregon 97321
Phone 541-967-3816 Fax 541-926-2060
www.co.linn.or.us

NOTICE OF DECISION
SITE PLAN REVIEW

April 20, 2018

MJAI Oregon 5, LLC
34225 Kowitz Road
Lebanon, OR 97355

RE: PD18-0042; a site plan review application for an indoor and outdoor marijuana production operation on a 26.50-acre property zoned Exclusive Farm Use (EFU) (T11S, R01W, Section 27C, Tax Lot 400).

To Whom It May Concern:

The Linn County Planning and Building Department (Department) completed review of your site plan application on April 20, 2018. The Department finds your marijuana production operation is a farm use, consistent with Linn County Code (LCC) 928.310(B)(1), and is subject to the following permit conditions and Code requirements:

CONDITIONS:

1. The indoor and outdoor marijuana production operation is a use allowed outright as a farm use on the subject property, pursuant to Linn County Code (LCC) Section 928.310(B)(1). This site plan approval is issued for MJAI Oregon 5, LLC only. This site plan approval is not transferable to another person or another property.
2. The applicant shall obtain any required licensing from the Oregon Liquor Control Commission (OLCC) to establish the indoor marijuana production operation. The applicant shall submit evidence to the Department that OLCC licensing has been approved and is kept current.
3. The property shall comply with any requirements of the Oregon Department of State Lands (DSL)(enclosed).
4. The applicant shall obtain an access/driveway review from the Linn County Road Department. For more information, please contact the Road Department at 541-967-3919.

REQUIREMENTS:

1. All appropriate building, mechanical, electrical, and plumbing permits shall be obtained from the Linn County Planning and Building Department for the indoor and outdoor production operation. All construction is required to meet all applicable codes for the type of occupancy proposed. Plans must be prepared and stamped by an Oregon licensed architect or engineer. Contact the Linn County Building Official at 541-967-3816, ext. 2367 for additional information.

2. For production in the EFU zoning district, the subject property shall be a minimum of two acres, except that if outdoor production is proposed, the subject property shall be a minimum of five acres.

3. The structure used for indoor production shall comply with the structural setback standards of the underlying zone or be located a minimum of 100 feet from an existing dwelling that is not located on the same property as marijuana production use, whichever is greater. The structure used for indoor production shall be located at least 50 feet from the top of the bank of any identified riparian areas. The outdoor marijuana production operation shall be located a minimum of 100 feet from all property lines.

4. The subject property shall have frontage on, and direct access from, a constructed public, county, or state road, or take access on an exclusive road or easement serving only the subject property.

5. Lighting shall be regulated as follows:
    a. Light cast by light fixtures inside a building used for marijuana production shall not be visible outside the building between the hours of 7:00 p.m. to 7:00 a.m., except for the months of June, July and August, where light cast by light fixtures inside a building used for marijuana production shall not be visible outside the building between sunset and sunrise.
    b. Outdoor marijuana grow lights shall not be illuminated from 7:00 p.m. to 7:00 a.m., except for the months of June, July and August, where outdoor marijuana grow lights shall not be illuminated between sunset and sunrise.
    c. Light cast by exterior light fixtures other than marijuana grow lights (e.g., security lights, driveway lights) shall not be directed skyward and shall be directed within the boundaries of the subject property.

6. Odor shall be regulated as follows: As used in this section, building means the building or portion thereof, used for indoor production. This section does not apply to a building approved as part of outdoor production, as defined in LCC 920.100(B)(204).
    a. The building shall be equipped with an activated carbon filtration system for odor control to ensure that air leaving the building through an exhaust vent first passes through an activated carbon filter.
    b. The filtration system shall consist of one or more fans and activated carbon filters. At a minimum, the fan(s) shall be sized for cubic feet per minute (CFM) equivalent to the volume of the building (length multiplied by width multiplied by height) divided by three. The filter(s) shall be rated for the applicable CFM.
    c. The filtration system shall be maintained in working order and shall be in use. The filters shall be changed a minimum of once every 365 days.
    d. Negative air pressure shall be maintained inside the building.
    e. Doors and windows shall remain closed, except for the minimum length of time needed to allow people to ingress or egress the building.
    f. The filtration system shall be designed by a mechanical engineer licensed in the State of Oregon. The engineer shall stamp the design and certify that it complies with LCC 940.400(A)(5).

PD18-0042; MJAI Oregon 5, LLC Page 2

An alternative odor control system is permitted if the applicant submits a report by a mechanical engineer licensed in the State of Oregon demonstrating that the alternative system will control odor as well or better than the activated carbon filtration system otherwise required.

7. The applicant shall submit a noise study by an acoustic engineer licensed in the State of Oregon. The study shall demonstrate that generators or mechanical equipment used for heating, ventilating, air conditioning, or odor control will not produce sound that, when measured at any property line of the subject property, exceeds 50 dB(A).

8. If security cameras are used, they shall be directed to record only the subject property and public right-of-way, except as required to comply with licensing requirements of the OLCC or registration requirements of the Oregon Health Authority (OHA).

9. The applicant shall submit:
    a. A water right permit or certificate number for the proposed marijuana production;
    b. A statement that water is supplied from a public or private water provider, along with the name and contact information of the water provider; or
    c. Proof from the Oregon Water Resources Department that the water to be used for marijuana production is from a source that does not require a water right.

10. Marijuana waste shall be stored in a secured waste receptacle in the possession of and under the control of the OLCC licensee or OHA registrant. Outdoor storage of marijuana waste is prohibited. Marijuana waste burning is prohibited.

11. Fencing, walls, or other barriers, as required by state law, shall not be constructed of temporary materials such as plastic sheeting, hay bales, tarps, etc. Fencing shall not be electrified, use barbed wire, razor wire, concertina coils, anti-climb spikes or any other similar security feature designed to discourage ingress through the potential of causing bodily harm.

12. A survey prepared by an Oregon licensed surveyor that accurately reflects the property lines of the subject property is required to be submitted as part of an application for outdoor marijuana production. The survey is required in order to ensure that the outdoor marijuana production operation is located entirely on the subject property and does not encroach onto adjacent properties.

13. Marijuana production is subject to the size limitations found in Oregon Administrative Rule (OAR) 845-025-2040.

14. Marijuana production is subject to a Type IIA site plan review per LCC 921.080(B)(13), and shall remain in compliance with the standards described in LCC Section 940.400.

This decision is effective unless an appeal to the Linn County Planning Commission is filed with the Department before 5:00 p.m., May 4, 2018. Appeals will be accepted only when based upon identified inadequacies, omissions, or errors in the decision's findings and conclusions. A $250.00 filing fee must accompany an appeal. Please note that a 14-day period exists during which this decision may be appealed. Permits may be obtained only after the appeal period expires on May 4, 2018 **and after the permit conditions and Code requirements have been met**. An appeal prevents initiation of the proposal; you will be notified of an appeal filed by another party.

PD18-0042; MJAI Oregon 5, LLC Page 3

Approval of a permit pursuant to LCC Chapter 940 is valid for two (2) years from the date of this decision. If the County's final decision is appealed, the approval period shall commence on the date of the final appellate decision. During this two-year period, the approval shall be implemented, or the approval will become void. Implemented as it applies to marijuana production means all major development permits shall be obtained and maintained for the approved use. If no major development permits are required to initiate the permitted use, implemented means all other necessary County development permits shall be obtained and maintained.

The decision and findings may be reviewed at the Department office, located in Room 114 of the Linn County Courthouse. The Department office is open from 8:30 a.m. to 12:00 p.m. and 1:00 p.m. to 5:00 p.m., Monday through Friday, except legal holidays. A copy of the decision, including findings, is available, subject to a fee to cover copying costs.

Please contact Alyssa Boles in our Department at (541) 967-3816, ext. 2360 if questions arise or if we may be of assistance.

Sincerely,

Robert Wheeldon

Robert Wheeldon
Director

RW: AB

c: Linn County Assessor's Office, Linn County GIS, Linn County Road Department, Linn County EHP, Linn County Sherriff's Office, City of Albany – Mayor Sharon Konopa, OLCC, Oregon DSL, Wendie Wunderwald, Kimberly & Holly McKain, Marissa Siefker, Yvonne & R. Keep, Jeremy & Jamilee Von Ruden, Juliana Von Ruden, Brent & Jennifer Burton, Brayden Burton, Karlee Burton, Aaron Page, Rey & Barbara Castillo, Suzanne & William Bond, Robert Kennedy, Kristen Kennedy, Jeromie & Misty Carter, Larry & Gail March, Kenneth & Sharon Meyer, Nickie & Mary Carter

PD18-0042; MJAI Oregon 5, LLC Page 4

I. BACKGROUND

The applicant is establishing both indoor and outdoor marijuana production operations, subject to the size limitations found in Oregon Administrative Rule (OAR) 845-025-2040.

Indoor and outdoor marijuana production is a use allowed outright as a farm use, pursuant to Linn County Code (LCC) Section 928.310(B)(1). Pursuant to Oregon Revised Statute (ORS) 475B.370, marijuana is considered a crop for the purposes of "farm use" as defined in ORS 215.203 and a crop for purposes of a "farm" and "farming practice," as defined in ORS 30.930.

Pursuant to ORS 475B.486, Linn County adopted Ordinance No. 2016-370, which established reasonable time, place, and manner regulations applicable to the establishment and operation of marijuana businesses in rural Linn County. Marijuana production is subject to the standards found in LCC 940.400, described and addressed below.

II. STANDARDS

Section 940.400 of the Linn County Land Development Code contains the standards specified for use with this application.

Section 940.400 – Marijuana production
LCC 940.400(A)(1): Minimum lot size. For production in the EFU, F/F, and FCM zoning districts, the subject property shall be a minimum of two acres, except that if outdoor production is proposed, the subject property shall be a minimum of five acres.

FINDINGS: According to Linn County Assessor data, the subject property is 26.50 acres in size. This exceeds the minimum lot size requirement. This standard is met.

LCC 940.400(A)(2): Setbacks. Outdoor production, as defined in LCC 920.100(B)(221), shall be a minimum of 100 feet from all property lines. Any structure used for indoor production, as defined in LCC 920.100(B)(154), shall comply with the structural setback standards of the underlying zone or be located a minimum of 100 feet from an existing dwelling that is not located on the same property as marijuana production use, whichever is greater.

FINDINGS: Comments were submitted from surrounding property owners expressing concern about the distance between the location of the proposed production operations and adjacent dwellings.

Pursuant to this standard, the structure used for indoor production shall comply with the structural setback standards of the underlying zone or be located a minimum of 100 feet from an existing dwelling that is not located on the same property as marijuana production use, whichever is greater. This standard does not apply to the dwelling on the property where the marijuana production use is proposed.

According to the site plan submitted as part of the application, the proposed location of the outdoor production meets the minimum setback standard of 100 feet from all property lines. The proposed location of the indoor production operation meets the 50-foot EFU structural setback standard and is located more than 300 feet from existing dwelling on adjacent property to the north, more than 800 feet from the existing dwelling on adjacent property to the west, and more

PD18-0042; MJAI Oregon 5, LLC Page 5

than 1000 feet from the existing dwellings to the south of the subject property. This standard is met.

LCC 940.400(A)(3): Access. The subject property shall have frontage on, and direct access from, a constructed public, county, or state road, or take access on an exclusive road or easement serving only the subject property.

FINDINGS: Comments submitted by surrounding property owners expressed concern about an increase in traffic on Kowitz Road due to the establishment of the production operation, and that a traffic study should be submitted as part of the application.

The property has frontage on, and direct access from Kowitz Road, a county road.

The proposed indoor and outdoor marijuana production operations are a use allowed outright on the property, pursuant to LCC 928.310(B)(1). Marijuana production is considered a farm use pursuant to ORS 215.203 and ORS 475B.486. Nothing in Linn County Code, state statutes, or administrative rules requires a traffic impact analysis be completed in order to establish a farm use on a property. The Linn County Road Department has evaluated the proposal and did not identify any negative impacts to the public road system or state any objections to the proposed use. As a condition of approval, the applicant must obtain a change of use/access permit from the Linn County Road Department. This standard is met through compliance with permit conditions.

LCC 940.400(A)(4): Lighting. Lighting shall be regulated as follows:

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

FINDINGS: The indoor and outdoor production operations are subject to the lighting standards described in LCC 940.400. As a requirement of the site plan review, the applicant shall obtain and receive final inspection approval of all appropriate electrical permits from the Department for the lighting associated with the indoor and outdoor production operation. This standard is met through compliance with Code requirements.

LCC 940.400(A)(5): Odor. As used in this section, building means the building, or portion thereof, used for indoor production. This section does not apply to a building approved as part of outdoor production, as defined in LCC 920.100(B)(221).

(a) The building shall be equipped with an activated carbon filtration system for odor control to ensure that air leaving the building through an exhaust vent first passes through an activated carbon filter.

PD18-0042; MJAI Oregon 5, LLC Page 6

(b) The filtration system shall consist of one or more fans and activated carbon filters. At a minimum, the fan(s) shall be sized for cubic feet per minute (CFM) equivalent to the volume of the building (length multiplied by width multiplied by height) divided by three. The filter(s) shall be rated for the applicable CFM.

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

FINDINGS: Comments submitted by surrounding property owners expressed concern about odor emitted from both the indoor and outdoor grow operations.

The outdoor production operation is not subject to the odor standards described in LCC 940.400, as those standards only apply to indoor production. The indoor production operation is subject to the odor standards described in LCC 940.400. As a requirement of the site plan review, the applicant shall obtain and receive final inspection approval of all appropriate mechanical permits from the Department associated with the indoor production operation. This standard is met through compliance with Code requirements.

LCC 940.400(A)(6): Noise. The applicant shall submit a noise study by an acoustic engineer licensed in the State of Oregon. The study shall demonstrate that generators as well as mechanical equipment used for heating, ventilating, air conditioning, or odor control will not produce sound that, when measured at any property line of the subject property, exceeds 50 dB(A).

FINDINGS: Comments submitted by surrounding property owners expressed concern about noise associated with the indoor and outdoor production operations.

Both the indoor and outdoor production operations are subject to the noise standards described in LCC 940.400. As a requirement of the site plan review, the applicant shall submit the noise study in conjunction with any appropriate permits associated with the indoor and outdoor production operations. This standard is met through compliance with Code requirements.

LCC 940.400(A)(7): Security Cameras. If security cameras are used, they shall be directed to record only the subject property and public right-of-way, except as required to comply with licensing requirements of the OLCC or registration requirements of the Oregon Health Authority (OHA).

PD18-0042; MJAI Oregon 5, LLC Page 7

FINDINGS: Comments submitted from surrounding property owners expressed concern regarding the security measures required for protecting a production operation, including the use of security personnel, as well as the use of security equipment and cameras, and background checks on employees.

OLCC regulations require licensed facilities to have video surveillance. OAR 845-025-1430 through OAR 845-025-1450 detail equipment, coverage, placement, and recording standards required for any licensed marijuana facility. Cameras are required by County Code and OLCC regulations to record only the subject property and public right-of-way.

OLCC regulations also require licensed facilities to have alarm systems, security measures, and an approved security plan. OAR 845-025-1420 describes alarm system requirements including the ability to detect unauthorized entry, and a way to notify local law enforcement or a security company in the event of unauthorized entry. OAR 845-025-1410 details security requirements including specific types of door locks and locks for points of ingress and egress, and several other requirements. OAR 845-025-1400 describes the process for approval of security plans, which are required to be approved by OLCC and subject to OLCC violation for failure to comply with the terms of an approved security plan. OAR 845-025-1470 requires security plans for production facilities include a method to prevent public access to all areas of the licensed premises used in the production of marijuana.

OLCC requires license applicants to submit information or fingerprints for individual applicants and individuals within a legal entity who have been identified as applicants in order to perform a criminal background check in accordance with OAR 845-025-1080.

As a condition of this site plan review, the applicant is required to submit evidence to the Department that OLCC licensing has been approved and is kept current. This standard is met through compliance with permit conditions.

LCC 940.400(A)(8): Water. The applicant shall submit:

(a) A water right permit or certificate number for the proposed marijuana production;

(b) A statement that water is supplied from a public or private water provider, along with the name and contact information of the water provider; or

(c) Proof from the Oregon Water Resources Department that the water to be used for marijuana production is from a source that does not require a water right.

FINDINGS: Comments submitted from surrounding property owners expressed concern regarding the impacts of the production operation on adjacent wells and the ability to irrigate with a water right.

The indoor and outdoor production operations are subject to the water standards described in LCC 940.400. The applicant submitted evidence the property has an existing water right. The applicant should contact the Oregon Water Resource Department to ensure the water right assigned to the property can be used in conjunction with marijuana production. The applicant also states they may utilize a private water contractor to supplement. The applicant is required to supply similar water supply information to OLCC as part of the production license application. The applicant will not be able to operate until the County standards and the OLCC license requirements are met. This standard is met through compliance with Code requirements.

PD18-0042; MJAI Oregon 5, LLC Page 8

LCC 940.400(A)(9): Waste Management. Marijuana waste shall be stored in a secured waste receptacle in the possession of and under the control of the OLCC licensee or OHA registrant. Outdoor storage of marijuana waste is prohibited. Marijuana waste burning is prohibited.

FINDINGS: Comments submitted from surrounding property owners expressed concern regarding waste management, groundwater runoff, and disposal of waste water.

The indoor and outdoor production operations are subject to the waste management standards described in LCC 940.400. Waste management is regulated by OLCC. Waste management requirements are described in OAR 845-025-7750, which specifies that licensees must store, manage and dispose of solid and liquid wastes in accordance with state law. Vector control requirements found in OAR 845-025-2070 specify the types of pesticides allowed for marijuana production. Because the production of marijuana is considered an agricultural use, water runoff is subject to the Oregon Department of Agriculture's (ODA) Agricultural Water Quality Plan for the South Santiam area.

As a condition of this site plan review, the applicant is required to submit evidence to the Department that OLCC licensing has been approved and is kept current. This standard is met through compliance with permit conditions and Code requirements.

LCC 940.400(A)(10): Fencing. Fencing, walls, or other barriers, as required by state law, shall not be constructed of temporary materials such as plastic sheeting, hay bales, tarps, etc. Fencing shall not be electrified, use barbed wire, razor wire, concertina coils, anti-climb spikes or any other similar security feature designed to discourage ingress through the potential of causing bodily harm.

FINDINGS: The indoor and outdoor production operations are subject to the fencing standards described in LCC 940.400 if fencing is proposed. Pursuant to ORS 475B.060, a licensed premise does not need to be enclosed by a wall, fence or other structure, but OLCC may require that a licensed premise be enclosed as a condition of issuing or renewing a license. If OLCC requires fencing, the applicant will need to demonstrate that fencing is constructed in accordance with OLCC requirements as part of their license. As a requirement of this site plan review, the applicant is required to submit evidence to the Department that OLCC licensing has been approved and is kept current. This standard is met through compliance with permit conditions and Code requirements.

LCC 940.400(A)(11): Survey. Pursuant to OAR 845-025-1030(4)(c), a survey prepared by an Oregon licensed surveyor that accurately reflects the property lines of the subject property is required to be submitted as part of an application for outdoor marijuana production. The survey is required to ensure that the outdoor marijuana production operation is located entirely on the subject property and does not encroach onto adjacent properties.

FINDINGS: The outdoor production operation is subject to the survey standards described in LCC 940.400. As a requirement of this site plan review, the applicant is required to submit to the Department a survey that reflects the property lines of the subject property. This standard is met through compliance with Code requirements.

PD18-0042; MJAI Oregon 5, LLC Page 9

LCC 940.400(A)(12): Marijuana production is subject to the size limitations found in OAR 845-025-2040.

FINDINGS: The applicant requests to establish 10 hoop houses or greenhouses, approximately 3600 square feet each, for outdoor production operation and two buildings totaling 25,000 square feet for indoor production. The applicant is required to comply with OLCC production size limitations as part of their license. This standard is met through compliance with OLCC licensing requirements and permit conditions.

LCC 940.400(A)(12): Marijuana production shall be subject to a Type IIA site plan review per LCC 921.080(B)(13).

FINDINGS: The applicant submitted an application for a site plan review on February 9, 2018. The Department has reviewed the application in accordance with the Type IIA procedures found in LCC Section 921.120. This standard is met.

Additional comments were received regarding the indoor and outdoor production operations. The comments addressed federal laws, property values affected by the operation, criminal activity associated with the operation, public health, show of force as part of the operation, and enforcement. Those comments were not addressed in the findings above because the comments do not address the standards found in LCC Section 940.400.

III. CONCLUSION

Sufficient information is available to conclude the indoor and outdoor production operations are a use allowed outright as a farm use on the subject property, consistent with Linn County Code (LCC) 928.310(B)(1), subject to permit conditions and Code requirements.

PD18-0042; MJAI Oregon 5, LLC Page 10

LINN COUNTY PLANNING AND BUILDING DEPARTMENT
Robert Wheeldon, Director

Room 114, Linn County Courthouse
PO Box 100, Albany, Oregon 97321
Phone 541-967-3816 Fax 541-926-2060
www.co.linn.or.us

NOTICE OF DECISION
CONDITIONAL USE PERMIT

April 20, 2018

MJAI Oregon 5, LLC
34225 Kowitz Road
Lebanon, OR 97355

RE: PD18-0043; a conditional use permit application for marijuana processing on a 26.50-acre property zoned Exclusive Farm Use (EFU) (T11S, R01W, Section 27C, Tax Lot 400).

To Whom It May Concern:

The Linn County Planning and Building Department (Department) completed review of your conditional use permit application for marijuana processing on April 20, 2018. The Department finds your application, pursuant to Linn County Code (LCC) 928.320(B)(19), **does not comply** with the specified decision criteria in Linn County Code (LCC) Section 933.310(B)(6). Your application is **denied**. Findings in support of this decision are attached.

This decision is effective unless a notice of intent to appeal to the Linn County Planning Commission (Commission) is filed in writing by a party with standing with the Department before 5:00 p.m., May 4, 2018. Appeals will be accepted only when based upon identified inadequacies, omissions, or errors in the decision's findings and conclusions. A $250.00 filing fee must accompany an appeal.

Please contact Alyssa Boles, Senior Planner, at (541) 967-3816, ext. 2360 if questions arise or if we may be of further assistance.

Sincerely,

Robert Wheeldon

Robert Wheeldon
Director

RW: AB

c: Linn County Assessor, Linn County GIS, Linn County Road Department, Linn County EHP, Linn County Sherriff, City of Albany – Mayor Sharon Konopa, OLCC, Oregon DSL, Wendie Wunderwald, Kimberly & Holly McKain, Marissa Siefker, Yvonne & R. Keep, Jeremy & Jamilee Von Ruden, Juliana Von Ruden, Brent & Jennifer Burton, Brayden Burton, Karlee Burton, Aaron Page, Rey & Barbara Castillo, Suzanne & William Bond, Robert Kennedy, Kristen Kennedy, Jeromie & Misty Carter, Larry & Gail March, Kenneth & Sharon Meyer, Nickie & Mary Carter

DECISION CRITERIA, FINDINGS AND CONCLUSION

I. DECISION CRITERIA

Linn County Code (LCC) 933.310 contains the applicable decision criteria. LCC 940.500 contains the applicable development standards.

II. FINDINGS

933.310 RRZ conditional uses; generally

(B) *Decision criteria.*

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

FINDINGS: The applicant proposes small scale marijuana processing, pursuant to LCC 928.320(B)(19). The processing facility would be located on the subject property in conjunction with a marijuana production operation, approved per land use action PD18-0042. The applicant proposes a 7,500 square foot processing building. The hours of operation for the processing operation are proposed to be 7:00 am – 7:00 pm daily. The operation proposes 8-10 full time employees and 6-8 part time employees, which is inclusive of both the processing and production operations. The applicant states the use will generate 1-2 vehicle trips per day.

Marijuana processing, as defined in Linn County Code 920.100(B)(191), allows for the processing, compounding, or conversion of marijuana into cannabinoid products, cannabinoid concentrates, or cannabinoid extracts. The application states that the applicant proposes to make edibles, but does not specify any other types of cannabinoid products, cannabinoid concentrates, or cannabinoid extracts the applicant proposes to make. Also, the application does not provide information regarding the scale of the processing facility. Press releases issued by the company indicate that the processing facility would be the primary manufacturing complex used to manufacture and package concentrates, oils, edibles, creams and lotions to be distributed to the company's stores and to wholesalers. Based on company press releases, the proposed processing facility would be the main supplier of the company's product.

The property is served by the Linn County Sherriff Department and the Lebanon Fire District. The property has frontage on Gilkey Road. Neither agency submitted comments regarding the proposed processing operation. The Linn County Road Department has evaluated the proposal and did not identify any negative impacts to the public road system or identify any safety concerns regarding the proposed use. The Road Department comments stated that if approved, the applicant must obtain a change of use/access permit from the Linn County Road Department. The applicant proposes to install a septic system for wastewater from the proposed bathroom and employee bathing facilities. The Linn County Environmental Health Program (EHP) submitted comments that a site evaluation and permit will be required if the use generates residential strength wastewater from employees and production/processing.

PD17-0043; MJAI5 Oregon 5, LLC Page 2

The applicant submitted evidence that the property has an existing water right. The Oregon Water Resources Department (WRD) was notified of the proposed processing facility and did not submit comments into the record. However, the applicant would need contact the Oregon WRD to confirm whether the water right assigned to the property can be used in conjunction with marijuana processing. The applicant also states they may utilize a private water contractor to supplement water demands for the use.

Notice was provided to surrounding property owners within 1,000 feet of the subject property. Seventeen (17) comments were received from surrounding property owners in opposition to the application. One (1) comment was received in support of the application. Surrounding property owners expressed objections to the proposed processing operation due to impacts from odor, noise, waste management, security of the facility, the use of pesticides, the possibility of trespassing on adjacent properties by the general public in order to view the proposed facility, possible increase in criminal activity, impacts to the floodplain and wildlife in the area, potential health impacts from the odor associated with the production and processing operations, and traffic that would be generated from employees and the operation of the facility. Surrounding property owners also expressed concern about enforcement of marijuana production and processing license requirements and standards.

Surrounding property owners assert that the size, scale, bulk, coverage, and density of the proposed processing operation, in conjunction with the production operation, is not compatible with the existing land use pattern of the area, and would be more compatible in an industrial zoned area. Nearby property owners stated that the size, scale, bulk, coverage, and density of the proposed processing operation is not consistent or compatible with surrounding land uses, which are comprised primarily of residential development and low-intensity farm uses. Based on Linn County Geographic Information System (GIS) aerial photos, there are over 50 dwellings located within a half mile of the subject property. GIS aerial photos demonstrate farm use in the area as predominately grass seed, hay, and livestock, with little to no improvements associated with those uses. The application states approximately 6.28 acres, or 24 percent, of the property would be used for the combined processing and production operations. This level of lot coverage is significantly larger than coverage on surrounding properties. Adjacent properties fall within a coverage range of zero to 10 percent.

Based on the evidence and argument submitted to the Department regarding the existing land use pattern of the area, the identified impacts to those surrounding land uses from the proposed processing operation, and the scale and coverage of the proposed processing facility, the Director finds that the location, size, design and operating characteristics of the proposed development will not be reasonably compatible with and have minimal impact on the livability and appropriate development of nearby property. Based on these facts and the testimony received and reviewed by the Department, the Director finds that the application does not satisfy the criterion in LCC 933.310(B)(6).

III. CONCLUSION

Based on the findings of fact identified above, sufficient information is available to conclude that the application is not consistent with the applicable decision criteria found in the Linn County Land Development Code. Therefore, the application for a conditional use permit for a small scale marijuana processing facility on the subject property is **DENIED**.

PD17-0043; MJAI5 Oregon 5, LLC Page 3

LINN COUNTY PLANNING AND BUILDING DEPARTMENT
Robert Wheeldon, Director

Room 114, Linn County Courthouse
PO Box 100, Albany, Oregon 97321
Phone 541-967-3816 Fax 541-926-2060
www.co.linn.or.us

May 14, 2018

William and Suzanne Bond
40311 Lacomb Drive
Lebanon, OR 97355

RE: PD18-0042; an appeal of a Director decision approving a site plan review for marijuana production on a 26.50-acre unit of land zoned Exclusive Farm Use (EFU) (T11S, R01W, Section 27C, Tax lot 400).

Dear Mr. & Ms. Bond:

On May 4, 2018, the Linn County Planning & Building Department received your notice of intent to appeal the approval of a site plan review for marijuana production. Your appeal was reviewed and deemed complete on May 11, 2018, pursuant to Linn County Code (LCC) Section 921.230.

Pursuant to LCC Section 921.220, the Director shall schedule the appeal with the hearing authority. You will be notified once the appeal hearing has been scheduled.

Please contact me at 541-967-3816, ext. 2360 or at aboles@co.linn.or.us if you need further assistance.

Sincerely,

Alyssa Boles
Senior Planner

C: MJAI 5 Oregon, LLC
34225 Kowitz Road, LLC

May 3, 2018

Mr. Robert Wheeldon

Linn county Planning and Building Department

Room 114, Linn county Courthouse

RE: PD18-0042,MJAI, Oregon 5 LLC, 34225 Kowitz Road, Lebanon OR 97355

Dear Sir,

The undersigned are appealing the land use decision approving marijuana production in an indoor and outdoor operation on a 26.50 acre property zoned Exclusive Farm Use.

Oregon water rights are granted for a specific portion of an agricultural property. The water right for the property referenced above is for the northwest 1/3 of the site. (See area outlined in blue on the attached Oregon Water Resources Department, Water Rights Mapping Tool.) The irrigable area drawn on the map completely excludes the proposed hoop houses and green houses as diagramed on the Kaya Farms Ag. Facility Site Plan (see attached).

Because the proposed growing sites do not have any right to water from Beaver Creek, the site plan should be denied.

Sincerely,

William and Suzanne Bond

William D Bond
Suzanne Bond

LINN COUNTY
MAY 04 2018
Planning & Building
Department

WR Map Tool- Intranet http://apps.wrd.state.or.us/apps/gis/wr_intra/Default.aspx

Oregon Water Resources Department
Water Rights Mapping Tool

Main | Help | Return | Contact Us | OWRD Only | 725 Summer St NE, Sale

Search
Identify Non-Water Right Features
Tax Lots
Tools
Layers
- Water Rights by Use
- Water Rights by Type
- Water Rights by Type-Use
- Water Rights by Prim./Supp'l
- Irrigation Districts AOI
- Other Irrigation Districts
- Administrative Boundaries
- Rules
- Surface Water
- Hydrography
- Transportation
- Stream Gages
- Dams
- Exempt Use Wells (partial)
- PODs by Source Type
- Taxlots
- Tax Lots - White

Bookmarks

NESW
NWSE
11S1W
0 150 300ft

POD | POU | Irrigation Districts AOI | WR By Time

All Fields Search...

#	ID (select)	WRIS	Zoom	Water Right	Water Type	First Name	Last Name	Company	Use Desc.	Priority Date	Supp.	Duty	Rate cfs	Rate cfs Est.	Max Rate cfs	Acre ft	Acre ft Est
1	26452	(Details)	Map WR	Cert:34620 OR * IR	SW	GENE A	SVATOS		IRRIGATION	10/28/1963	-	2.5	0.1	-	0.1		-

Search took 0 sec

1 of 1 5/3/2018, 12:27 PM

KAYA FARMS AG. FACILITY

SITE PLAN REVIEW APPLICATION

34225 Kowitz Road, Lebanon, Oregon 97355 - TaxMap: 11S-01W-27C Lot# 00400

REGISTERED ARCHITECT WILLARD C. DIXON EUGENE, OREGON STATE OF OREGON

NOTE
(e) = Existing
(p) = Proposed

SOUTH SANTIAM RIVER
SANTIAM HWY SE
SITE
Lacomb Dr.
HWY 210
City of LEBANON

ⓐ VICINITY MAP
Scale: For Reference Only

KOWITZ ROAD
(e) NEIGHBORING DWELLING
±60'
Property Line ±1,895'
100' SETBACK
(e) Wetland
±335'
±175'
50' SETBACK
(e) Wetland
(p) SEPTIC SYSTEM & DRAINFIELD as per Approved Site Evaluation & On-Site Sewage Disposal
±20'
±500'
±360'
±360'
±216'
P.L. ±495'
P.L. ±594'
(e) Gate, Fence & Hedge along Road
(e) House
(p) FENCE / SCREENING
25K sf ±70'
(p) GROW BLDG. #1
±38'
25K sf
(p) GROW BLDG. #2
5K sf
(p) PROCESS BLDG.
(e) Power Pole & Trnsfrmer
(e) GRAVEL ACCESS
(p) SECURITY GATE
±30'
±15'
±10'
(e) Barn
±130'
100' SETBACK
(p) HOOP HOUSES
3600 sf Each
(p) Parallel PARKING along Access Drive
All (p) Storm Water to Drain on-site
(e) Well
(e) Braier Bridge
(e) Pump House
(e) Garage
P.L. ±1,944'
(e) FLOOD PLAIN
(e) PROPERTY AREA ±1,128,500 sf / ±25.91 Acre
(p) DEVELOPMENT AREA defined by security fence ±273,400 sf / ±6.28 Acre
(e) Trees & Landscaping to Remain
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

PROGRAM NEEDS

(p) GROW BUILDING #1 (indoor)............. ±25,000 sf
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
Eugene, OR 97403-5103
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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenues

We had revenues of $255,365 for the three months ended March 31, 2018, as compared to revenues of $144,861 for the three months ended March 31, 2017. The increase is largely due to the fact that in 2017 our Portland Store was unable to process recreational sales for the first quarter due to a delay in receiving our Portland City Licensing. As a result, revenues from legal recreational sales were largely generated from retail sales at one outlet during most of the 2017 period, as compared to three outlets in the comparable period in 2018. All four of the Company’s retail locations have now received full OLCC licensing.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $164,088 for the three months ended March 31, 2018, as compared to $344,415 for the three months ended March 31, 2017. This decrease reflects the fact that some of the expenses associated with this category have decreased over time due to investments made in the corresponding period for 2017.

Professional Fees

Professional fees were $1,185,727 for the three months ended March 31, 2018, as compared to $174,269 for the three months ended March 31, 2017. These costs have increased as a result of paying employees and consultants with common stock and the increased level of retail operations.

Interest expense

Interest expense and debt amortization expense increased to $725,789 for the three months ended March 31, 2018 from $603,845 for the three months ended March 31, 2017. These increases reflected additional debt incurred in the 2017 period to acquire land and fund expansion of our operations.

Net Income

We incurred net income of $12,748,051 for the three months ended March 31, 2018, as compared to a net loss of $(3,088,080) for the three months ended March 31, 2017.

The majority of our net income during the three month period ending March 31, 2018 was a result of the derivative liabilities from the conversion of debt in the three months ended March 31, 2018 and from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations. In addition, as noted above, our revenues were increased during the 2018 quarter as a result of our ability to process legal recreational marijuana sales at all of our retail locations and our gross profit increased by $77,530 as a result of the increased sales volume.

Liquidity and Capital Resources

$2.1 Million Financing

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “Investor”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the “$2.1M Financing Agreement”) entered into between the Company and the Investor in December 2016. For more details regarding the $2.1 million Financing please see the Company’s 2017 10-K.

$7.75 Million Financing

On May 11, 2017, we entered into a second financing agreement with the Institutional Investor to provide the Company with up to an additional $5.8 million in convertible note funding (the “ May 2017 Notes ”) through July 31, 2018 (the “ May 2017 Financing Agreement ”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017 and as of March 31, 2018, to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

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

Except as set forth above, the May 2017 Notes are substantially similar in form and substance to the $2.1M Notes that were part of the $2.1 million Financing Agreement entered into between the Company and the Institutional Investor in December 2016 and completed in March of 2017 (as well as the promissory notes evidencing approximately $1.2 million in financing previously received from the Institutional Investor in 2014 and 2015). For more details regarding the $7.75 million Financing Agreement please see the Company’s 2017 10-K.

As of the date of this Annual Report, the Institutional Investor has purchased an aggregate of $1,750,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of May 2017 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “$0.05Notes ”); (b) $750,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “ $0.03Notes ”); (c) $500,000 in principal amount of May 2017 Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes ”). For more details regarding the $7.75 million Financing Agreement please see the Company’s 2017 10-K.

January 2018 Financing

Effective January 22, 2018, we entered into a financing agreement with a high net worth investor (the “ HNW Investor ”) to provide the Company with up to $1.4 million in convertible note funding (the “ January 2018 Notes ”) through July 31, 2018 (the “ January 2018 Financing Agreement ”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per shares (the “$0.10 Notes ”).

The HNW Investor has the right to purchase up to an aggregate of $250,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.125 per share, at any time and from time to time through June 30, 2018 (the “ $0.125 Notes ”).

Provided the HNW Investor has fulfilled its obligation to purchase $250,000 in principal amount of $0.125 Notes from the Company on or before June 30, 2018, the HNW Investor will have the right to purchase up to an aggregate of $300,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.15 per share, at any time and from time to time through December 31, 2018 (the “ $0.15 Notes ”).

Provided the HNW Investor has fulfilled its obligation to purchase $300,000 in principal amount of $0.15 Notes from the Company on or before December 31, 2018, the HNW Investor will have the right to purchase up to an aggregate of $350,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.175 per share, at any time and from time to time through June 30, 2019 (the “ $0.175 Notes ”).

Provided the HNW Investor has fulfilled its obligation to purchase $350,000 in principal amount of $0.175 Notes from the Company on or before June 30, 2019, the HNW Investor will have the right to purchase up to an aggregate of $400,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.20 per share, at any time and from time to time through December 31, 2019 (the “ $0.20 Notes ”).

The purchase price for the January 2018 Notes is equal to the principal amount thereof. The January 2018 Notes have a term of two years from issuance, bear interest at the rate of five percent (5%) annum, which accrues and is payable to together with interest at maturity and are otherwise substantially similar in form and substance to the $2.1M Notes and the May 2017 Notes.

Management believes that consummation of the proceeds received and expected to be received from the above described financings as well as any other financing transactions that it may enter into, combined with existing and anticipated revenues, has alleviated the Company’s financial difficulties to a significant extent and will allow the Company to meet its anticipated working capital needs for a period of between twelve and eighteen months from the date of this report. However, there can be no assurance that the $5.8 million financing will be completed, or that management’s belief will be correct and that the Company will not sooner require additional financing to meet its working capital needs prior to achieving profitability or positive cash flow. Moreover, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of March 31, 2018. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2018 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by SEC Rule 13a15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

