Form 10-Q
period 2018-06-30
Kaya Holdings, Inc.
filed 2018-08-20
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

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

As of August 17, 2018, the Issuer had 151,112,128 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS
	(Unaudited)	(Audited)
	June 30, 2018	December 31, 2017
CURRENT ASSETS:
Cash and equivalents	$178,817	318,462
Inventory-Net of Allowance	146,105	118,296
Prepaid Expenses	21,998	9,094
Total Current Assets	346,920	445,852

Property and equipment, net	969,071	897,565

OTHER ASSETS:
Deposits	31,523	98,497
Total Other Assets	31,523	98,497

Total Assets	1,347,514	1,441,914

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	1,413,505	464,462
Accounts payable and accrued expense-related parties	8,923	8,923
Accrued interest	533,789	302,341
Convertible Note Payable-related party	—	500,000
Convertible Notes Payable-net of discount	2,334,037	275,000
Notes Payable	9,312	144,782
Notes Payable-Related Party	—	250,000
Derivative liabilities	7,233,094	17,316,783
Total Current Liabilities	11,532,660	19,262,291

LONG TERM LIABILITIES:
Convertible Note Payable-related party-Net of Discount	500,000	—
Convertible Note Payable-Net of Discount	644,998	1,555,206
Notes Payable-Related Party	250,000	—
Derivative liabilities	9,568,594	13,026,826
Total Long Term Liabilities	10,963,592	14,582,032

Total Liabilities	22,496,252	33,844,323

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at June 30, 2018	50	50
and December 31, 2017
Common stock , par value $.001; 500,000,000 shares authorized;
139,409,719 shares issued as of June 30, 2018 and
138,993,087 shares issued as of December 31, 2017	139,409	138,993
Additional paid in capital	12,888,703	12,811,671
Subscriptions payable	152,846	152,796
Accumulated Deficit	(33,421,482)	(44,672,209)
Non-controlling Interest	(908,264)	(833,710)
Net Stockholders' Equity/(Deficit)	(21,148,738)	(32,402,409)
Total Liabilities and Stockholders' Equity/(Deficit)	$1,347,514	$1,441,914

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net Sales	$291,133	$199,790	$546,498	$344,651

Cost of Sales	118,420	80,261	221,011	149,877

Gross Profit	172,713	119,529	325,487	194,774

Operating Expenses:
Professional Fees	172,332	183,132	1,358,059	357,401
Salaries and Wages	102,192	88,460	235,632	179,491
General and Administrative	175,158	199,208	339,246	543,623
Total Operating Expenses	449,682	470,800	1,932,937	1,080,515

Operating Loss	(276,969)	(351,271)	(1,607,450)	(885,741)

Other Income(expense):
Interest Expense	(137,784)	(73,675)	(283,808)	(144,743)
Amortization of Debt discount	(544,357)	(576,625)	(1,124,122)	(1,109,402)
Derivative Liabilities Expense	(356,394)	(1,267,988)	(1,913,591)	(15,845,993)
Change in Derivative Liabilities Expense	(256,374)	8,158,643	16,105,145	20,854,326
Total Other Income(Expense)	(1,294,909)	6,240,355	12,783,624	3,686,746

Net income (loss)	(1,571,878)	5,889,084	11,176,174	2,801,005

Net (Loss) attributed to non-controlling interest	(37,909)	(77,613)	(74,554)	(152,499)

Net income (loss) attributed to Kaya Holdings, Inc.	(1,533,969)	5,966,697	11,250,728	2,953,504

Basic and diluted net income (loss) per common share	$(0.01)	$0.05	$0.08	$0.02

Weighted average number of common shares outstanding	139,409,719	128,549,614	139,251,765	126,030,728

* The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES:
Net Income/(Loss)	$11,250,728	2,801,006
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(74,554)	(152,499)
Depreciation	43,149	34,578
Imputed Interest	15,000	—
Loss (Gain) on Extinguishment of Debt	—	67,442
Derivative Expense	1,913,591	15,845,993
Change in derivative liabilities	(16,105,145)	(20,854,326)
Amortization of debt discount	1,124,122	1,109,402
Stock issued for interest	—	29,638
Changes in operating assets and liabilities:
Prepaid Expense	(12,904)	(40,047)
Inventory	(27,809)	(67,903)
Deposits	66,974	—
Accrued Interest	238,881	105,939
Accounts payable and accrued expenses	974,251	(204,024)

Net cash used in operating activities	(593,716)	(1,324,801)

INVESTING ACTIVITIES:
Purchase of property and equipment	(114,655)	(140,149)
Net cash used in investing activities	(114,655)	(140,149)

FINANCING ACTIVITIES:
Proceeds from Common stock subscription	50,000	—
Proceeds from Convertible debt	570,000	2,350,000
Payment on Convertible debt	—	(23,500)
Payments on Note Payable	(51,274)	(112,829)
Net cash provided by financing activities	568,726	2,213,671

NET INCREASE IN CASH	(139,645)	748,721

CASH BEGINNING BALANCE	318,462	306,884

CASH ENDING BALANCE	$178,817	1,055,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Value of accrued interest payable reclassified as principal	7,133	95,680
Value of common shares issued as payment of debt	—	190,575
Value of common shares issued as payment of interest	12,499	29,638

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

The Company has three subsidiaries, Alternative Fuels Americas, Inc, a Florida corporation, which is wholly-owned, Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which holds the Company’s recently acquired 26 acre property in Lebanon, Oregon on which it plans to develop a legal cannabis cultivation and manufacturing facility. MJAI develops and operates the Company’s legal cannabis retail operations in Oregon through controlling ownership interests in five Oregon limited liabilities companies: MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC, MJAI Oregon 4 LLC and MJAI Oregon 5 LLC.

Nature of the Business

In January 2014, KAYS incorporated MJAI, a wholly-owned subsidiary, to focus on opportunities in the legal recreational and medical marijuana in the United States. MJAI has concentrated its efforts in Oregon, where through controlled Oregon limited liability companies, it initially secured licenses to operate a medical marijuana dispensary (an “MMD”) and following legalization of recreational cannabis use in Oregon, has secured licenses to operate four retail outlets and purchased 26 acres for development as a legal cannabis cultivation and manufacturing facility. The Company has developed the Kaya Shack™ brand for its retail operations.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2018 and for the six months ended June 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $11,250,728 for the six months ended June 30, 2018 and a net loss of $14,881,793 for the year ended December 31, 2017. The increase in net income is due to the changes in derivative liabilities and the company continues to have operating losses. At June 30, 2018 the Company has a working capital deficiency of $1,609,297 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Fiscal Year

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Kaya Holdings, Inc. and all wholly and majority-owned subsidiaries. All significant intercompany balances have been eliminated.

Wholly-owned subsidiaries:

·	Alternative Fuels Americas, Inc. (a Florida corporation)
·	34225 Kowitz Road, LLC (an Oregon LLC)

Majority-owned subsidiaries:

·	Marijuana Holdings Americas, Inc. (a Florida corporation)
·	MJAI Oregon 1 LLC
·	MJAI Oregon 2 LLC
·	MJAI Oregon 3 LLC
·	MJAI Oregon 4 LLC
·	MJAI Oregon 5 LLC

Non-Controlling Interest

The company owns 55% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2018 is $146,105 and $118,296 as of December 31, 2017. No allowance as necessary as of June 30, 2018 and 2017

Property and Equipment

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended June 30, 2018 and December 31, 2017.

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

NOTE 4 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 2.52%, volatility ranging from 127.07% of 243.37%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes are $16,801,688 at June 30, 2018 and $30,343,609 as of December 31, 2017.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			06.30.18	12.31.17

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible	X		8.0%	1-Jan-19	65,700	65,700
C	Convertible	X		8.0%	1-Jan-19	32,850	32,850
D	Convertible	X		8.0%	1-Jan-19	209,047	209,047
O	Convertible	X		8.0%	1-Jan-19	109,167	109,167
P	Convertible	X		8.0%	1-Jan-19	52,767	52,767
Q	Convertible	X		8.0%	1-Jan-19	52,050	52,050
R	Convertible	X		8.0%	1-Jan-19	203,867	203,867
S	Convertible	X		8.0%	1-Jan-19	50,400	50,400
T	Convertible	X		8.0%	1-Jan-19	250,000	250,000
V	Convertible	X		8.0%	Converted	25,000	25,000
W	Convertible	X		8.0%	Converted	15,000	15,000
X	Convertible	X		8.0%	1-Jan-19	66,800	60,000
BB	Convertible	X		10.0%	1-Jan-19	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-19	100,000	100,000
EE	Convertible		X	0.0%	31-Dec-21	500,000	500,000
KK	Convertible	X		8.0%	1-Jan-19	150,000	150,000
LL	Convertible	X		8.0%	1-Jan-19	600,000	600,000
MM	Convertible	X		8.0%	1-Jan-19	100,000	100,000
NN	Convertible	X		8.0%	1-Jan-19	500,000	500,000
OO	Convertible	X		8.0%	1-Jan-19	500,000	500,000
PP	Convertible		X	8.0%	1-Jan-20	500,000	500,000
QQ	Convertible		X	8.0%	1-Jan-20	150,000	150,000
RR	Convertible		X	8.0%	1-Jan-20	500,000	500,000
SS	Convertible		X	8.0%	1-Jan-20	150,000	150,000
TT	Convertible		X	8.0%	1-Jan-20	300,000	-
UU	Convertible		X	8.0%	1-Jan-20	150,000	-
VV	Convertible		X	5.0%	1-Jan-20	100,333	-
XX	Convertible		X	8.0%	1-Jan-20	100,000	-
Current Convertible Debt						3,157,646	625,000
Long-Term Convertible Debt						2,450,333	4,325,846
Total Convertible Debt						$ 5,607,979	$ 4,950,846

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.18% to 2.33%, volatility ranging from 127.07% to 243.37%, trading prices ranging from $0.065 per share to $0.45 per share and a conversion price ranging from $0.05 per share to $0.41 per share. The balance of the convertible note at June 30, 2018 including accrued interest and net of the discount amounted to $46,826.

 A recap of the balance of outstanding convertible debt at June 30, 2018 is as follows:

Principal balance	$25,000
Accrued interest	21,826
Balance maturing for the period ending:
June 30, 2018	$46,826

The Company valued the derivative liabilities at June 30, 2018 at $24,869. The Company recognized a change in the fair value of derivative liabilities for the six months ended June 30, 2018 of $483 which were charged (credited) to operations.  In determining the indicated values at June 30, 2018, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.14, and conversion prices of $0.11 per share.

(B), (C), (D), (H), (I), (J), (K), (L), (M)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015. The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2015, the balance was $947,311. The beneficial conversion feature in the amount of $947,311 will be expensed as interest over the term of the note (one year). All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 2.33%, volatility ranging from 127.07% to 243.23%, trading prices ranging from $0.065 per share to $0.14 per share and a conversion price ranging from $0.03 per share to $0.04 per share.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.41% to 2.33%, volatility ranging from 127.07% to 157.47%, trading prices ranging from $0.07 per share to $0.27 per share and a conversion price of $0.03 per share.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.41% to 2.33%, volatility ranging from 127.07% to 157.47%, trading prices ranging from $0.07 per share to $0.27 per share and a conversion price of $0.03 per share.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.41% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.07 per share to $0.27 per share a conversion price of $0.03 per share.

(R)

On November 3, 2016 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.81% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.10 per share to $0.27 per share a conversion price of $0.03 per share.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.85% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.14 per share to $0.27 per share and a conversion price of $0.03 per share.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 1.08% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.14 per share to $0.27 per share and a conversion price of $0.03 per share.

(U)

On March 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017 In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.33% to 0.41%, volatility ranging from 134.12% to 157.47%, trading prices ranging from $0.07 per share to $0.08 per share and a conversion price of $0.03 per share. The Note and Interest was converted to common shares on September 13, 2016

(V)

On September 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.41% to 1.49%, volatility ranging from 134.12% to 154.71%, trading prices ranging from $0.07 per share to $0.27 per share a conversion price of $0.03 per share. As of June 30, 2018 the note holder requested that the debt be converted to common stock. As of June 30, 2018 the stock has not been issued by the transfer agent.

(W)

On October 16, 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.85% to 1.49%, volatility ranging from 129.92% to 154.71%, trading prices ranging from $0.12 per share to $0.27 per share and a conversion price of $0.03 per share. As of June 30, 2018 the note holder requested that the debt be converted to common stock. As of June 30, 2018 the stock has not been issued by the transfer agent.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.85% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.08 per share to $0.27 per share and a conversion price of $0.03 per share.

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

On January 1, 2018 the holder of the note extended the due date until December 31, 2021.

As of June 30, 2018, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.85% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.14 per share to $0.27 per share and a conversion price of $0.04 per share. The derivative liability associated with this note as of June 30, 2018 was $445,144.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.85% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.14 per share to $0.31 per share. The derivative liability associated with this note as of June 30, 2018 was $806,106.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.87% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.14 per share to $0.31 per share. The derivative liability associated with this note as of June 30, 2018 was $134,057.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.87% to 2.33%, volatility ranging from 127.07% to 154.71%, trading prices ranging from $0.14 per share to $0.31 per share. The derivative liability associated with this note as of June 30, 2018 was $376,705.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.87% to 2.33%, volatility ranging from 127.07% to154.71%, trading prices ranging from $0.14 per share to $0.30 per share. The derivative liability associated with this note as of June 30, 2018 was $375,652.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.87% to 2.52%, volatility ranging from 127.07% to 139.70%, trading prices ranging from $0.14 per share to $0.27 per share. The derivative liability associated with this note as of June 30, 2018 was $1,209,956.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.87% to 2.52%, volatility ranging from 127.07% to 139.70%, trading prices ranging from $0.14 per share to $0.27 per share. The derivative liability associated with this note as of June 30, 2018 was $357,816.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 1.49% to 2.52%, volatility ranging from 127.07% to 138.23%, trading prices ranging from $0.12 per share to $0.27 per share. The derivative liability associated with this note as of June 30, 2018 was $2,123,506.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 1.49% to 2.52%, volatility ranging from 127.07% to 131.81%, trading prices ranging from $0.14 per share to $0.27 per share. The derivative liability associated with this note as of June 30, 2018 was $630,331.

(TT)

On February 5, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 1.49% to 2.52%, volatility ranging from 127.07% to 132.27%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of June 30, 2018 was $1,248,099.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 1.49% to 2.52%, volatility ranging from 127.07% to 132.27%, trading prices ranging from $0.14 per share to $0.14 per share. The derivative liability associated with this note as of June 30, 2018 was $617,951.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 1.49% to 2.52%, volatility ranging from 127.07% to 132.27%, trading prices ranging from $0.14 per share to $0.14 per share. The derivative liability associated with this note as of June 30, 2018 was $96,607.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 1.82% to 2.52%, volatility at 127.07%, trading prices ranging from $0.14 per share to $0.16 per share. The derivative liability associated with this note as of June 30, 2018 was $406,046.

NOTE 5 – NON-CONVERTIBLE DEBT

A-Non Related Party

	June 30, 2018	December 31, 2017
Note 3	-0-	26,311
Note 4	-0-	24,963
Note 5	9,312	13,506
Note 6	-0-	80,000
Total Non-Convertible Debt	9,312	144,780

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

As of June 30, 2018, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

 Summary Notes Payable Schedule-All Debt

Balance December 31, 2017	$5,358,339
New Notes Payable	570,000
Addition due to amendment	7,133
Repaid Notes Payable	(51,274)
Conversions	-0-
Balance June 30, 2018	$5,884,198

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

In December of 2016 the Company authorized the issuance of 300,000 shares of common shares of Kaya Holdings Inc. for employee compensation, legal and consulting fees. The shares were valued at $42,560. As of June 30, 2018, 200,000 shares were issued during the year ended December 31, 2017 and 100,000 shares are authorized to be issued.

In February of 2018 the Company authorized the issuance of 7,200,000 shares of common shares of Kaya Holdings Inc. for employee compensation and consulting fees. The shares were valued at $1,001,520. As of June 30, 2018, the shares have not been issued by the transfer agent. The liabilities are reflected as accrued expenses

In February of 2018, the Company authorized the issuance of 138,866 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. The restricted common shares were issued as payment of interest of $4,166.

In February of 2018, the Company authorized the issuance of 277,766 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. The restricted common shares were issued as payment of interest of $8,333.

In February of 2018, the Company authorized the issuance of 633,288 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of a Note Payable and Interest with a total value of $16,907, the Note Payable was due January 1, 2019. As of June 30, 2018 the shares have not been issued by the transfer agent.

In February of 2018, the Company authorized the issuance of 1,760,283 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of a Notes Payable and Interest with a total value of $28,498 the Note Payable was due January 1, 2019. As of March 31, 2018 the shares have not been issued by the transfer agent.

In June of 2018, the Company sold 500,000 shares of common stock for gross proceeds of $50,000. As of June 30, 2018 the shares have not been issued by the transfer agent.

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black-Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 2.52%, volatility ranging from 127.07% to 243.22%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2017	$30,343,609

Initial	2,563,225
Change in Derivative Values	(16,105,146)
Conversion of debt-reclass to APIC	—

Balance as of June 30, 2018	$16,801,688

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded derivative liability expense of $1,913,591 and $15,845,993 for the six months ended June 30, 2018 and 2017, respectively

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $16,105,146 and $20,854,326 for the six months ended June 30, 2018 and 2017, respectively

NOTE 8 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $2,145,853 as of June 30, 2018 and $2,620,342 as of December 31, 2017.

The Company recorded $1,124,122 and $1,109,402 for the six months ended June 30, 2018 and 2017, respectively for amortization of debt discount expense.

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

NOTE 11 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of June 30, 2018, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of June 30, 2018, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of June 30, 2018, the note was paid in full

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

As of June 31, 2018, the note was paid in full

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2017	11,065,540	0.0316297	4.8
Granted	-0-	-0-	-0-
Exercised	-0-	-	-
Expired	-0-	-	-
Balance as of June 30, 2018	11,065,540	0.0316297	4.3

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

NOTE 13 – SUBSEQUENT EVENTS

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt pursuant to the $7.75Million Financing Agreement that it had previously entered into. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is due January 1, 2020.

On July 13, 2018, the Company entered into a preliminary agreement to acquire a 12,000 square foot indoor marijuana grow and manufacturing facility with a current production capability of 800 pounds of high quality medical and recreational cannabis annually, as well as the machines and equipment necessary to begin production and processing as well as utilize the current OLCC Production License for growing, and OLCC Processing License . for the manufacture of extracts, oils and edibles. On July 26, 2018 the Company completed the first stage of the transaction with the seller’s purchase of 2,500,000 restricted shares in the Company for $250,000.00 in a private transaction. The funds are mainly for capital improvements to the facility to provide for increased grow production and more efficient product manufacturing.

On July 31, 2018 the Company amended the $7.75 Million Financing Agreement to allow for an extension for the balance of the funding due July 31, 2018 ($245,000.00) until September 30, 2018. On August 13, 2018, the Company received $150,000 (of the $245,000 due) from the issuance of convertible debt pursuant to the $7.75Million Financing Agreement that it had previously entered into. Interest is stated at 8%. The Note and Interest are convertible into common shares at $0.03 per share The Note is due January 1, 2020.

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

Background

Kaya Holdings, Inc., was incorporated in Delaware in 1993 under the name Gourmet Market, Inc. and has engaged in a number of businesses. Its name was changed on May 11, 2007 to Netspace International Holdings, Inc. (“ Netspace ”). Netspace acquired 100% of the capital stock of Alternative Fuels Americas, Inc., a Florida corporation in January 2010 in a stock for stock transaction and issued 100,000 shares of Series C convertible preferred stock to existing shareholders of the Florida corporation. The Company’s name was changed in October 2010 from Netspace International Holdings, Inc. to Alternative Fuels Americas, Inc.

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

Legal Medical and Recreational Marijuana Operations

In January 2014, KAYS incorporated a subsidiary, Marijuana Holdings Americas, Inc. a Florida corporation (“ MJAI ”) to focus on opportunities in the legal recreational and medical marijuana in the United States. MJAI has concentrated its efforts in Oregon, where through controlled Oregon limited liability companies, it initially secured licenses to operate a medical marijuana dispensary (an “ MMD ”) and since the advent of legalization of recreational cannabis use in Oregon, has secured licenses to operate a total of four retail outlets for the sale of recreational and medical cannabis, as well as each hold a license for home delivery of cannabis products. Additionally, MJAI has operated medical Marijuana Grows in Oregon, and KAYS has purchased 26 acres which it has targeted for development of the Kaya Farms™ Medical and Recreational Marijuana Grow and Manufacturing Complex. The Company has developed the Kaya Shack™ brand for its retail operations.

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

OLCC Licensing and Additional Legal and Recreational Marijuana Stores

In 2016, Oregon began the process to transition legal marijuana sales from Oregon Health Authority (“ OHA ”) licensed MMDs and grow operations to Oregon Liquor Control Commission (“ OLCC ”) licensed recreational marijuana retailers and producer and processing facilities. Effective January 1, 2017, all retailers of recreational marijuana were required to have a recreational marijuana sales license issued by the OLLC for each retail outlet operated.

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

OLCC Licensed Production and Processing Facilities for Recreational and Medical Marijuana

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

Status of Kaya Farms™ Property in Linn County, Oregon

In August 2017, KAYS acquired a 26 acre parcel in Lebanon, Oregon, which KAYS intends to develop as a legal cannabis cultivation and manufacturing facility. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows. A video of the Kaya Farms™ (Architect’s Project Rendition) can be seen at the following link:

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

On March 9, 2018 the Company was notified by the Linn County, Oregon Planning and Building Department (the “ Department ”) that the application was deemed complete and received an official letter of completeness with respect to the application. The formal “  Letter of Completeness  ,” sent March 9, 2018 by a Linn County Senior Planner, confirmed the eligibility of the Company’s 26-acre plot for the purposes of growing legal cannabis, as well as the eligibility of the property for a special purpose exemption for the Company’s proposed manufacturing operations.

On April 20, 2018 the Company was notified by the Department that the site plan review for the indoor and outdoor marijuana operation on the 26.50-acre property (which encompasses approximately 86,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been approved. However, the conditional use permit for marijuana processing (which encompasses approximately 15,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been denied, largely due to the scale and coverage of the proposed processing operation. Additionally, local residents requested a hearing to appeal the approval of the site plan based on concerns that a portion of the approved site plan that supports the 36,000 square feet of green houses for outdoor growing is not eligible for the Irrigation rights that the Company possesses for the Property.

On June 12, 2018 the Linn County Planning Commission held a hearing and adopted a motion to Deny the previously approved site plan, citing that the proposed site plan does not comply with the odor and waste management standards set forth in Section 940.400 of the Linn County Development Code.

On August 7, 2018 KAYS filed a Notice of Appeal with the State of Oregon Land Use Board of Appeals (LUBA). KAYS is awaiting a hearing date and will advise investors of status at that time. Documents relevant to the application and land use appeals process can be found online by accessing the following link:

https://www.dropbox.com/sh/2acc12mow6vq3pp/AAAvFzgYgayDanGLrfGQkzaEa?dl=0

Preliminary Agreement to Purchase Eugene, Oregon Marijuana Grow and Manufacturing Facility

On July 31, 2018 KAYS announced that it had entered into a preliminary agreement to purchase a Eugene, Oregon Marijuana Grow and Manufacturing Facility in a $1.55 million deal. The deal includes an asset acquisition agreement to purchase a 12,000 square foot indoor marijuana grow and manufacturing facility with a current production capability of 800 pounds of high quality medical and recreational cannabis annually. The seller also holds a production license for the manufacture of extracts, oils and edibles, as well as the machines and equipment necessary to begin production and processing, which will be included as part of the real estate purchase.

To date the parties have completed the first stage of the transaction with the seller’s purchase of 2,500,000 restricted shares in KAYS in a private transaction for $250,000. The funds are earmarked for capital improvements to the facility to provide for increased grow production and more efficient product manufacturing.

$2.1 Million Financing

In March 2017, the Company completed a $2.1 million financing with an institutional investor (the “ Institutional Investor ”) who had previously furnished KAYS with $1.2 million in financing, pursuant to a financing agreement (the  “$2.1M Financing Agreement ”) entered into between the Company and the Institutional Investor in December 2016. Pursuant to the $2.1M Financing Agreement, the Institutional Investor purchased $2.1 million in principal amount of convertible notes (the  “$2.1M Notes ”) from the Company as follows:

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

May 2017 Financing Agreement

On May 11, 2017, we entered into a second financing agreement with the Institutional Investor to provide the Company with up to an additional $5.8 million in convertible note funding (the “ May 2017 Notes ”) through July 31, 2018 (the “ May 2017 Financing Agreement ”). The May 2011 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017, March 31, 2018, and July 31, 2018 to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

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

As of the date of this Quarterly report, the Institutional Investor has purchased an aggregate of $2,155,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of May 2017 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “ $0.05Notes ”); (b) $800,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “ $0.03Notes ”); (c) $855,000 in principal amount of May 2017 Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes ”).

Under the May 2017 Financing Agreement, as amended July 31, 2018, the Investor has the right to purchase another tranche of $0.03 Notes up to an aggregate of $95,000 in principal amount, at any time and from time to time through September 30, 2018.

Provided the Investor has fulfilled its obligation to purchase the additional $95,000 in principal amount of $0.03 Notes from the Company on or before September, 2018, the Investor will have the right to purchase another tranche of $0.03 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through December 31, 2018.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.03 Notes from the Company on or before December 31, 2018, the Institutional Investor will have the right to purchase up to an aggregate of $500,000 in principal amount of $0.05 Notes, at any time and from time to time through March 31, 2019

 Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.05 Notes from the Company on or before March 31, 2019, the Institutional Investor will have the right to purchase another tranche of $0.05 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through June 30, 2019.

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $500,000 in principal amount of $0.05 Notes from the Company on or before June 30, 2019, the Institutional Investor will have the right to purchase up to an aggregate of $400,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share, at any time and from time to time through September 30, 2019 (the “ $0.08 Notes ”).

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

Provided the Institutional Investor has fulfilled its obligation to purchase all $400,000 in principal amount of $0.08 Notes from the Company on or before June 30, 2020, the Institutional Investor will have the right to purchase up to an additional $550,000 in principal amount of May 2017 Notes from the Company at any time and from time to time through September 30, 2020, which Notes will be convertible into shares of common stock at a conversion price of $0.11 per share (the  “$0.11 Notes ”).

Provided the Institutional Investor has fulfilled its obligation to purchase the additional $550,000 in principal amount of $0.11 Notes from the Company on or before September 30, 2020, the Institutional Investor will have the right to purchase another tranche of $0.11 Notes up to an aggregate of $550,000 in principal amount, at any time and from time to time through December 31, 2020.

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

July 2018 $250,000 Private Placement Funding

On July 13, 2018, the Company entered into a preliminary agreement to acquire a 12,000 square foot indoor marijuana grow and manufacturing facility with a current production capability of 800 pounds of high quality medical and recreational cannabis annually, as well as the machines and equipment necessary to begin production and processing as well as utilize the current OLCC Production License for growing, and OLCC Processing License for the manufacture of extracts, oils and edibles. On July 26, 2018 the Company completed the first stage of the transaction with the seller’s purchase of 2,500,000 restricted shares in the Company for $250,000 in a private transaction.

Use of Proceeds

The proceeds from the offer and sale of the $2.1M Notes, the May 2017 Notes and the January 2018 notes and are and will be used to fund the Company’s growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, acquisition and development of our Lebanon, Oregon legal cannabis cultivation and manufacturing facility and the introduction of new Kaya Shack™ branded cannabis products.

The funds from the July 2018 $250,000.00 Private Placement are targeted mainly for capital improvements, increased grow production and more efficient product manufacturing equipment at the targeted Eugene, Oregon facility.

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

On April 11, 2017 the Company took delivery of its first four Fiat 500 cars to begin building their Kaya Car™ Home Delivery Service fleet. The cars have been customized with distinctive Kaya Shack™ vehicle wrapping featuring the Company’s branding logos and colors and outfitted with safes and security. As of the date of this filing the Company has begun hiring drivers and is awaiting final development of the software necessary to integrate delivery orders with the requisite OLCC reporting requirements within its point of sale software system.

Upon completion of the software and related Kaya Shack™ Delivery App for use by its customers to order “Fast, Free Delivery” of the complete line of both medical and recreational grade Kaya Shack™ cannabis products, the Company intends to launch its Kaya Car™ Home Delivery Service and to commence the next stage of branding and retail development.

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

In August 2017, KAYS acquired a 26 acre parcel in Lebanon, Oregon, which KAYS intends to develop as a legal cannabis cultivation facility. KAYS believes that the acquisition of a property will position the Company for future development, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows. A video of the Kaya Farms™ (Architect’s Project Rendition) can be seen at the following link:

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

On March 9, 2018 the Company was notified by the Linn County, Oregon Planning and Building Department (the “ Department ”) that the application was deemed complete and received an official letter of completeness with respect to the application. The formal “  Letter of Completeness  ,” sent March 9, 2018 by a Linn County Senior Planner, confirmed the eligibility of the Company’s 26-acre plot for the purposes of growing legal cannabis, as well as the eligibility of the property for a special purpose exemption for the Company’s proposed manufacturing operations.

On April 20, 2018 the Company was notified by the Department that the site plan review for the indoor and outdoor marijuana operation on the 26.50-acre property (which encompasses approximately 86,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been approved. However, the conditional use permit for marijuana processing (which encompasses approximately 15,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been denied, largely due to the scale and coverage of the proposed processing operation. Additionally, local residents requested a hearing to appeal the approval of the site plan based on concerns that a portion of the approved site plan that supports the 36,000 square feet of green houses for outdoor growing is not eligible for the Irrigation rights that the Company possesses for the Property.

On June 12, 2018 the Linn County Planning Commission held a hearing and adopted a motion to Deny the previously approved site plan, citing that the proposed site plan does not comply with the odor and waste management standards set forth in Section 940.400 of the Linn County Development Code.

On August 7, 2018 KAYS filed a Notice of Appeal with the State of Oregon Land Use Board of Appeals (LUBA). KAYS is awaiting a hearing date and will advise investors of status at that time. Documents relevant to the application and land use appeals process can be found online by accessing the following link:

https://www.dropbox.com/sh/2acc12mow6vq3pp/AAAvFzgYgayDanGLrfGQkzaEa?dl=0

Preliminary Agreement to Purchase Eugene, Oregon Marijuana Grow and Manufacturing Facility

On July 31, 2018 KAYS announced that it had entered into a preliminary agreement to purchase a Eugene, Oregon Marijuana Grow and Manufacturing Facility in a $1.55 million deal. The deal includes an asset acquisition agreement to purchase a 12,000 square foot indoor marijuana grow and manufacturing facility with a current production capability of 800 pounds of high quality medical and recreational cannabis annually. The seller also holds a production license for the manufacture of extracts, oils and edibles, as well as the machines and equipment necessary to begin production and processing, which will be included as part of the real estate purchase. To date the parties have completed the first stage of the transaction with the seller’s purchase of 2,500,000 restricted shares in KAYS in a private transaction for $250,000. The funds are earmarked for capital improvements to the facility to provide for increased grow production and more efficient product manufacturing.

KAYS CEO Craig Frank inspects plants just brought into one of the flowering rooms from the grow nursery for their final grow stage to ready them for market.

KAYS staff Josh Galbraith, Master Grower (blue shirt, shorts and white cap), CEO Craig Frank (in his trademark Kaya Shack T-shirt and jeans) and Chad Craig, VP Oregon Operations (long sleeve blue dress shirt and jeans) assess areas slated for placement of technologically advanced Cannabis processing equipment being shipped in from Las Vegas.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenues

We had revenues of $291,133 for the three months ended June 30, 2018, as compared to revenues of $199,790 for the three months ended June 30, 2017. The increase is largely due to the fact that in 2017 our Portland Store was unable to process recreational sales for the first quarter due to a delay in receiving our Portland City Licensing. As a result, revenues from legal recreational sales were largely generated from retail sales at one outlet during most of the 2017 period, as compared to four outlets in the comparable period in 2018. All four of the Company’s retail locations have now received full OLCC licensing.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $175,158 for the three months ended June 30, 2018, as compared to $199,208 for the three months ended June 30, 2017. This decrease reflects the fact that some of the expenses associated with this category have decreased over time due to investments made in the corresponding period for 2017.

Professional Fees

Professional fees were $172,332 for the three months ended June 30, 2018, as compared to $183,132 for the three months ended June 30, 2017. These costs have decreased as a result of efficient control in retail operations.

Interest expense

Interest expense and debt amortization expense increased to $682,141 for the three months ended June 30, 2018 from $650,300 for the three months ended June 30, 2017. These increases reflected additional debt incurred in the 2017 and 2018 period to acquire land and fund expansion of our operations.

Net Income

We incurred net loss of $(1,571,878) for the three months ended June 30, 2018, as compared to a net income of $5,889,084 for the three months ended June 30, 2017.

The majority of our net income during the three month period ending June 30, 2017 was a result of the derivative liabilities from the conversion of debt in the three months ended June 30, 2017 and reduced in our stock prices as well as the less volatility factors used in the derivative calculations. In addition, as noted above, our revenues were increased during the 2018 quarter as a result of our ability to process legal recreational marijuana sales at all of our retail locations and our gross profit increased by $53,184 as a result of the increased sales volume.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenues

We had revenues of $546,498 for the six months ended June 30, 2018, as compared to revenues of $344,651 for the six months ended June 30, 2017. The increase is largely due to the fact that in 2017 our Portland Store was unable to process recreational sales for the first quarter due to a delay in receiving our Portland City Licensing. In addition, the fourth retail store was begun operating in 2nd quarter of 2018. As a result, revenues from legal recreational sales were largely generated from retail sales at one outlet during most of the 2017 period, as compared to four outlets in the comparable period in 2018. All four of the Company’s retail locations have now received full OLCC licensing.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $339,246 for the six months ended June 30, 2018, as compared to $543,623 for the six months ended June 30, 2017. This decrease reflects the fact that some of the expenses associated with this category have decreased over time due to investments made in the corresponding period for 2017.

Professional Fees

Professional fees were $1,358,059 for the six months ended June 30, 2018, as compared to $357,401 for the six months ended June 30, 2017. These costs have increased as a result of paying employees and consultants with common stock and the increased level of retail operations.

Interest expense

Interest expense and debt amortization expense increased to $1,407,930 for the six months ended June 30, 2018 from $1,254,145 for the six months ended June 30, 2017. These increases reflected additional debt incurred in the 2017 and 2018 period to acquire land and fund expansion of our operations.

Net Income

We incurred net income of $11,250,728 for the six months ended June 30, 2018, as compared to a net income of $2,953,504 for the six months ended June 30, 2017.

The majority of our net income during the six-month period ending June 30, 2018 was a result of the derivative liabilities from the conversion of debt in the six months ended June 30, 2018 and from stabilization of our stock prices that reduces the volatility factors used in the derivative calculations. In addition, as noted above, our revenues were increased during the 2018 quarter as a result of our ability to process legal recreational marijuana sales at all of our retail locations and our gross profit increased by $130,713 as a result of the increased sales volume.

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

$7.75 Million Financing

On May 11, 2017, we entered into a second financing agreement with the Institutional Investor to provide the Company with up to an additional $5.8 million in convertible note funding (the “  May 2017 Notes  ”) through July 31, 2018 (the “  May 2017 Financing Agreement  ”). The May 2017 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017 and as of March 31, 2018, to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

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

As of the date of this Quarterly Filing, the Institutional Investor has purchased an aggregate of $2,155,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of May 2017 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “ $0.05Notes  ”); (b) $800,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “  $0.03Notes  ”); (c) $855,000 in principal amount of May 2017 Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “  $0.03 Secured Notes  ”). For more details regarding the $7.75 million Financing Agreement please srefer to the early discussion in this document.

January 2018 Financing

Effective January 22, 2018, and amended as of July 31, 2018 we entered into a financing agreement with a high net worth investor (the “  HNW Investor  ”) to provide the Company with up to $1.4 million in convertible note funding (the “  January 2018 Notes  ”) through July 31, 2018 (the “  January 2018 Financing Agreement  ”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per shares (the  “$0.10 Notes  ”).

The January 2018 Financing Agreement was amended as of June 30, 2018 to extend the dates for all purchase rights by six months. The HNW Investor has the right to purchase up to an aggregate of $250,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.125 per share, at any time and from time to time through December 31, 2018 (the “  $0.125 Notes  ”).

Provided the HNW Investor has fulfilled its obligation to purchase $250,000 in principal amount of $0.125 Notes from the Company on or before December 31, 2018, the HNW Investor will have the right to purchase up to an aggregate of $300,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.15 per share, at any time and from time to time through June 30, 2019 (the “  $0.15 Notes  ”).

Provided the HNW Investor has fulfilled its obligation to purchase $300,000 in principal amount of $0.15 Notes from the Company on or before June 30, 2019, the HNW Investor will have the right to purchase up to an aggregate of $350,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.175 per share, at any time and from time to time through December 31, 2019 (the “  $0.175 Notes  ”).

Provided the HNW Investor has fulfilled its obligation to purchase $350,000 in principal amount of $0.175 Notes from the Company on or before December 31, 2019, the HNW Investor will have the right to purchase up to an aggregate of $400,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.20 per share, at any time and from time to time through June 30, 2020 (the “  $0.20 Notes  ”).

The purchase price for the January 2018 Notes is equal to the principal amount thereof. The January 2018 Notes have a term of two years from issuance, bear interest at the rate of five percent (5%) annum, which accrues and is payable to together with interest at maturity and are otherwise substantially similar in form and substance to the $2.1M Notes and the May 2017 Notes.

July 2018 $250,000.00 Private Placement Funding

On July 13, 2018, the Company entered into a preliminary agreement to acquire a 12,000 square foot indoor marijuana grow and manufacturing facility with a current production capability of 800 pounds of high quality medical and recreational cannabis annually, as well as the machines and equipment necessary to begin production and processing as well as utilize the current OLCC Production License for growing, and OLCC Processing License for the manufacture of extracts, oils and edibles. On July 26, 2018 the Company completed the first stage of the transaction with the seller’s purchase of 2,500,000 restricted shares in the Company for $250,000 in a private transaction.

Use of Proceeds

The proceeds from the offer and sale of the $2.1M Notes, the May 2017 Notes and the January 2018 notes and are and will be used to fund the Company’s growth plan, including expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, acquisition and development of our Lebanon, Oregon legal cannabis cultivation and manufacturing facility and the introduction of new Kaya Shack™ branded cannabis products.

The funds from the July 2018 $250,000 Private Placement are targeted mainly for capital improvements, increased grow production and more efficient product manufacturing equipment at the targeted Eugene, Oregon facility.

Plan of Operations

Management believes that consummation of the proceeds received and expected to be received from the above described financings as well as any other financing transactions that it may enter into, combined with existing and anticipated revenues, has alleviated the Company’s financial difficulties to a significant extent and will allow the Company to meet its anticipated working capital needs for a period of between twelve and eighteen months from the date of this report. However, there can be no assurance that the balance of the $7.75 million financing will be completed, or that management’s belief will be correct and that the Company will not sooner require additional financing to meet its working capital needs prior to achieving profitability or positive cash flow. Moreover, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of June 30, 2018. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2018 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As required by SEC Rule 13a15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the foregoing, our Chief Executive Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Dated: August 20, 2018

 KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

