Form 10-Q
period 2018-09-30
Kaya Holdings, Inc.
filed 2018-11-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018

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

(954)-892-6911

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Nonaccelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

As of November 16, 2018, the Issuer had 165,712,128 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS
	(Unaudited)	(Audited)
	September 30, 2018	December 31, 2017
CURRENT ASSETS:
Cash and equivalents	$315,700	$318,462
Inventory-net of allowance	137,106	118,296
Prepaid expenses	28,619	9,094
Total current assets	481,425	445,852

Property and equipment, net	2,378,086	897,565

OTHER ASSETS:
Deposits	31,523	98,497
Total other assets	31,523	98,497

Total assets	$2,891,034	$1,441,914

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$524,884	$464,462
Accounts payable and accrued expense-related parties	8,923	8,923
Accrued interest	542,272	302,341
Convertible notes payable-related party	—	500,000
Convertible notes payable-net of discount	2,424,291	275,000
Notes payable	9,312	144,782
Notes payable-related party	—	250,000
Derivative liabilities	4,460,372	17,316,783
Total current liabilities	7,970,054	19,262,291

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	500,000	—
Convertible notes payable-net of discount	1,092,011	1,555,206
Notes payable-related party	250,000	—
Derivative liabilities	8,397,658	13,026,826
Total long term liabilities	10,239,669	14,582,032

Total liabilities	18,209,723	33,844,323

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at September 30, 2018	50	50
and December 31, 2017
Common stock , par value $.001; 500,000,000 shares authorized;
165,712,128 shares issued as of September 30, 2018 and
138,993,087 shares issued as of December 31, 2017	165,711	138,993
Subscriptions payable	8,986	152,796
Additional paid in capital	18,319,745	12,811,671
Accumulated deficit	(32,841,558)	(44,672,209)
Non-controlling interest	(971,623)	(833,710)
Net stockholders' equity/(deficit)	(15,318,689)	(32,402,409)

Total liabilities and stockholders' equity/(deficit)	$2,891,034	$1,441,914

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net sales	$303,888	$320,950	$850,386	$667,601

Cost of sales	136,527	122,788	357,538	272,665

Gross profit	167,361	198,162	492,848	394,936

Operating expenses:
Professional fees	511,415	166,150	1,869,474	523,551
Salaries and wages	155,539	131,762	391,171	311,253
General and administrative	260,652	367,975	599,898	911,598
Total operating expenses	927,606	665,887	2,860,543	1,746,402

Operating loss	(760,245)	(467,725)	(2,367,695)	(1,351,466)

Other income(expense):
Interest expense	(179,676)	(115,552)	(463,484)	(260,295)
Legal settlement	—	(247,500)	—	(247,500)
Amortization of debt discount	(783,040)	(569,497)	(1,907,162)	(1,678,899)
Derivative liabilities expense	(955,759)	(375,950)	(2,869,350)	(16,221,943)
Gain (loss) on extinguishment of debt	(1,054,825)	—	(1,054,825)	(67,442)
Change in derivative liabilities expense	4,250,351	1,260,200	20,355,496	22,114,526
Other income (expense)	(241)	—	(241)	—
Total other income (expense)	1,276,810	(48,299)	14,060,434	3,638,447

Net income (loss)	516,565	(516,024)	11,692,739	2,286,981

Net (loss) attributed to non-controlling interest	(63,359)	62,878	(137,913)	(164,507)

Net income (loss) attributed to Kaya Holdings, Inc.	579,924	(578,902)	11,830,652	2,451,488

Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$0.08	$0.02

Weighted average number of common shares outstanding	154,705,344	130,749,488	144,462,038	127,585,695

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net income/(loss)	$11,830,652	$2,286,982
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(137,913)	(164,507)
Depreciation	99,507	54,403
Imputed interest	22,500	30,000
Loss (gain) on extinguishment of debt	1,054,825	67,442
Derivative expense	2,869,350	16,221,943
Change in derivative liabilities	(20,355,496)	(22,114,526)
Amortization of debt discount	1,907,162	1,678,899
Stock to be issued for services - related parties	942,400	—
Stock to be issued for services	313,510	—
Stock issued for interest	—	29,638
Changes in operating assets and liabilities:
Prepaid expense	(19,525)	(15,774)
Inventory	(18,810)	(66,939)
Deposits	66,974	—
Other assets	—	58,046
Accrued interest	280,574	188,683
Accounts payable and accrued expenses	85,630	40,582

Net cash used in operating activities	(1,058,660)	(1,705,128)

INVESTING ACTIVITIES:
Purchase of property and equipment	(162,828)	(679,824)
Net cash used in investing activities	(162,828)	(679,824)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	300,000	—
Proceeds from convertible debt	970,000	2,500,000
Payment on convertible debt	—	(23,500)
Payments on notes payable	(51,274)	(112,829)
Net cash provided by financing activities	1,218,726	2,363,671

NET INCREASE IN CASH	(2,762)	(21,281)

CASH BEGINNING BALANCE	318,462	306,884

CASH ENDING BALANCE	$315,700	$285,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	1,049,065
Value of accrued interest payable reclassified as principal	7,133	—
Value of common shares issued for acquisition of fixed assets	1,417,200
Value of common shares issued as payment of debt and interest	245,774	524,994
Value of common shares issued as payment of interest	45,708	29,638

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

Additionally, MJAI develops and operates the Company’s legal cannabis production and processing operations in Oregon through ownership interests in MJAI Oregon 1, LLC for the recently acquired Eugene, Oregon Marijuana Grow and Manufacturing Facility (pursuant to an interim Management Agreement entered into between the parties, the Company has assumed operations of the 12,000-square foot facility pending transfer of the licenses by the OLCC to Kaya Farms, upon completion of a satisfactory compliance review) and MJAI Oregon 5, LLC for the to-be-built 85,000-square foot Kaya Farms & Greenhouse Facility in Lebanon, Oregon (inactive, pending construction and licensing.

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

On February 15, 2018, we received our OLCC recreational, medical and home delivery license for the Central Salem Kaya ShackTM outlet (Kaya ShackTM OLCC Marijuana Retailer License #4) a 3,100-square foot Kaya ShackTM Marijuana Superstore in Central Salem, Oregon. After various construction and permitting delays, On April 12, 2018, the location opened for business with both recreational and medical sales.

On August 18, 2018, the Company had concluded the purchase of the Eugene, Oregon based Sunstone Farms manufacturing facility, which is licensed by the OLCC for both the production of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing and indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted.

As part of planned expansion and renovations for the facility, the Company has begun the site improvements and is ramping up production to feed the existing four OLCC licensed cannabis retail stores in Oregon.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2018 and for the nine months ended September 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $11,830,652 for the nine months ended September 30, 2018 and a net loss of $14,881,793 for the year ended December 31, 2017. The increase in net income is due to the changes in derivative liabilities and the company continues to have operating losses. At September 30, 2018 the Company has a working capital deficiency of $594,654 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Wholly-owned subsidiaries:

·	Alternative Fuels Americas, Inc. (a Florida corporation)
·	34225 Kowitz Road, LLC (an Oregon LLC)

Majority-owned subsidiaries:

·	Marijuana Holdings Americas, Inc. (a Florida corporation)
o	MJAI Oregon 1 LLC
o	MJAI Oregon 2 LLC
o	MJAI Oregon 3 LLC
o	MJAI Oregon 4 LLC

o	MJAI Oregon 5 LLC

Non-Controlling Interest

The company owns 55% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of September 30, 2018 is $137,106 and $118,296 as of December 31, 2017. No allowance as necessary as of September 30, 2018 and 2017

Property and Equipment

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended September 30, 2018 and December 31, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standard changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. ASU 2016-08 does not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. This ASU is the final version of proposed ASU 2015-330 Business Combinations (Topic 805) – Clarifying the Definition of a Business, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU does not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is the final version of proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU does not have a material impact on the Company’s financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842, which amends certain aspects of the new lease standard. The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the July 20, 2017 EITF meeting. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquires under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The Company is currently evaluating the impact of adopting ASU 2017-13 on the Company’s financial statement.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 126.29% of 243.37%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes are $12,858,031 at September 30, 2018 and $30,343,609 as of December 31, 2017.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			06.30.18	12.31.17

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible	X		8.0%	1-Jan-19	65,700	65,700
C	Convertible	X		8.0%	1-Jan-19	32,850	32,850
D	Convertible	X		8.0%	1-Jan-19	209,047	209,047
O	Convertible	X		8.0%	1-Jan-19	109,167	109,167
P	Convertible	X		8.0%	1-Jan-19	52,767	52,767
Q	Convertible	X		8.0%	1-Jan-19	52,050	52,050
R	Convertible	X		8.0%	Converted	-	203,867
S	Convertible	X		8.0%	1-Jan-19	50,400	50,400
T	Convertible	X		8.0%	1-Jan-19	250,000	250,000
V	Convertible	X		8.0%	Converted	-	25,000
W	Convertible	X		8.0%	1-Jan-18	15,000	15,000
X	Convertible	X		8.0%	1-Jan-19	66,800	60,000
BB	Convertible	X		10.0%	1-Jan-19	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-19	100,000	100,000
EE	Convertible		X	0.0%	31-Dec-21	500,000	500,000
KK	Convertible	X		8.0%	1-Jan-19	150,000	150,000
LL	Convertible	X		8.0%	1-Jan-19	600,000	600,000
MM	Convertible	X		8.0%	1-Jan-19	100,000	100,000
NN	Convertible	X		8.0%	1-Jan-19	500,000	500,000
OO	Convertible	X		8.0%	1-Jan-19	500,000	500,000
PP	Convertible		X	8.0%	1-Jan-20	500,000	500,000
QQ	Convertible		X	8.0%	1-Jan-20	150,000	150,000
RR	Convertible		X	8.0%	1-Jan-20	500,000	500,000
SS	Convertible		X	8.0%	1-Jan-20	150,000	150,000
TT	Convertible		X	8.0%	1-Jan-20	300,000	-
UU	Convertible		X	8.0%	1-Jan-20	150,000	-
VV	Convertible		X	5.0%	1-Jan-20	100,333	-
XX	Convertible		X	8.0%	1-Jan-20	100,000	-
YY	Convertible		X	8.0%	1-Jan-20	155,000	-
ZZ	Convertible		X	8.0%	1-Jan-20	150,000	-
AA	Convertible		X	8.0%	1-Jan-20	95,000	-
Current Convertible Debt						2,928,780	625,000
Long-Term Convertible Debt						2,850,333	4,325,846
Total Convertible Debt						$ 5,779,113	$ 4,950,846

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.18% to 2.59%, volatility ranging from 126.29% to 243.37%, trading prices ranging from $0.065 per share to $0.45 per share and a conversion price ranging from $0.05 per share to $0.41 per share. The balance of the convertible note at September 30, 2018 including accrued interest and net of the discount amounted to $47,771.

A recap of the balance of outstanding convertible debt at September 30, 2018 is as follows:

Principal balance	$25,000
Accrued interest	22,771
Balance maturing for the period ending:
September 30, 2018	$47,771

The Company valued the derivative liabilities at September 30, 2018 at $25,254. The Company recognized a change in the fair value of derivative liabilities for the nine months ended September 30, 2018 of $385 which were charged (credited) to operations.  In determining the indicated values at September 30, 2018, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.11, and conversion prices of $0.09 per share.

(B), (C), (D), (H), (I), (J), (K), (L), (M)

On December 31, 2015 the Company renegotiated twelve (12) convertible and non-convertible notes payable. The Total face value of the notes issued was $888,500 the six month notes were due on December 31, 2015. The new notes are convertible after January 1, 2016 and are convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.087. The debt was issued is a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2015, the balance was $947,311. The beneficial conversion feature in the amount of $947,311 will be expensed as interest over the term of the note (one year). All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 126.29% to 243.23%, trading prices ranging from $0.065 per share to $0.14 per share and a conversion price ranging from $0.03 per share to $0.04 per share.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 126.29% to 157.47%, trading prices ranging from $0.07 per share to $0.27 per share and a conversion price of $0.03 per share.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 126.29% to 157.47%, trading prices ranging from $0.07 per share to $0.27 per share and a conversion price of $0.03 per share.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.07 per share to $0.27 per share a conversion price of $0.03 per share.

(R)

On November 3, 2016 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.81% to 2.56%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.10 per share to $0.27 per share a conversion price of $0.03 per share. The Note and Interest was converted to common shares on September 16, 2018.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.14 per share to $0.27 per share and a conversion price of $0.03 per share.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.08% to 2.59%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.14 per share to $0.27 per share and a conversion price of $0.03 per share.

(U)

On March 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2017 In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.33% to 0.41%, volatility ranging from 134.12% to 157.47%, trading prices ranging from $0.07 per share to $0.08 per share and a conversion price of $0.03 per share. The Note and Interest was converted to common shares on September 13, 2016

(V)

On September 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 1.49%, volatility ranging from 134.12% to 154.71%, trading prices ranging from $0.07 per share to $0.27 per share a conversion price of $0.03 per share. The Note and Interest was converted to common shares on July 6, 2018.

(W)

On October 16, 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 1.49%, volatility ranging from 129.92% to 154.71%, trading prices ranging from $0.12 per share to $0.27 per share and a conversion price of $0.03 per share. As of September 30, 2018 the note holder requested that the debt be converted to common stock. As of September 30, 2018 the stock has not been issued by the transfer agent.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.08 per share to $0.27 per share and a conversion price of $0.03 per share.

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

As of September 30, 2018, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.11 per share to $0.27 per share and a conversion price of $0.04 per share. The derivative liability associated with this note as of September 30, 2018 was $308,123.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The derivative liability associated with this note as of September 30, 2018 was $476,064.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The derivative liability associated with this note as of September 30, 2018 was $79,173.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The derivative liability associated with this note as of September 30, 2018 was $266,226.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 126.29% to154.71%, trading prices ranging from $0.11 per share to $0.30 per share. The derivative liability associated with this note as of September 30, 2018 was $265,495.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 126.29% to 139.70%, trading prices ranging from $0.11 per share to $0.27 per share. The derivative liability associated with this note as of September 30, 2018 was $870,435 .

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 126.29% to 139.70%, trading prices ranging from $0.11 per share to $0.27 per share. The derivative liability associated with this note as of September 30, 2018 was $257,478.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 126.29% to 138.23%, trading prices ranging from $0.11 per share to $0.27 per share. The derivative liability associated with this note as of September 30, 2018 was $1,600,066.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 126.29% to 131.81%, trading prices ranging from $0.11 per share to $0.27 per share. The derivative liability associated with this note as of September 30, 2018 was $475,051.

(TT)

On February 5, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 126.29% to 132.27%, trading prices ranging from $.05 per share to $0.49 per share. The derivative liability associated with this note as of September 30, 2018 was $940,813.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 126.29% to 132.27%, trading prices ranging from $0.11 per share to $0.14 per share. The derivative liability associated with this note as of September 30, 2018 was $465,898.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 126.29% to 132.27%, trading prices ranging from $0.11 per share to $0.14 per share. The derivative liability associated with this note as of September 30, 2018 was $79,568.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.82% to 2.59%, volatility from 126.29% to 127.07%, trading prices ranging from $0.11 per share to $0.16 per share. The derivative liability associated with this note as of September 30, 2018 was $306,221.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.60% to 2.81%, volatility from 126.29% to 126.88%, trading prices ranging from $0.11 per share to $0.13 per share. The derivative liability associated with this note as of September 30, 2018 was $471,228.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.61% to 2.81%, volatility from 126.29% to 126.90%, trading prices ranging from $0.11 per share to $0.13 per share. The derivative liability associated with this note as of September 30, 2018 was $453,469.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.81% to 2.83%, volatility from 126.29% to 126.38%, trading price at $0.11 per share. The derivative liability associated with this note as of September 30, 2018 was $284,581.

NOTE 5 – NON-CONVERTIBLE DEBT

A-Non Related Party

	September 30, 2018	December 31, 2017
Note 3	-0-	26,311
Note 4	-0-	24,963
Note 5	9,312	13,506
Note 6	-0-	80,000
Total Non-Convertible Debt	9,312	144,780

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

As of September 30, 2018, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

 Summary Notes Payable Schedule-All Debt

Balance December 31, 2017	$5,358,339
New Notes Payable	970,000
Addition due to amendment	7,133
Repaid Notes Payable	(51,274)
Conversions	(245,774)
Balance September 30, 2018	$6,038,424

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

In December of 2016 the Company authorized the issuance of 300,000 shares of common shares of Kaya Holdings Inc. for employee compensation, legal and consulting fees. The shares were valued at $42,560. As of September 30, 2018, 200,000 shares were issued during the year ended December 31, 2017 and 100,000 shares are authorized to be issued.

In February of 2018 the Company authorized the issuance of 7,200,000 shares of common shares of Kaya Holdings Inc. for employee compensation and consulting fees. The shares were valued at $1,094,400. As of September 30, 2018, all 7,200,000 shares were issued on July 6, 2018.

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

In February of 2018, the Company authorized the issuance of 633,288 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of a Note Payable and Interest with a total value of $28,498, the Note Payable was due January 1, 2019. As of September 30, 2018, all shares were issued on July 6, 2018.

In February of 2018, the Company authorized the issuance of 563,566 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor that is a current shareholder of the company. This was a conversion of a Notes Payable and Interest with a total value of $16,907 the Note Payable was due January 1, 2019. As of September 30, 2018, all shares were issued on July 6, 2018.

In June of 2018, the Company sold 500,000 shares of common stock for gross proceeds of $50,000. As of September 30, 2018, all shares were issued on July 6, 2018.

In May of 2018 the company filed a form S-8 this Registration Statement covers an additional 10,000,000 shares of common stock, par value $0.001 per share of Kaya Holdings, Inc. (the “Company”), which may be offered pursuant to the Company’s 2011 Stock Incentive Plan (the “Plan”), as amended on November 24, 2014, September 22, 2016 and May 1, 2018.

In June of 2018 the Company authorized the issuance of 1,000,000 shares of common shares of Kaya Holdings Inc. for legal service. The shares were valued at $138,500. As of September 30, 2018, all shares were issued on July 6, 2018.

In August of 2018, the Company sold 2,500,000 shares of common stock for gross proceeds of $250,000. As of September 30, 2018, all shares were issued on August 24, 2018.

In August of 2018, the Company issued total of 12,000,000 shares to acquire the OLCC licensed marijuana production and processing facility, consisting of the building and equipment. The shares were valued at $1,417,200. As of September 30, 2018, all share were issued on August 24, 2018.

In September of 2018, the Company authorized the issuance of 7,785,952 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor of the company. This was a conversion of a Notes Payable and Interest with a total value of $233,579, the Note Payable was due January 1, 2019. As of September 30, 2018, the shares have not been issued by the transfer agent.

In September of 2018 the Company authorized the issuance of 100,000 shares of common shares of Kaya Holdings Inc. for professional service. The shares were valued at $11,200. As of September 30, 2018, the shares have not been issued by the transfer agent.

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 126.29% to 243.22%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2017	$30,343,609

Initial	3,919,982
Change in Derivative Values	(20,355,496)
Conversion of debt-reclass to APIC	(1,949,065)

Balance as of September 30, 2018	$12,858,030

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded derivative liability expense of $2,869,350 and $16,221,943 for the nine months ended September 30, 2018 and 2017, respectively

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $20,355,496 and $22,114,526 for the nine months ended September 30, 2018 and 2017, respectively

NOTE 8 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $1,762,813 as of September 30, 2018 and $2,620,342 as of December 31, 2017.

The Company recorded $1,907,162 and $1,678,899 for the nine months ended September 30, 2018 and 2017, respectively for amortization of debt discount expense.

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

NOTE 11 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of September 30, 2018, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of September 30, 2018, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of September 30, 2018, the note was paid in full

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

As of September 30, 2018, the note was paid in full

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2017	11,065,540	0.0316297	4.8
Granted	-0-	-0-	-0-
Exercised	-0-	—	—
Expired	-0-	—	—
Balance as of September 30, 2018	11,065,540	0.0316297	4.05

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

NOTE 13 – SUBSEQUENT EVENTS

On October 9, 2018, Larkins Vacura Kayser LLP (“LVKLAW”), Oregon Counsel, received a letter from Linn County’s Attorney notifying them that Linn County did not intend to file a response brief or appear at the State of Oregon Land Use Board of Appeals (“LUBA”) hearing, and shortly thereafter LUBA cancelled the LUBA Hearing.

On November 13, 2018 LUBA issued its FINAL OPINION AND ORDER (the “Order”). The Order reversed the County’s decision and ordered the County to approve the Company’s Land Use Application for the to-be-built 85,000-square foot Kaya Farms & Greenhouse Facility in Lebanon, Oregon.

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

Additionally, MJAI develops and operates the Company’s legal cannabis production and processing operations in Oregon through ownership interests in MJAI Oregon 1, LLC for the recently acquired Eugene, Oregon Marijuana Grow and Manufacturing Facility (pursuant to an interim Management Agreement entered into between the parties, the Company has assumed operations of the 12,000-square foot facility pending transfer of the licenses by the OLCC to Kaya Farms, upon completion of a satisfactory compliance review) and MJAI Oregon 5, LLC for the to-be-built 85,000-square foot Kaya Farms & Greenhouse Facility in Lebanon, Oregon (inactive, pending construction and licensing.

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

OLCC Retail Marijuana Store Licensing and Additional Legal and Recreational Marijuana Stores

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

On March 9, 2018 KAYS was notified by the Linn County, Oregon Planning and Building Department (the “ Department ”) that the application was deemed complete and received an official letter of completeness with respect to the application. The formal “  Letter of Completeness  ,” sent March 9, 2018 by a Linn County Senior Planner, confirmed the eligibility of the Company’s 26-acre plot for the purposes of growing legal cannabis, as well as the eligibility of the property for a special purpose exemption for the Company’s proposed manufacturing operations.

On April 20, 2018 KAYS was notified by the Department that the site plan review for the indoor and outdoor marijuana operation on the 26.50-acre property (which encompasses approximately 86,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been approved. However, the conditional use permit for marijuana processing (which encompasses approximately 15,000 square feet of the Company’s 101,000 square feet of the Company’s submitted buildings) had been denied, largely due to the scale and coverage of the proposed processing operation. Additionally, local residents requested a hearing to appeal the approval of the site plan based on concerns that a portion of the approved site plan that supports the 36,000 square feet of green houses for outdoor growing is not eligible for the Irrigation rights that the Company possesses for the Property.

On June 12, 2018 the Linn County Planning Commission held a hearing and adopted a motion to Deny the previously approved site plan, citing that the proposed site plan does not comply with the odor and waste management standards set forth in Section 940.400 of the Linn County Development Code.

On June 14, 2018 KAYS completed their application for OLCC Licensing as a Tier 2 Producer for the proposed Kaya Farms Linn County facility so as to maintain its place in que pending the resolution of the appeal of the appeal that it intended to file with the State of Oregon Land Use Board of Appeals (LUBA).

On August 7, 2018 KAYS (through its Oregon Counsel Larkins Vacura Kayser LLP or “LVKLAW”) filed a Notice of Appeal with LUBA.

On September 17, 2018 KAYS filed the LUBA Petition for Review No. 2018-096 and received notice that the LUBA hearing was to be held on October 18, 2018.

On October 9, 2018 LVKLAW received a letter from Linn County’s Attorney notifying them that Linn County did not intend to file a response brief or appear at the LUBA hearing, and shortly thereafter LUBA cancelled the LUBA Hearing.

On November 13, 2018 LUBA issued its FINAL OPINION AND ORDER (the “Order”). The Order reversed the County’s decision and ordered the County to approve the Company’s Land Use Application for the to-be-built 85,000-square foot Kaya Farms & Greenhouse Facility in Lebanon, Oregon.

Documents relevant to the application and land use appeals process can be found online by accessing the following link:

https://www.dropbox.com/sh/2acc12mow6vq3pp/AAAvFzgYgayDanGLrfGQkzaEa?dl=0

Purchase of Eugene, Oregon Marijuana Grow and Manufacturing Facility

On July 31, 2018 KAYS announced that it had entered into a preliminary agreement to purchase a Eugene, Oregon Marijuana Grow and Manufacturing Facility in a $1.55 million deal.

On October 23, 2018 KAYS announced that it had concluded the purchase of the Eugene, Oregon based Sunstone Farms manufacturing facility, which is licensed by the OLCC (Oregon Liquor Control Commission) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted.

As part of planned expansion and renovations for the facility, KAYS (www.kayaholdings.com) has begun site improvements and is ramping up production to feed their four existing OLCC licensed cannabis retail stores which currently service the legal medical and recreational marijuana market in Oregon under the Kaya Shack™ brand (www.kayashack.com).

KAYS intends to utilize the processing facilities to grow their own top-shelf, connoisseur-grade marijuana flower, produce various brands of oils, edibles, concentrates and extracts, and develop medical grade laboratory facilities for the production of a proprietary Kaya Cannaceuticals™ line of both CBD and CBD/THC products for the health, skincare and medical industries.

Pursuant to an interim Management Agreement entered into between the parties, the Company has assumed operations of the 12,000-square foot facility pending transfer of the licenses by the OLCC to Kaya Farms, upon completion of a satisfactory compliance review.

The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. The shares carry a lock-up-restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS.

Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we purchased.

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

As of the date of this Quarterly report, the Institutional Investor has purchased an aggregate of $2,250,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of May 2017 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “ $0.05Notes ”); (b) $800,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “ $0.03Notes ”); (c) $950,000 in principal amount of May 2017 Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes ”).

The Investor will has the right to purchase another tranche of $0.03 Notes up to an aggregate of $500,000 in principal amount, at any time and from time to time through December 31, 2018.

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

Use of Proceeds

The proceeds from the offer and sale of the $2.1M Notes, the May 2017 Notes and the January 2018 notes and are and will be used to fund the Company’s growth plan, including the expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, the acquisition and development of our Lebanon, Oregon legal cannabis cultivation and manufacturing facility, the operation and development of our Eugene, Oregon 12,000 square foot indoor legal marijuana grow and manufacturing facility and the development and introduction of new Kaya Shack™

branded cannabis products.

The funds from the July 2018 $250,000 Private Placement are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the Eugene, Oregon facility.

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

Thirty-three states and the District of Columbia have legalized medical marijuana in some capacity. Additionally, ten states (Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington State) and the District of Colombia have approved the implementation of legal recreational marijuana use. The Marijuana Business Factbook 2017, published by industry news source Marijuana Business Daily, estimates that the legal marijuana sector will grow more than 300% from sales of $1.8 billion to $17.1 billion in 2021. The firm estimates that the economic impact of the legal cannabis industry will exceed $70 billion, placing it almost on par with nutraceuticals and ahead of movie tickets and retail ice cream. According to the Factbook, “to get another idea of just how big the marijuana industry has become, look to employment numbers. The cannabis sector now employs between 165,000-230,000 full and part-time workers….to put this in perspective, there are now more marijuana industry workers than there are bakers or massage therapists in the United States”.

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

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Our second location (the first Kaya Shack  TM  Marijuana Superstore) opened for business on October 17, 2015 in South Salem, Oregon in time to take advantage of early recreational sales. Our South Salem Kaya Shack  ™  Marijuana superstore received Kaya Shack  TM  OLCC Marijuana Retailer License #1 prior to the January 1, 2017 deadline to do so and both recreational and medical marijuana sales have continued at this location seamlessly.

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

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon

Our third Kaya Shack™ (located in North Salem, Oregon) received Kaya Shack  TM  OLCC Marijuana Recreational Retailer License #2 on March 21, 2017. The store is located in a strip mall alongside a Starbucks Coffee, laundromat, and Adam’s Rib. The plaza also has medical offices and an Applebee’s. The area around the shop is primarily commercial.

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

Kaya Farms™ Marijuana Grow and Manufacturing Complex- Lebanon, Oregon

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

Kaya Farms™ Status

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

On August 7, 2018 KAYS (through its Oregon Counsel Larkins Vacura Kayser LLP or “LVKLAW”) filed a Notice of Appeal with LUBA.

On September 17, 2018 KAYS filed the LUBA Petition for Review No. 2018-096 and received notice that the LUBA hearing was to be held on October 18, 2018.

On October 9, 2018 LVKLAW received a letter from Linn County’s Attorney notifying them that Linn County did not intend to file a response brief or appear at the LUBA hearing, and shortly thereafter LUBA cancelled the LUBA Hearing.

On November 13, 2018 LUBA issued its FINAL OPINION AND ORDER (the “Order”). The Order reversed the County’s decision and ordered the County to approve the Company’s Land Use Application for the to-be-built 85,000-square foot Kaya Farms & Greenhouse Facility in Lebanon, Oregon.

KAYA FARMS AG. FACILITY

SITE PLAN REVIEW APPLICATION

34225 Kowitz Road, Lebanon, Oregon 97355 ~ TaxMap: 11S-01W-27C Lot# 00400

REGISTERED ARCHITECT
WILLARD C. DIXON
EUGENE, OREGON
STATE OF OREGON

= (e) Wetlands as per AKS Engineering & Forestry, LLC 'Wetland and Waters Delineation Map' of 4/12/2018

NOTE
(e) = Existing
(p) = Proposed

SOUTH SANTIAM RIVER
SANTIAM HWY SE
HWY 210
City of LEBANON

ⓐ VICINITY MAP
Scale: For Reference Only

KOWITZ ROAD
(e) NEIGHBORING DWELLING
±60'
Property Line ±1,895'
100' SETBACK
±240'
(p) GROW BUILDINGS
(e) Wetland, See Delineation Map
(e) Wetland
±83'
±15' TYP.
(p) FENCE / SCREENING
±67'
±195'
±140'
±140'
±310'
(p) SEPTIC SYSTEM & DRAINFIELD as per Approved Site Evaluation & On-Site Sewage Disposal
(e) Gate, Fence & Hedge along Road
±620'
±180' Typical
P.L. ±495'
P.L. ±594'
(e) House
(p) SECURITY GATE
#1
#2
±15'
(e) Power Pole & Trnsfrmer
(e) GRAVEL ACCESS
(e) Gravel Service Access Drive
±30'
±15'
±10'
(e) Barn
±170'
100' SETBACK
(p) HOOP HOUSES
All (p) Storm Water to Drain on-site
(e) Well
(p) Parallel PARKING along Access Drive
(e) Braier Bridge
(e) Pump House
P.L. ±1,944'
(e) Garage
(e) FLOOD PLAIN
(e) Trees & Landscaping to Remain
(e) CREEK

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

(p) INTERIOR LIGHTING shall comply with Marijuana Production Code 940.400(4)

ⓑ (p) SITE PLAN
Scale: 1" = 200' - 0" *when printed on 11x17*

Tax Map 11S 01W 27C ~ Lot 00400

PROJECT SCOPE

NEW COMMERCIAL AGRICULTURAL FACILITY in Agricultural Buildings and Hoop Houses for the Production and associated Storage of Cannabis.

PROGRAM NEEDS

(p) GROW BUILDING #1 (indoor).............. ±26,000 sf
Mother / Clone / Veg.

(p) GROW BUILDING #2 (Indoor)............. ±26,000 sf
Veg. / Flower
Drying & Trimming Areas

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
DRF: TMS / MM
DATE: 02/ 09/ 2018
REV: 05/ 17/ 2018

KAYA FARMS Ag. Facility
34225 Kowitz Rd., Lebanon, OR 97355
(p) SITE PLAN

© 2018 WILLARD C. DIXON Architect, LLC

A1
1 of 1

Eugene, Oregon Marijuana Grow and Manufacturing Facility

On July 31, 2018 KAYS announced that it had entered into a preliminary agreement to purchase a Eugene, Oregon Marijuana Grow and Manufacturing Facility in a $1.55 million deal.

On October 23, 2018 KAYS announced that it had concluded the purchase of the Eugene, Oregon based Sunstone Farms manufacturing facility, which is licensed by the OLCC (Oregon Liquor Control Commission) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted.

As part of planned expansion and renovations for the facility, KAYS (www.kayaholdings.com) has begun site improvements and is ramping up production to feed their four existing OLCC licensed cannabis retail stores which currently service the legal medical and recreational marijuana market in Oregon under the Kaya Shack™ brand (www.kayashack.com).

KAYS intends to utilize the processing facilities to grow their own top-shelf, connoisseur-grade marijuana flower, produce various brands of oils, edibles, concentrates and extracts, and develop medical grade laboratory facilities for the production of a proprietary Kaya Cannaceuticals™ line of both CBD and CBD/THC products for the health, skincare and medical industries.

Pursuant to an interim Management Agreement entered into between the parties, the Company has assumed operations of the 12,000-square foot facility pending transfer of the licenses by the OLCC to Kaya Farms, upon completion of a satisfactory compliance review.

The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. The shares carry a lock-up-restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS.

Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we purchased.

Kaya Farms Production Results for Q-3, 2018

On our shareholder conference call last December KAYS stated that we expected to have Kaya Farms in production by Fall 2018.

Although we are not yet in production at the Lebanon Farm facility due to the delay from zoning issues, we confirm that the Eugene, Oregon Kaya Farms Indoor Grow, Processing & Cannaceuticals Facility yielded its first usable crop of two strains of shelf flower during Q-3 2018 as follows:

Stone Mountain Tangerine (approximately 23.38 lb of finished flower).

Train Wreck (approximately 28.74 lb of finished flower).

Please see the following pages for copies of testing results and pictures of various aspects of production.

Note: The facility is currently being renovated, and these small numbers are not representative of yields expected in first quarter 2019 and beyond.

47

48

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #48152

Sample: 1810CH0291.1262

Strain: Stone Mountain Tangerine
Batch#: ; Batch Size: 4864.8 - grams
Sample Received: 10/18/2018; Report Created: 10/22/2018; Expires: 10/22/2019
Harvest/Production Date: 10/15/2018
Sampling: Random; Environment: Room Temp

Stone Mountain Tangerine Bulk Flower

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000839; METRC Sample: 1A401030000940E000000813

Pass

Pesticides

Moisture	Water Activity
9.5%	0.567
	Limit

Microbial Potential

Cannabinoids

Pass

266 HPLC3 20181020-2
10/20/2018

22.30%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

25.91%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		24.74	247.4
Δ9-THC		0.60	6.0
Δ8-THC		<LOQ	<LOQ
THCVa		<LOQ	<LOQ
THCV		<LOQ	<LOQ
CBDa		0.07	0.7
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBNa		<LOQ	<LOQ
CBN		0.04	0.4
CBGa		0.41	4.1
CBG		0.05	0.5
CBCa		<LOQ	<LOQ
CBC		<LOQ	<LOQ
CBLa		<LOQ	<LOQ
Total		**25.91**	**259.1**

*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD.Report Compliant with OAR Rule 333-008-1190.
Based on dry weight; LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
CANNABIS TESTING LABORATORY
5691 SE International Way C-2
Portland, OR
(503) 305-5252
http://chemhistory.com
Lic# OLCC 010-1002015CA5E ORELAP 4057

Douglas Duncan
Laboratory Director

Confident Cannabis
All Rights Reserved
support@confidentcannabis.com
(866) 506-5866
www.confidentcannabis.com

Values reported relate only to the product tested. ChemHistory makes no claims as to the consumer safety or other risks associated with any detected or non-detected levels of any pesticides or residual solvents. This Certificate shall not be reproduced except in full, without the written approval of ChemHistory. ORELAP accredited ID#4057 and OLCC Licensed Cannabis Testing Laboratory #010-1002015CA5E.

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #48152

Sample: 1810CH0291.1261

Strain: Stone Mountain Tangerine
Batch#: ; Batch Size: 5657.9 - grams
Sample Received: 10/18/2018; Report Created: 10/22/2018; Expires: 10/22/2019
Harvest/Production Date: 10/15/2018
Sampling: Random; Environment: Room Temp

Stone Mountain Tangerine Bulk Flower

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000838; METRC Sample: 1A401030000940E000000842

Pass

Pesticides

Moisture	Water Activity
10.2%	0.580
	Limit

Microbial Potential

Cannabinoids

Pass

266 HPLC3 20181020-2
10/20/2018

18.81%
Total THC* (Calculated Decarboxylated Potential)

0.06%
Total CBD** (Calculated Decarboxylated Potential)

21.98%
Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		20.83	208.3
Δ9-THC		0.54	5.4
Δ8-THC		<LOQ	<LOQ
THCVa		<LOQ	<LOQ
THCV		<LOQ	<LOQ
CBDa		0.06	0.6
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBNa		<LOQ	<LOQ
CBN		0.04	0.4
CBGa		0.37	3.7
CBG		0.07	0.7
CBCa		<LOQ	<LOQ
CBC		0.06	0.6
CBLa		<LOQ	<LOQ
Total		**21.98**	**219.8**

*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD.Report Compliant with OAR Rule 333-008-1190.
Based on dry weight; LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
CANNABIS TESTING LABORATORY
5691 SE International Way C-2
Portland, OR
(503) 305-5252
http://chemhistory.com
Lic# OLCC 010-1002015CA5E ORELAP 4057

Douglas Duncan
Laboratory Director

Confident Cannabis
All Rights Reserved
support@confidentcannabis.com
(866) 506-5866
www.confidentcannabis.com

Values reported relate only to the product tested. ChemHistory makes no claims as to the consumer safety or other risks associated with any detected or non-detected levels of any pesticides or residual solvents. This Certificate shall not be reproduced except in full, without the written approval of ChemHistory. ORELAP accredited ID#4057 and OLCC Licensed Cannabis Testing Laboratory #010-1002015CA5E.

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #48152

Sample: 1810CH0291.1260

Strain: Train Wreck
Batch#: ; Batch Size: 6124.8 - grams
Sample Received: 10/18/2018; Report Created: 10/22/2018; Expires: 10/22/2019
Harvest/Production Date: 10/15/2018
Sampling: Random; Environment: Room Temp

Train Wreck Bulk Flower

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000837; METRC Sample: 1A401030000940E000000841

Pass

Pesticides

Moisture	Water Activity
8.3%	0.550
	Limit

Microbial Potential

Cannabinoids

Pass

266 HPLC3 20181020-2
10/20/2018

23.02%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

27.84%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		25.62	256.2
Δ9-THC		0.55	5.5
Δ8-THC		<LOQ	<LOQ
THCVa		<LOQ	<LOQ
THCV		<LOQ	<LOQ
CBDa		0.07	0.7
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBNa		<LOQ	<LOQ
CBN		0.09	0.9
CBGa		1.27	12.7
CBG		0.17	1.7
CBCa		<LOQ	<LOQ
CBC		0.07	0.7
CBLa		<LOQ	<LOQ
Total		**27.84**	**278.4**

*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD.Report Compliant with OAR Rule 333-008-1190.
Based on dry weight; LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way C-2
Portland, OR
(503) 305-5252
http://chemhistory.com
Lic# OLCC 010-1002015CA5E ORELAP 4057

Douglas Duncan
Laboratory Director

Confident Cannabis
All Rights Reserved
support@confidentcannabis.com
(866) 506-5866
www.confidentcannabis.com

Values reported relate only to the product tested. ChemHistory makes no claims as to the consumer safety or other risks associated with any detected or non-detected levels of any pesticides or residual solvents. This Certificate shall not be reproduced except in full, without the written approval of ChemHistory. ORELAP accredited ID#4057 and OLCC Licensed Cannabis Testing Laboratory #010-1002015CA5E.

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #48152

Sample: 1810CH0291.1259

Strain: Train Wreck
Batch#: ; Batch Size: 6810 - grams
Sample Received: 10/18/2018; Report Created: 10/22/2018; Expires: 10/22/2019
Harvest/Production Date: 10/15/2018
Sampling: Random; Environment: Room Temp

Train Wreck Bulk Flower

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000836; METRC Sample: 1A401030000940E000000840

Pass

Pesticides

Moisture	Water Activity
8.5%	**0.505**
	Limit

Microbial Potential

Cannabinoids

Pass

266 HPLC3 20181020-2
10/20/2018

23.12%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

27.97%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		25.72	257.2
Δ9-THC		0.56	5.6
Δ8-THC		<LOQ	<LOQ
THCVa		<LOQ	<LOQ
THCV		<LOQ	<LOQ
CBDa		0.07	0.7
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBNa		<LOQ	<LOQ
CBN		0.05	0.5
CBGa		1.31	13.1
CBG		0.16	1.6
CBCa		<LOQ	<LOQ
CBC		0.08	0.8
CBLa		<LOQ	<LOQ
Total		**27.97**	**279.7**

*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD.Report Compliant with OAR Rule 333-008-1190.
Based on dry weight; LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
CANNABIS TESTING LABORATORY

5691 SE International Way C-2
Portland, OR
(503) 305-5252
http://chemhistory.com
Lic# OLCC 010-1002015CA5E ORELAP 4057

Douglas Duncan
Laboratory Director

Confident Cannabis
All Rights Reserved
support@confidentcannabis.com
(866) 506-5866
www.confidentcannabis.com

Values reported relate only to the product tested. ChemHistory makes no claims as to the consumer safety or other risks associated with any detected or non-detected levels of any pesticides or residual solvents. This Certificate shall not be reproduced except in full, without the written approval of ChemHistory. ORELAP accredited ID#4057 and OLCC Licensed Cannabis Testing Laboratory #010-1002015CA5E.

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

Growth Strategy

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

·	All operations are to be conducted in accordance with State and Local Laws and Federal Enforcement Policies and Priorities as it relates to Marijuana (as outlined in the Justice Department's Cole Memo dated August 29, 2013, former US Attorney General Jeff Sessions Memo dated January 4, 2018, and subsequent commentary from US Attorney for the District of Oregon Billy Williams).

·	The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.

·	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.

·	The Company shall work with law enforcement and government officials to insure compliance with all regulations.

Marketing and Sales

The Company will only market its legal marijuana as in compliance with applicable state law.

The Company employs a marketing campaign consisting of four cornerstones:

·	Promoting and establishing the Kaya Shack™ brand.

·	A positive and active online presence.

·	Daily specials and promotions.

·	Quirky and fun holiday specials.

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

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues

We had revenues of $303,888 for the three months ended September 30, 2018, as compared to revenues of $320,950 for the three months ended September 30, 2017. The decrease is due to the normal fluctuation in the market. As a result, revenues from legal recreational sales were slightly decreased compared to the comparable period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $260,652 for the three months ended September 30, 2018, as compared to $367,975 for the three months ended September 30, 2017. This decrease reflects the fact that some of the expenses associated with this category have decreased over time due to investments made in the corresponding period for 2017.

Professional Fees

Professional fees were $511,415 for the three months ended September 30, 2018, as compared to $166,150 for the three months ended September 30, 2017. These costs have increased as a result of stock issuance in exchange for professional services and the shares were valued at market price on issuance date.

Interest expense

Interest expense and debt amortization expense increased to $962,716 for the three months ended September 30, 2018 from $685,049 for the three months ended September 30, 2017. These increases reflected additional debt incurred in the 2017 and 2018 period to acquire land and fund expansion of our operations.

Net Income

We incurred net income of $579,924 for the three months ended September 30, 2018, as compared to a net loss of $(578,902) for the three months ended September 30, 2017.

The majority of our net income during the three month period ending September 30, 2018 was a result of the derivative liabilities from the conversion of debt in the three months ended September 30, 2018 and reduction in our stock price as well as the less volatility factors used in the derivative calculations.

Nine months ended September 30, 2018 compared to Nine months ended September 30, 2017

Revenues

We had revenues of $850,386 for the nine months ended September 30, 2018, as compared to revenues of $667,601 for the nine months ended September 30, 2017. The increase is largely due to the fact that in 2017 our Portland Store was unable to process recreational sales for the first quarter due to a delay in receiving our Portland City Licensing. In addition, the fourth retail store was begun operating in 2nd quarter of 2018. As a result, revenues from legal recreational sales were largely generated from retail sales at one outlet during most of the 2017 period, as compared to four outlets in the comparable period in 2018. All four of the Company’s retail locations have now received full OLCC licensing.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $599,898 for the nine months ended September 30, 2018, as compared to $911,598 for the nine months ended September 30, 2017. This decrease reflects the fact that some of the expenses associated with this category have decreased over time due to investments made in the corresponding period for 2017.

Professional Fees

Professional fees were $1,869,474 for the nine months ended September 30, 2018, as compared to $523,551 for the nine months ended September 30, 2017. These costs have increased as a result of paying employees and consultants with common stock and the increased level of retail operations.

Interest expense

Interest expense and debt amortization expense increased to $2,370,646 for the nine months ended September 30, 2018 from $1,939,194 for the nine months ended September 30, 2017. These increases reflected additional debt incurred in the 2017 and 2018 period to acquire land and fund expansion of our operations.

Net Income

We incurred net income of $11,830,652 for the nine months ended September 30, 2018, as compared to a net income of $2,451,488 for the nine months ended September 30, 2017.

The majority of our net income during the nine-month period ending September 30, 2018 was a result of the derivative liabilities from the conversion of debt in the nine months ended September 30, 2018 and September 30, 2017 and from stabilization of our stock prices that reduces the volatility factors used in the derivative calculations. In addition, as noted above, our revenues were increased during the 2018 quarters as a result of our ability to process legal recreational marijuana sales at all of our retail locations and our gross profit increased by $97,912 as a result of the increased sales volume.

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

As of the date of this Quarterly report, the Institutional Investor has purchased an aggregate of $2,250,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which (a) $500,000 in principal amount of May 2017 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 (the “ $0.05Notes ”); (b) $800,000 in principal amount of May 2017 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 (the “ $0.03Notes ”); (c) $950,000 in principal amount of May 2017 Notes, which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes ”). For more details regarding the $7.75 million Financing Agreement please refer to the early discussion in this document.

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

The January 2018 Financing Agreement was amended as of June 30, 2018 to extend the dates for all purchase rights by six months. For more details regarding the January 2018 Financing Agreement please refer to the early discussion in this document.

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

On July 26, 2018 the Company completed the first stage of the transaction with the seller’s purchase of 2,500,000 restricted shares in the Company for $250,000 in a private transaction. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we purchased.

On October 23, 2018 KAYS announced that it had concluded the transaction and acquired the facility; for more details regarding the purchase of the facility please refer to the early discussion in this document.

Use of Proceeds

The proceeds from the offer and sale of the $2.1M Notes, the May 2017 Notes and the January 2018 notes and are and will be used to fund the Company’s growth plan, including the expansion of our chain of Kaya Shack™ Marijuana Superstores in Oregon, the acquisition and development of our Lebanon, Oregon legal cannabis cultivation and manufacturing facility, the operation and development of our Eugene, Oregon 12,000 square foot indoor legal marijuana grow and manufacturing facility and the development and introduction of new Kaya Shack™ branded cannabis products.

The funds from the July 2018 $250,000 Private Placement are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the Eugene, Oregon facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of September 30, 2018. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2018 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As required by SEC Rule 13a15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on the foregoing, our Chief Executive Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Dated: November 19, 2018

 KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

