Form 10-K
period 2018-12-31
Kaya Holdings, Inc.
filed 2019-04-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer [ ] Accelerated filer

[X] Non-accelerated filer [X] Smaller reporting company

[X] emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $20,983,182 as of June 30, 2018, based on the closing price on such date of $0.1433 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 173,598,080 shares of common stock outstanding as of April 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-K except those Exhibits so incorporated as set forth in the list of Exhibits set forth in Item 15 of this Annual Report on Form 10-K.

KAYA HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

As used in this Annual Report on Form 10-K (the “ Annual Report ”), the terms “ KAYS ,” “ the Company ,” “ we ,” “ us ” and “ our ” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report contains “ forward-looking statements ” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “ Securities Act ”) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘ Exchange Act ”). These forward-looking statements are contained principally in the sections titled “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and are generally identifiable by use of the words “ may ,” “ will ,” “ should ,” “ expect ,” “ anticipate ,” “ estimate ,” “ believe ,” “ intend ” or “ project ” or the negative of these words or other variations on these words or comparable terminology.

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

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc., a Delaware corporation, is a vertically integrated legal marijuana enterprise, which cultivates, produces and retails legal medical and recreational cannabis in Oregon using its proprietary Kaya Shack™ brand. The Company currently operates a its chain of four retail Kaya Shack™ retail outlets (including three Kaya Shack™ Marijuana Superstores) in Oregon, has developed its own proprietary Kaya Farms™ strains of cannabis, which it grows and produces (together with edibles and other cannabis derivatives) at its Eugene, Oregon Sunstone Farms legal recreational and medical marijuana production and processing manufacturing facility, which it acquired in October 2018. The Company also owns a 26-acre parcel in Lebanon, Linn County, Oregon, which it purchased in August 2017 on which it intends to construct a cultivation and production facility. We filed for zoning and land use approval in early 2018, and after numerous regulatory challenges and delays, we finally received zoning and land use approval in January, 2019 to build an 85,000-square foot Kaya Farms™ greenhouse grow and production facility. The Company maintains a genetics library of over 30 strains of cannabis it has developed and has also formulated various edibles, cannabis derivatives and marijuana cigarettes under the “Kaya” brand name.

All of the Company’s operations are licensed by the Oregon Liquor Control Commission (the “OLCC’), which has jurisdiction over legal medical and recreational cannabis grow, production and retail operations. The Company originally commenced operations in Oregon in July 2014, operating medical marijuana dispensaries (“MMDs”) when only medical marijuana sales had been legalized. However, this afforded the Company to be in position to rapidly move into the grow, production and retailing of recreational marijuana when legalization of recreational cannabis sales followed shortly thereafter in October 2015.

As Oregon has recently placed a moratorium on licensing additional legal marijuana retail outlets, the Company is exploring opportunities to expand its operations beyond Oregon by replicating its Kaya Shack™ brand retail outlets through franchising in other states where recreational cannabis use is legal or expected to become legal in the near term, as well as in Canada, where it is legal nationwide.

Corporate Information

Our corporate office is located at 888 South Andrews Avenue, Suite 302, Fort Lauderdale, Florida, 33316. Our telephone number is website is www.kayaholdings.com. Information contained on our website does not constitute part of this Annual Report.

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

The Kaya Shack™ Brand

Kaya Holdings operates the Kaya Shack™ brand of legal medical and recreational retail marijuana retail stores.

Kaya Holdings operates four recreational marijuana retail outlets and medical marijuana dispensaries in Oregon under the Kaya Shack™ brand.

Dubbed by the mainstream press as the “Starbucks of Marijuana” after our first outlet opened in July 2014, our operating concept is simple: to deliver a consistent customer experience (quality products, fair prices and superior customer service) to a broad and diverse base of customers. Kaya Shack™ meets the quality needs of the “marijuana enthusiast”, the comfort and atmosphere of all including “soccer moms” and the price sensitivities of casual smokers.

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

The Company is exploring opportunities to expand its operations beyond Oregon by replicating its Kaya Shack™ brand retail outlets through franchising in other states where recreational cannabis use is legal or expected to become legal in the near term, as well as in Canada, where it is legal nationwide. KAYS also is targeting opening corporate owned marijuana production and processing facilities to support the envisioned franchised outlets, and to both maintain quality control and offer customers a consistent customer experience while reducing costs of goods to franchisees.

STARBUCKS COFFEE
DRIVE THRU
Spin City
LAUNDROMAT
short STOP
MARKET
Adam's
Rib
SMOKE HOUSE
KayaShack
GRAND OPENING
KayaShack
Fine Affordable Cannabis
Bringing Good Vibes to Salem!
DRIVE

Kaya Shack™ Retail Outlets

KayaShack
kayashack.com
KayaBuddies
Buds with Benefits
premium • bud only • pre-rolls
Some of our happiest days haven't even happened yet.
Be Kind
REALLY HAPPY GLASS
QUALITY
PRICES
SELECTION
the
way
Bloom where you're planted
If you can dream it, you can do it
Do what makes your soul shine
EXTRACTS - CARTS - EDIBLES
PREMIUM FLOWER
acer

kaya gear
Never Fear Shadows
KayaShack
PAKALOLO JUICE
CBD INFUSED JUICES COMING SOON
EXIT
PEACE LOVE & KAYA
KayaShack Be Kind
PEACE LOVE & KAYA
KayaShack Be Kind

All stores feature a check out stand wrapped to feature the Company’s proprietary brand of pre-rolls, Kaya Buddies. The Buddies program is an exciting and popular pre-roll offering, featuring a wide selection (15-15 strains of pre-rolls) and featuring our special Kaya Saying in each Buddies tube. A glass display case showcases at least 25 strains of marijuana flower, which the stores serve to customers “deli style”, weighing straight from the jar to the customer’s take-out tube. An additional display case with a varied selection of oils, concentrates and topicals rounds out the cannabis product display. The stores also feature standing display cases with cannabis intended glassware under the Company’s brand Really Happy Glass, as well as a rack of proprietary t-shirt designs marketed under the Company brand Kaya Gear. The store also has a hospitality area that offers free water, coffee, tea and hot cocoa. As required by law, all products containing marijuana are either behind locked glass or behind the counter and out of customer reach.

I. Kaya Shack™ , 1719 SE Hawthorne Blvd., Portland, Oregon.

Be Kind
EXIT
Kaya
KayaShack
KayaBuddies
Be Kind
DON'T PASS IT ON.
KEEP IT

Our first Kaya Shack™ OLCC licensed marijuana store (located in the heart of the trendy Hawthorne district in southeast Portland, the “Greenwich Village” of the West Coast) opened for business July 03, 2014. The store is located next door to a cell phone repair shop, and near to Devil’s Dill restaurant and No Fun pub. There are also a McMenamins restaurant, tattoo parlor, convenience store, hair/nail salon and a soccer sports bar. The area around the shop is mixed use (commercial and residential) and has a footprint of approximately 700 square feet and is the model for the Company’s small urban shops.

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon.

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Our second Kaya Shack™ OLCC licensed marijuana store (located in South Salem, Oregon) opened for business on October 17, 2015. The store is located in a strip mall alongside a Caesar’s Pizza, Aaron’s furniture, a convenience store, a tanning salon, and a nail salon. The plaza also has a Subway, a sports bar and a laundromat. The area around the shop is primarily commercial with residential complexes under construction and has a footprint of approximately 2,100 square feet and was our first Kaya ShackTM Marijuana Superstore.

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon.

Our third Kaya Shack™ (located in North Salem, Oregon) commenced operations on March 21, 2017. The store is located in a strip mall alongside a Starbucks Coffee, laundromat, an Applebee’s restaurant and medical offices. The area around the shop is primarily commercial and has a footprint of approximately 2,600 square feet and utilizes the Kaya Shack™ Marijuana Superstore model.

IV. Kaya Shack™ Marijuana Superstore, Central Salem, Oregon.

Our fourth Kaya Shack™ (located in Central Salem, Oregon) opened for business February 15, 2018. The store is located in a strip mall directly behind Carl Jr. and Popeye’s Chicken restaurants and alongside a microbrewery sports bar, laundromat, and Hawaiian sandwich shop. The area around the shop is primarily commercial with residential complexes ready to open Summer 2018. It has a footprint of approximately 3100 square feet and utilizes the Kaya Shack™ Marijuana Superstore model.

Plan to Sell Kaya Shack™ Retail Marijuana Store Franchises in Canada

On March 12, 2019 the Company announced that it had hired the Toronto based law firm of Garfinkle Biderman LLP to prepare the legal infrastructure required to enable the Company to sell Kaya Shack™ franchises in Canada. The Company has since concluded negotiations with its selected Canadian based franchise sales consultancy group and has hosted a group of prospective franchisees. The Company is currently working with its consulting group to map out Canadian provinces and development plans that consider the current and pending availability of cannabis retail licenses. Kaya Holdings will continue to announce details of its Canadian expansion effort as developments unfold.

Kaya Shack™ Car Fleet and Home Delivery

The Company is licensed by the OLCC for home delivery for all four stores. The Company is interested in developing its delivery service and has a fleet of 4 Kaya Cars (wrapped Fiat 500s featuring the Company’s branding logos and colors and outfitted with safes and security) at the ready, and once the support software enabling compliant delivery is released Kaya Shack™ will commence with its home delivery service. We expect delivery to extend our visibility, assist in building brand awareness, and allow the Company to service a broader geographic territory. The Company has developed the website www.kayadelivers.com to advance the growth of its delivery service.

To make use of the cars while the Company waits to launch delivery service, the cars are currently used for promotional purposes at community fairs and roving billboards.

Kaya Farms™

Lebanon, Linn County, Oregon Marijuana Grow and Manufacturing Complex

In early 2015, KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. Since that time KAYS has operated various grow facilities to feed the Kaya Shack Supply Chain, and in August 2017, KAYS acquired its first property for a large scale facility- a 26-acre parcel in Lebanon, Linn County, Oregon, where we intend to develop an 85,000-square foot Kaya Farms™ Farm and greenhouse facility

Management believes that the acquisition and development of the property will position the Company for future growth and expansion, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows, as well as expansion of its production capabilities with brands in oils, vape cartridges, concentrates, a selection of edibles, and infused creams and lotions. When Federal Prohibition of marijuana ends and national and international cannabis trade can begin, we believe that Oregon is uniquely positioned to become America’s “pot basket” due to its superior climate and state history involving generations of Oregonian Cannabis Growers; ideal weather + extensive generational knowledge = superior, lower cost cannabis products for export.

We filed for zoning and land use approval in early 2018, and after numerous regulatory challenges and delays, we finally received zoning and land use approval in early 2019 to build on the property. We are presently in the final planning stages and are awaiting the culmination of the OLCC licensing process to begin construction. Under present laws the property can easily deliver 6-8,000 pounds of cannabis each year; if future regulations permit we believe that we can expand that capability to approximately 80-100,000 pounds of cannabis each year.

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

OWNER CONTACT

MJAI Oregon 5, LLC /
Marijuana Holdings Americas, Inc.,
dba Kaya Farms
Attn: W. David Jones
PHONE: 561-400-1971
EMAIL: wdavejones1@icloud.com

KAYA FARMS
Ag. Facility

OFFICE: 753 W. 5TH Avenue
Eugene, OR 97402-5103
PHONE: 541.689.3548
EMAIL: wcd@willardcdixon.com
MOBILE: 541.868.5960

WILLARD C. DIXON Architect, AIA

DES: WCD
DRF: TMS / MM
DATE: 02/ 09/ 2018
REV: 05/ 17/ 2018

KAYA FARMS Ag. Facility
34225 Kowitz Rd., Lebanon, OR 97355
(p) SITE PLAN

© 2018 WILLARD C. DIXON Architect, LLC

A1
1 of 1

Kaya Farms Indoor Marijuana Grow, Processing & Cannaceutical Production Facility

On October 23, 2018 KAYS announced that it had concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted, as well as a substantial amount of manufactured extracts and related cannabis products.

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

Pursuant to an interim Management Agreement entered into between the parties, the Company has assumed operations of the 12,000-square foot facility pending transfer of the licenses by the OLCC to the Company, upon completion of a satisfactory compliance review. As part of planned expansion and renovations for the facility, KAYS began site improvements and has begun supplying its four Kaya Shack™ retail outlets with Kaya Farms™ cannabis and cannabis products from the facility

Acquisition of the Eugene, Oregon facility has enabled the Company to recommence its Kaya Farms™ cannabis grow, processing and manufacturing operations. Please see the following pages for copies of testing results and pictures of various aspects of production.

INTERIOR WALLS: 1/2" GYP. BD.
2x STUDS @ 24"o.c.
2x BOTTOM PLATE
1/2"x4 1/4" TITEN HD W/ 3" BEARING PLATE WASHER @ 48"o.c. (2) MIN. PER WALL LINE
P.T. 2x MUD SILL
(E) CONCRETE SLAB

4 WALL TO SLAB
1"=1'-0"

(E) WOOD CEILING FRAMING
(E) 1/2" GYP. BD. CEILING
SINGLE 2x TOP PLATE: 1/4"x3 1/2" SDS SCREWS @ 48"o.c. INTO (E) CEILING FRAMING OR BLOCKING.
INTERIOR WALLS: 1/2" GYP. BD.
2x STUDS @ 24"o.c.

5 WALL TO CEILING
1"=1'-0"

DOUBLE 2x TOP PLATE: LAP SPLICE JOINTS 6' W/ 16d NAILS STAGGERED @ 4"o.c.
INTERIOR WALLS: 1/2" GYP. BD.
2x STUDS @ 24"o.c.
8'-0" WALL HT.

6 PARTIAL HT. WALL
1"=1'-0"

DEMOLITION NOTES

1. REMOVE ALL EXISTING CONSTRUCTIONS AND FINISHES NECESSARY FOR THE COMPLETION OF THE WORK AS DEPICTED ON THE DRAWINGS. INCLUDING BUT NOT LIMITED TO, ITEMS SHOWN ON THE PLANS WITH DASHED LINES. NECESSARY DISCONNECTS AND ALTERATIONS TO EXISTING MECHANICAL AND ELECTRICAL SYSTEMS SHALL BE INCLUDED. PATCH AS REQUIRED ALL CONSTRUCTIONS TO REMAIN IN ACCORDANCE WITH THE CONTRACT DRAWINGS. WHERE CONTRACTOR IS DESIGNATED TO MAKE REMOVALS, DISPOSITION OF MATERIALS IS THE RESPONSIBILITY OF THE CONTRACTOR. VERIFY WITH OWNER, THE DISPOSITION AND REMOVAL OF ANY COMPONENTS OF SALVAGEABLE VALUE.
2. ALL REMOVALS AND SALVAGE, UNLESS SPECIFICALLY NOTED OR REQUESTED BY THE OWNER SHALL BECOME THE PROPERTY OF THE CONTRACTOR.
3. THE CONTRACTOR IS SOLELY RESPONSIBLE FOR ALL CONSTRUCTION MEANS AND METHODS AND SHALL MAINTAIN THE STRUCTURAL INTEGRITY OF ANY CONSTRUCTION, INCLUDING ALL TEMPORARY SUPPORT AND BRACING, UNTIL ALL FINAL LATERAL AND VERTICAL CARRYING SYSTEMS ARE COMPLETED. CONTACT THE ARCHITECT PRIOR TO REMOVAL OF ANY LOAD-BEARING WALLS, BEAMS, HEADERS, ETC.. SUPPORTING FLOOR, ROOF OR CEILING JOISTS IN QUESTION OR DEVIATING FROM THE DESIGN INTENT.
4. PATCH ALL FINISHES TO MATCH EXISTING, INCLUDING BUT NOT LIMITED TO, GYPSUM BOARD, PLASTER, ACOUSTIC SYSTEMS, WOOD TRIM, COVERS, BASE, PANELS, RAILS AND WAINSCOT. VERIFY MATCH OF NEW FINISH MATERIALS TO EXISTING IN COLOR, TEXTURE, THICKNESS, CUT, ETC. TO SATISFACTION OF OWNER PRIOR TO INSTALLATIONS. PROVIDE OTHER MATERIALS TO MATCH EXISTING WHEN REQUIRED. TO BE APPROVED BY OWNER.
5. PATCH EXISTING WALLS, GYPSUM DRYWALL OR PLASTER TO MATCH EXISTING OF SUFFICIENT THICKNESS TO MAINTAIN UNIFORM WALL THICKNESS.
6. WHERE APPLICABLE, LEVEL ALL EXISTING FLOORS AS REQUIRED TO RECEIVE NEW FLOOR FINISHES. INSTALL REQUIRED TRANSITION PIECES BETWEEN VARIOUS FLOOR FINISHES SUITABLE FOR CONDITIONS AND ACCEPTABLE TO THE OWNER. MATCH EXISTING WHEREVER POSSIBLE.
7. GENERAL CONTRACTOR IS TO MAINTAIN A SEPARATION BETWEEN AREAS WITHIN THE SCOPE OF WORK AND AREAS OUTSIDE OF THE SCOPE OF WORK BY PROVIDING PLASTIC SHEATHING BETWEEN CONTIGUOUS SPACES AND/OR TEMPORARILY TAPING OF JOINTS AND GAPS TO PREVENT DUST MIGRATION.
8. CAUSE NO DAMAGE TO EXISTING CONSTRUCTION TO REMAIN. TAKE CARE NOT TO ENCROACH ON ADJACENT OCCUPIED AREAS OR AREAS NOT WITHIN THE SCOPE OF WORK. PROTECT ALL EXISTING FINISHES, DOORS, FRAMES, ETC. WHICH ARE TO REMAIN.
9. MAINTAIN EXISTING UTILITIES TO REMAIN IN SERVICE AND PROTECT AGAINST DAMAGE DURING DEMOLITION.
10. COORDINATE ANY REQUIRED SERVICE SHUT DOWNS WITH THE OWNER A MINIMUM OF ONE WEEK AND ADDITIONALLY ONE HOUR PRIOR TO SHUT-DOWN.
11. REMOVE ALL ABANDONED ANCHOR BOLTS & EMBEDDED ITEMS IN CONCRETE FLOORS THAT PROTRUDE ABOVE THE CONCRETE FLOOR SURFACE.
12. UPON COMPLETION, CLEAN THE ENTIRE AREA OF DEMOLITION TO A TIDY, UNIFORM CONDITION REMOVING ALL DEBRIS, DUST PARTITIONS AND ASSOCIATED MATERIALS USED DURING THE DEMOLITION. CLEAN ALL AREAS IMPACTED BY THE DEMOLTION, INCLUDING BUT NOT LIMITED TO, ADJACENT OCCUPIED AREAS AND AREAS NOT WITHIN THE SCOPE OF WORK.
13. COMPLY WITH ALL STANDARD LOCAL, NATIONAL, STATE AND FEDERAL SAFETY REQUIREMENTS FOR DEMOLITION.

DEMO WALL AND SLIDING DOOR
DEMO DOOR, SAVE FOR RE-USE (11)
DEMO WALL TO ACCOMMODATE (N) DOOR
DEMO WALL TO ACCOMMODATE (N) WINDOWS
DEMO WALL
DEMO SLIDING DOOR
DEMO (E) UTILITY SINK
DEMO WALL AND DOOR, SAVE DOOR FOR RE-USE (12)
DEMO WALL TO ACCOMMODATE (N) DOOR

1 DEMOLITION PLAN
1/8"=1'-0"

POST-PRODUCTION / FINISHING ROOM
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING OR (E) PAINTED CONCRETE
CENTRI-FUGE
VACUUM OVEN
VACUUM OVEN
48x31 S.S. TABLE
BUTANE EXTRACTOR
EYE WASH
EXTRACTION ROOM
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING OR (E) PAINTED CONCRETE
31x72 S.S. TABLE
CO2 MONITOR
CO2 EXTRACTOR
ETHANOL DRUM STRAPPED INTO SAFETY WALL MOUNT BRACKET
BUTANE CANISTERS STRAPPED INTO SAFETY WALL MOUNT BRACKETS
DISTILLATION MACHINE
CO2 CANISTERS STRAPPED INTO SAFETY WALL MOUNT BRACKETS
STORAGE 2
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING OR (E) PAINTED CONCRETE
BUTANE COMPRESSOR
INDICATES (N) WALL, TYP.
COMM
(E) CONC.
WORK AREA
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING
INDICATES (E) WALL, TYP.
67x30 FREEZER
INDICATES (N) WALL, TYP.
STORAGE 3
(E) PAINTED CONCRETE
67x30 FREEZER
67x30 FREEZER
74x30 FREEZER
FIRE SPRINKLER RISER
STORAGE 1
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING
EXHAUST DRYER TO EXTERIOR ON SIDEWALL BELOW HRV EXHAUST
DRYER
WASHER
UNDER-COUNTER DISH-WASHER
12' SS WORK COUNTER
(E) 80 CFM FAN VENTS TO EXT.
PACKAGING / CLEANING
(E) PAINTED CONCRETE
38x24 FREEZER
3-BAY UTILITY SINK
DECONTAMINATION ROOM
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING
(E) 80 CFM FAN VENTS TO EXT.
INDICATES (N) WALL, 8'-0" HIGH
96x36 "SO-LOW FREEZER
ALL-PURPOSE WORK TABLE
CHECK-IN / INVENTORY
(E) CARPET
STORAGE SHELVES
SHIPPING / RECEIVING
(E) PAINTED CONCRETE
STORAGE SHELVES
F.E.
ENTIRE PROCESSING FACILITY (SUITES A), INDICATED BY DASHED LINE, TO BE LIMITED ACCESS ONLY.

2 FIRST FLOOR PLAN
1/4"=1'-0"

DOOR SCHEDULE												
Key	Width	Height	Door Mat'l	Door Finish	Door Glass	Frame Mat'l	Frame Finish	Frame Type	Jamb	Fire Rating	Swing	Notes
1	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
2	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
3	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
4	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
5	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
6	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
7	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
8	2'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
9	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
10	3'-0"	6'-8"	WOOD	PAINT	FL	WOOD	PAINT	1	4 1/2"	-	RH	FULL-LITE, TEMPERED GLASS
11	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	RH	RE-USE (E) DOOR
12	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	RH	RE-USE (E) DOOR
13	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
14	6'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	PAIR	
15	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN

ALL DOORS SHALL HAVE ADA COMPLIANT LEVER HARDWARE

WINDOW TYPE					
Key	Width	Height	Mat'l	Operation	Notes
A	3'-0"	3'-4"	VINYL	PICT.	HEAD HT. TO MATCH DOORS, SEE PLAN FOR TEMPERED LOCATIONS

ATTIC BEYOND
18'-0"
10'-1 1/2"
8'-0"

3 SECTION
1/8"=1'-0"

engage:ARCHITECTURE
3220 Kincaid Street
Eugene, OR 97405
541.868.4535
WWW.ENGAGEARCHITECTURE.COM

REGISTERED ARCHITECT
DAVID R. SCHMITZ
EUGENE, OR
5576
STATE OF OREGON

EXTRACTION FACILITY

Sunstone Capital Partners
260 Grimes St. Suite A

REVISIONS	
NUMBER	DATE

DEMO PLAN, FLOOR PLAN, SECTION, DETAILS, SCHED.

DRAWN BY: CHECKED BY:

ISSUE DATE: JULY 11, 2016
PROJECT NUMBER: 1620

A1.1

CONSTRUCTION DOCUMENT PACKAGE

engage:ARCHITECTURE EXPRESSLY RESERVES ITS COMMON LAW COPYRIGHT AND OTHER PROPERTY RIGHTS FOR THESE DRAWINGS AND THEIR CONTENTS. THIS MATERIAL IS NOT TO BE REPRODUCED, CHANGED, OR COPIED IN ANY FORM OR MANNER WHATSOEVER, NOR ARE THEY TO BE ASSIGNED TO A THIRD PARTY WITHOUT FIRST OBTAINING THE WRITTEN PERMISSION AND CONSENT OF engage:ARCHITECTURE. IN THE EVENT OF UNAUTHORIZED REUSE OF THESE DRAWINGS OR THEIR CONTENTS BY A THIRD PARTY, THE THIRD PARTY SHALL HOLD engage:ARCHITECTURE HARMLESS.

GENERAL NOTES

1. ENTIRE INSTALLATION SHALL CONFORM TO THE REQUIREMENTS OF THE 2010 OSSC, 2014 OMSC, 2014 OEESC, CITY & COUNTY CODES, AND OTHER APPLICABLE CODES AND REGULATIONS.
2. PRIOR TO BID, THE CONTRACTOR SHALL VISIT THE SITE TO VERIFY LOCATIONS AND CHARACTERISTICS OF EQUIPMENT, DUCTS, UTILITIES, ETC. AND REPORT ANY DISCREPANCIES WITH PLANS TO ARCHITECT.
3. EXISTING EQUIPMENT THAT IS REMOVED AND NOT REUSED SHALL BE RETURNED TO THE OWNER OR DISPOSED OF AS DIRECTED BY THE OWNER.
4. CONNECTIONS TO EXISTING SERVICES SHALL BE MADE SUCH THAT INTERRUPTION TIME WILL BE AS SHORT AS POSSIBLE. THE CONTRACTOR SHALL GIVE THE OWNER'S REPRESENTATIVE SUFFICIENT NOTICE OF SUCH INTERRUPTION AND THE ACTUAL SHUT DOWN TIME SHALL BE AT A TIME DESIGNATED BY THE OWNER'S REPRESENTATIVE.
5. COORDINATE ENTIRE INSTALLATION OF THE H.V.A.C. SYSTEM WITH THE WORK OF OTHER TRADES PRIOR TO ANY FABRICATION OR INSTALLATION. PROVIDE FITTINGS, OFFSETS, AND TRANSITIONS AS REQUIRED FOR A COMPLETE WORKABLE INSTALLATION.
6. COORDINATE THE LOCATION OF A CEILING DIFFUSERS, REGISTERS AND GRILLES WITH THE ARCHITECTURAL REFLECTED CEILING PLAN, ELECTRICAL LIGHTING LAYOUT AND ARCHITECTURAL ROOM ELEVATIONS.
7. PLATFORMS, CURBS AND FLASHINGS FOR MECHANICAL EQUIPMENT SHALL BE AS INDICATED ON THE PLANS PLANS, UNLESS NOTED OTHERWISE.
8. EQUIPMENT SHALL BE INSTALLED IN STRICT ACCORDANCE WITH THE EQUIPMENT MANUFACTURER'S RECOMMENDATIONS. PROVIDE FITTINGS, TRANSITIONS, DAMPERS, VALVES, AND OTHER DEVICES REQUIRED FOR A COMPLETE WORKABLE INSTALLATION.
9. DUCTWORK SHALL BE CONSTRUCTED, ERECTED AND TESTED IN ACCORDANCE WITH THE MOST RESTRICTIVE OF LOCAL REGULATIONS, 2014 OMSC, PROCEDURES DETAILED IN THE ASHRAE HANDBOOK OF FUNDAMENTALS OR THE APPLICABLE STANDARDS ADOPTED BY THE SHEET METAL AND AIR CONDITIONING CONTRACTORS NATIONAL ASSOCIATION. A COPY OF THE SMACNA STANDARDS SHALL BE KEPT AT THE JOB FOR REFERENCE BY THOSE REVIEWING THE WORK.
10. DUCT SIZES ARE NET INSIDE CLEAR DIMENSIONS (I.E. NOT INCLUDING LINER). DUCT JOINTS SHALL BE SEALED AIR TIGHT. PROVIDE STRAP, TRAPEZE, OR ROD HANGERS.
11. DUCT INSULATION AND LININGS, INCLUDING ADHESIVES WHEN USED, SHALL HAVE A FLAME SPREAD INDEX NOT MORE THAN 25 AND A SMOKE-DEVELOPED INDEX NOT MORE THAN 50 WHEN TESTED IN ACCORDANCE WITH ASTM E 84 OR UL 723..
12. DUCTWORK INSULATION SHALL HAVE THERMAL CONDUCTANCE OF 0.24 BTU PER SQ. IN./SQ. FT. PER DEG. F. PER HOUR AT A MEAN TEMPERATURE OF 75 DEG. F. AT 1-1/2 LB./CU. FT. DENSITY. LINER SHALL BE TREATED WITH A FIRE DAMAGE AND MILDEW RESISTANT SURFACE. FIBERGLASS DUCTWRAP BLANKET SHALL HAVE A THERMAL CONDUCTANCE OF 0.27 BTU PER IN./ SQ. FT. /DEG. F. PER HOUR AT A MEAN TEMPERATURE OF 75 DEG. F., AT 0.75 LB./CU. FT. DENSITY, WITH FSK FOIL REINFORCED FIRE-RESISTANT FACING AND A VAPOR BARRIER RATING OF 0.5 PERM.
13. SMOKE DETECTORS SHALL BE INSTALLED IN RETURN AIR SYSTEMS WITH A DESIGN CAPACITY GREATER THAN 2000 CFM IN THE RETURN AIR DUCT OR PLENUM UPSTREAM OF ANY FILTERS, EXHAUST AIR CONNECTIONS, OR DECONTAMINATION EQUIPMENT OR APPLIANCES PER OMSC SECTION 606.
14. MATERIALS AND INSTALLATION SHALL COMPLY WITH CURRENT BASE BUILDING DESIGN STANDARDS AND INSTALLATION.

ENERGY COMPLIANCE NOTES

1. SUPPLY AND RETURN AIR DUCTS AND PLENUMS SHALL BE INSULATED WITH A MINIMUM OF R-5 INSULATION WHEN LOCATED IN UNCONDITIONED SPACES AND A MINIMUM OF R-8 INSULATION WHEN LOCATED OUTSIDE THE BUILDING PER OEESC SECTION 503.2.7
2. WHERE USED TO CONTROL BOTH HEATING AND COOLING, ZONE THERMOSTATIC CONTROLS SHALL PROVIDE A TEMPERATURE RANGE OR DEADBAND OF AT LEAST 5 DEG. F. WITHIN WHICH THE SUPPLY OF HEATING AND COOLING ENERGY TO THE ZONE IS CAPABLE OF BEING SHUT-OFF OR REDUCED TO A MINIMUM PER OEESC SECTION 503.2.4.2.
3. EACH HVAC SYSTEM SHALL HAVE CONTROLS THAT VARY THE START-UP TIME OF THE SYSTEM TO JUST MEET THE TEMPERATURE SETPOINT AT TIME OF OCCUPANCT PER OEESC SECTION 503.2.4.3.
4. OFF HOURS CONTROLS: EACH ZONE SHALL BE PROVIDED WITH THERMOSTATIC SETBACK CONTROLS THAT ARE CONTROLLED BY EITHER AN AUTOMATIC TIME CLOCK OF PROGRAMMABLE CONTOL SYSTEM PER OEESC SECTION 503.2.4.4.
5. AIR SYSTEM BALANCING: EACH SUPPLY AIR OUTLET AND ZONE TERMINAL DEVICE SHALL BE EQUIPPED WITH MEANS FOR AIR BALANCING IN ACCORDANCE WITH THE REQUIREMENTS OF IMC 603.17 PER OEESC SECTION 505.2.9.1.
6. MANUALS: OPERATING AND MAINTENANCE MANUALS SHALL BE PROVIDED TO THE BUILDING OWNER BY THE MECHANICAL CONTRACTOR PER OEESC SECTION 503.2.9.3. THE MANUAL SHALL INCLUDE AT LEAST THE FOLLOWING:
   a. CAPACITY (INPUT AND OUTPUT) AND REQUIRED MAINTENACE ACTIONS.
   b. HVAC SYSTEM CONTROL MAINTENANCE AND CALIBRATION INFORMATION, INCLUDING WIRING DIAGRAMS, SCHEMATICS, AND CONTROL SEQUENCE DESCRIPTIONS. DESIRED OR FIELD DETERMINED SETPOINTS SHALL BE PERMANENTLY RECORDED ON CONTROL DRAWINGS, AT CONTROL DEVICES, OR FOR DIGITAL CONTROL SYSTEMS, IN PROGRAMMING COMMENTS.
   c. A COMPLETE WRITTEN NARRATIVE OF HOW EACH SYSTEM IS INTENDED TO OPERATE.

LEGEND

SUPPLY DUCT UP		SUPPLY DIFFUSER	
RETURN DUCT UP		RETURN GRILLE	
EXHAUST DUCT UP		THERMOSTAT	
SUPPLY DUCT DOWN		SENSOR	
RETURN DUCT DOWN		BALANCING DAMPER	
EXHAUST DUCT DOWN		POINT OF CONNECTION	
SUPPLY AIR	SA	EXHAUST FAN	EF
RETURN AIR	RA	FIRE DAMPER	FD
EXHAUST AIR	EA	BACKDRAFT DAMPER	BDD
OUTSIDE AIR	OSA	CEILING SUPPLY DIFFUSER	CSD
CUBIC FEET PER MIN	CFM	RETURN GRILLE CEILING	RGC
CEILING EXHAUST FAN	CEF	EXHAUST GRILLE CEILING	EGC
MAKE-UP AIR	MUA	SIDEWALL SUPPLY GRILLE	SGW
ON CENTER	O.C.	SIDEWALL EXHAUST GRILLE	EGW
SQUARE FOOT	SQ.FT.	TRANSFER GRILLE	TG
CUBIC FOOT	CU. FT.	EXISTING	(E)
POUNDS	LBS.	TYPICAL	TYP.
MANUAL VOL. DAMPER	MVD	DIAMETER	Ø
CONDENSATE DRAIN	CD	OUTSIDE AIR LOUVER	OAL
OVERFLOW DRAIN	OD	EXHAUST AIR LOUVER	EAL

OUTDOOR AIR VENTILATION SCHEDULE - EXISTING AREAS								COOLING		HEATING						
UNIT	VENTILATION ZONE (ROOM NO.)	OCCUPANCY CLASSIFICATION FROM TABLE 403.3	PEOPLE OUTDOOR AIR RATE	AREA OUTDOOR AIR RATE	ZONE POPULATION PER TABLE 403.3 [1]	ZONE FLOOR AREA	BREATHING ZONE OUTDOOR AIRFLOW	ZONE VENTILATION EFFICIENCY	ZONE OUTDOOR AIRFLOW	ZONE VENTILATION EFFICIENCY	ZONE OUTDOOR AIRFLOW	REQUIRED OUTDOOR AIR (CFM)	DESIGN OSA (CFM)	EXHAUST AIRFLOW RATE FROM TABLE 403.3	MINIMUM REQUIRED NATURAL VENTILATION (SQ. FT. FREE AREA) Per OSSC Sec. 1203.4	ACTUAL NATURAL VENTILATION (Sq. Ft. free area provided) [2]
			Rp	Ra	Pz	Az	Vbz	Ez	Voz	Ez	Voz	Vou	Vot			
			cfm/per person	cfm/ft2	People	ft2	cfm		cfm		cfm	cfm	cfm	cfm		
HRV-1	Shipping/Receving/Check-in	*Shipping and Receiving*	0	0.12	0	160	19	1	19	0.8	24	24	25			
	Decontamination Room	*Pharmacy (prep area)*	5	0.18	2	155	38	1	38	0.8	47	47	50			
	General Storage	*Storage Rooms*	0	0.12	0	138	17	1	17	0.8	21	21	25			
	General Work Area	*Pharmacy (prep area)*	5	0.18	2	371	77	1	77	0.8	96	96	100			
	Product Storage/Packaging	*Storage Rooms*	0	0.12	0	670	80	1	80	0.8	101	101	110			
	TOTAL HRV-1					**824**	**150**	**1**	**150**	**0.8**	**188**	**289**	**310**			
	Storage	*Storage Rooms*				232	...	...	...	...	...	...			9.28	168 [2]
TOTAL OUTSIDE AIR													310			
TOTAL EXHAUST AIR																

NOTES:
[1] PER SECTION 403.3 OF THE 2014 OMSC, THE OUTDOOR AIRFLOW RATE MAY BE DETERMINED ON THE BASIS OF AVERAGE VENTILATION OCCUPANCY, PROVIDED THE AVERAGE IS NOT LESS THAN 1/2 OF THE MINMUM SPECIFIED IN SECTION 403.1
[2] FREE AREA OF EXISTING ROLL UP DOOR (12 FT. x 14 FT.)

OUTDOOR AIR VENTILATION SCHEDULE - REMODEL AREAS								COOLING		HEATING								
UNIT	VENTILATION ZONE (ROOM NO.)	OCCUPANCY CLASSIFICATION FROM TABLE 403.3	PEOPLE OUTDOOR AIR RATE	AREA OUTDOOR AIR RATE	ZONE POPULATION PER TABLE 403.3 [1]	ZONE FLOOR AREA	BREATHING ZONE OUTDOOR AIRFLOW	ZONE VENTILATION EFFICIENCY	ZONE OUTDOOR AIRFLOW	ZONE VENTILATION EFFICIENCY	ZONE OUTDOOR AIRFLOW	UNCORRECTED OUTDOOR AIR	PRIMARY ZONE CFM	PRIMARY OSA FRACTION	SYSTEM VENTILATION EFFICIENCY (Vou/Ev)	TOTAL OSA REQ'D (Vou/Ev)	EXHAUST AIRFLOW RATE FROM TABLE 403.3	DESIGN EXHAUST AIRFLOW
			Rp	Ra	Pz	Az	Vbz	Ez	Voz	Ez	Voz	Vou	Vpz	Zp	Ev	Vot		
			cfm/per person	cfm/ft2	People	ft2	cfm		cfm		cfm	cfm		Vou/Vpz	(Table 403.3.2.3.2)	cfm	cfm	cfm
FC-1	Post-Production/Finishing Room	*Workrooms (Pharmacy prep area)*	5	0.18	2	174	41	1	41	0.8	52	52	500	0.10	1	52		
	TOTAL FC-1					**174**	**41**	**1**	**41**	**0.8**	**52**	**52**	**500**	0.10	...	**52**		
FC-2	Extraction Room	*Workrooms (darkroom)*	0	0	0	127	0	1	0	0.8	0	0	400	0.00	1	0	127	150
	TOTAL FC-2					**127**	**0**	**1**	**0**	**0.8**	**0**	**0**	**400**	0.00	...	**0**		
SF-1	Storage	*Storage rooms*	0	0.12	0	160	19	1	19	0.8	24	0	400	0.00	1	0		
	TOTAL SF-1					**160**	**19**	**1**	**19**	**0.8**	**24**	**24**	**200**	0.12	...	**24**		
TOTAL OUTSIDE AIR																108		
TOTAL EXHAUST AIR																	127	150

NOTES:
[1] PER SECTION 403.3 OF THE 2014 OMSC, THE OUTDOOR AIRFLOW RATE MAY BE DETERMINED ON THE BASIS OF AVERAGE VENTILATION OCCUPANCY, PROVIDED THE AVERAGE IS NOT LESS THAN 1/2 OF THE MINMUM SPECIFIED IN SECTION 403.1

INTEG ENGINEERING
5140 Franklin Blvd. Suite #1
Eugene, OR 97403
(541) 505-9727

7/8/16
REGISTERED PROFESSIONAL ENGINEER #81286PE OREGON MARCH 10, 2008 BRIAN E. JACOBY
EXP. DATE: 6/30/2017

SUITE A - EXTRACTION FACILITY
260 GRIMES ST.
EUGENE, OR.

REVISION DATE

HVAC LEGEND, NOTES, & SCHEDULES

DRAWN BY: BEJ
DATE: 7.11.2016
DRAWING NAME: ****
ORIGINAL PLOT SIZE: 24X36
DRAWING SCALE: AS NOTED
SHEET NUMBER: M1.1
REVISION

HRV SCHEDULE

Tag	Manufacturer	Model	Location	Area Served	Drive	Supply Air Performance		Exhaust Air Performance		Efficiencies		Motor Data					
						Air Flow(CFM)	ESP.(WC)	Air Flow(CFM)	ESP.(WC)	Temp %	Total % Winter/Summer	Volt/Ph.	MCA/Watts	FLA	MOCP	Oper. Weight (LBS)	Notes
HRV-1	RenewAire	EV450IN	MEZZANINE	CHECK-IN/OFFIES/WORK AREA	DIRECT	300	0.4	300	0.4	77	71/61	120/1	4.9 MCA	3.9	15	140	[1] [2] [3]

NOTES

[1] Outdoor Design Conditions: Summer DB (F): 95 / Winter DB (F): 32

[2] Unit provided with one double shaft motor

[3] Filters: (2) @ 14" x 20" x 2" pleated (MERV 8)

FAN SCHEDULE

Tag	Manufacturer	Model	Type	Location	Area Served	Drive	Air Flow(CFM)	ESP.(WC)	FAN RPM	Volt/Ph.	MOTOR RPM	MOTOR HP	Amps/ Watts	Oper. Weight(LBS)	Notes
EF-1	GREENHECK	SQ-85-D	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	EXTRACTION ROOM (GENERAL)	DIRECT	150	0.5	1550	115/ 1	1550	1/12	-	45	[1]
EF-2	GREENHECK	SQ-100-A	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	EXTRACTION ROOM (PURGE)	DIRECT	1,270	0.5	1725	115/ 1	1725	1/4	-	57	[2]
EF-3	GREENHECK	SQ-80-D	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	FINISHING ROOM	DIRECT	200	0.5	1550	115/1	1550	1/12	-	45	[1]
EF-4	GREENHECK	SQ-80-D	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	STORAGE	DIRECT	200	0.5	1550	115/1	1550	1/12	-	45	[1]
SF-1	GREENHECK	SQ-80-D	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	STORAGE	DIRECT	200	0.5	1550	115/1	1550	1/12	-	45	[3]

NOTES

[1] General Exhaust-Run continuous

[2] Purge exhaust

[3] Make-up Air-Run continuous

SPLIT SYSTEM HEAT PUMP SCHEDULE

TAG	MANU.	MODEL	LOCATION	AREA SERVED	COOLING	HEATING	EER/SEER	COP	HSPF	VOLT/PH.	MCA/FUSE	NOMINAL CFM	ESP (IN. W.C.)	OPER. WEIGHT	NOTES
HP-1	DAIKIN	DZ145A0181	EXT. GRADE	FINISHING ROOM	18,000	17,200	12.0/15.0	....	8.2	208-230/1	12.4/20	....	...	150	
FC-1	DAIKIN	ASPT25B14	MEZZANINE	FINISHING ROOM	...	...	...	...	....	208-230/1	5.8 / 15	550	0.70	120	
HP-2	DAIKIN	DZ145A0181	EXT. GRADE	EXTRACTION RROM	18,000	17,200	12.0/15.0	....	8.2	208-230/1	12.4/20	....	...	150	
FC-2	DAIKIN	ASPT25B14	MEZZANINE	EXTRACTION RROM	...	...	...	...	....	208-230/1	5.8 / 15	400	0.70	120	
HP-3	DAIKIN	RXN12NMVJU	EXT. GRADE	STORAGE	12,000	12,000	.../15.0	3.9	8.2	208-230/1	10.10/15	....	...	60	
FC-2	DAIKIN	FTXN12NMVJU	WALL	EXTRACTION RROM	...	...	...	...	....	...	...	300	...	18	[1]

NOTES:

[1] INDOOR UNIT POWER SUPPLIED BY OUTDOOR UNIT (LINE VOLTAGE WIRING BY ELECTRICAL).

AIR DISTRIBUTION EQUIPMENT SCHEDULE

CEILING SUPPLY DIFFUSER (CSD): TITUS MODEL MCD MODULAR CORE DIFFUSER (OR EQUIVALENT) AIRFLOW PATTERN AS INDICATED ON PLANS MOUNTING TO BE COMPATIBLE WITH CEILING TYPE

SIDEWALL SUPPLY GRILLE (SGW): TITUS MODEL 300 RS (OR EQUIVALENT) DOUBLE DEFLECTION, 3/4" BLADE SPACING

RETURN GRILLE CEILING (RGC):
EXHAUST GRILLE CEILING (EGC): TITUS MODEL 350 RS (OR EQUIVALENT) 35 DEG. FIXED BLADE, 3/4" BLADE SPACING

SIDEWALL RETURN/EXHAUST GRILLE (SRG):
SIDEWALL EXHAUST GRILLE (EGW): TITUS MODEL 350 (OR EQUIVALENT) 35 DEG. FIXED BLADE, 3/4" BLADE SPACING

ROOM AIR CHANGE CALCULATIONS

POST PRODUCTION/FINISHING ROOM:

AREA: 174 SQ. FT.
VOLUME: 174 x 10 FT. CLG. = 1740 CU. FT.

USE 10 MINUTE AIR CHANGE (6 AIR CHANGES / HR.)

1740 CU. FT. / (6/60) = 174 CFM (CONTINUOUS VENTILATION)

EF-3 PROVIDES 200 CFM

EXTRACTION ROOM:

(CONTINUOUS VENTILATION)

AREA: 127 SQ. FT.
VOLUME: 127 x 10 FT. CLG. = 1270 CU. FT.

USE 10 MINUTE AIR CHANGE (6 AIR CHANGES / HR.)

1270 CU. FT. / (6/60) = 127 CFM (CONTINUOUS VENTILATION)

EF-1 PROVIDES 150 CFM

(PURGE VENTILATION)

AREA: 127 SQ. FT.
VOLUME: 127 x 10 FT. CLG. = 1270 CU. FT.

USE 1 MINUTE AIR CHANGE (60 AIR CHANGES / HR.)

1270 CU. FT. / (60/60) = 1270 CFM (PURGE VENTILATION)

EF-2 PROVIDES 1270 CFM

STORAGE ROOM:

AREA: 160 SQ. FT.
VOLUME: 160 x 10 FT. CLG. = 1600 CU. FT.

USE 10 MINUTE AIR CHANGE (6 AIR CHANGES / HR.)

1600 CU. FT. / (6/60) = 160 CFM (CONTINUOUS VENTILATION)

EF-4 PROVIDES 200 CFM
SF-1 PROVIDES 200 CFM

CONTROL NOTES

POST PRODUCTION/FINISHING ROOM:

FC-1 PROVIDES SPACE HEATING AND COOLING WITH TEMPERATURE SETPOINTS CONTROLLED VIA A WALL MOUNTED THERMOSTAT. EF-3 IS INTERLOCKED WITH THE LIGHTS FOR CONTINUOUS EXHAUST. EF-3 WILL ALSO BE INTERLOCKED WITH THE FC-2 SYSTEM WHICH PROVIDES 200 CFM MAKE-UP/VENTILATION AIR AND CONDITIONED AIR TO THE SPACE.

EXTRACTION ROOM:

NORMAL OPERATION: EF-1 (150 CFM) WILL BE INTERLOCKED WITH THE LIGHTS FOR CONTINUOUS EXHAUST (75 CFM HIGH & LOW). EF-1 WILL ALSO BE INTERLOCKED WITH THE FC-2 SYSTEM WHICH PROVIDES 150 CFM MAKE-UP/VENTILATION AIR AND CONDITIONED AIR TO THE SPACE CONTROLLED VIA A WALL MOUNTED THERMOSTAT.

PURGE EXHAUST OPERATION: IF HC CONCENTRATION EXCEEDS "25% LFL" AT THE C1D1 BUTANE SENSOR BOTH THE INTERIOR AND EXTERIOR ALARMS WILL BE ENGAGED. EF-2 (1270 CFM - 635 CFM HIGH & LOW) WILL BE ENABLED ALONG WITH INTERLOCKED INTAKE DAMPER TO FLUSH THE SPACE (WITHIN APPROXIMATELY ONE MINUTE).

STORAGE ROOM:

FC-3 PROVIDES SPACE HEATING AND COOLING WITH TEMPERATURE SETPOINTS CONTROLLED VIA A WALL MOUNTED THERMOSTAT. SF-1 & EF-4 ARE INTERLOCKED WITH THE LIGHTS FOR CONTINUOUS VENTILATION TO THE SPACE (200 CFM OSA & 200 CFM EXHAUST). SF-1 & EF-4 ARE ALSO BE INTERLOCKED WITH THE FC-3 SYSTEM TO PROVIDE VENTILATION AIR TO THE SPACE WHEN OCCUPIED.

INTEG ENGINEERING
5140 Franklin Blvd. Suite #1
Eugene, OR 97403
(541) 505-9727

7/8/16

REGISTERED PROFESSIONAL ENGINEER
#81286PE
OREGON
MARCH 10, 2008
BRIAN E. JACOBY
EXP. DATE: 6/30/2017

SUITE A - EXTRACTION FACILITY
260 GRIMES ST.
EUGENE, OR.

REVISION DATE

HVAC SCHEDULES, NOTES & DETAILS

DRAWN BY: BEJ

DATE: 7.11.2016

DRAWING NAME: ****

ORIGINAL PLOT SIZE: 24X36

DRAWING SCALE: AS NOTED

SHEET NUMBER: M1.2

REVISION

PLAN NOTES

1. (E) WALL MOUNTED ELECTRIC HEATER TO REMAIN–1500 KW (TYP.).
2. OUTDOOR HEAT PUMP UNIT MOUNTED ON GRADE.
3. WALL MOUNTED FAN COIL UNIT.
4. 8"x4" EA W/ MVD SET FOR 100 CFM DN. ALONG WALL TO FLOOR LEVEL W/ 45° TERMINATION OPENING – PROVIDE 1/4" MESH WORE SCREEN @ OPENING, SEE DETAIL 5/M3.1.
5. 8"x4" EA W/ MVD SET FOR 75 CFM DN. ALONG WALL TO FLOOR LEVEL W/ 45° TERMINATION OPENING – PROVIDE 1/4" MESH WORE SCREEN @ OPENING, SEE DETAIL 5/M3.1.
6. 16"x10" EA W/ MVD SET FOR 635 CFM DN. ALONG WALL TO FLOOR LEVEL W/ 45° TERMINATION OPENING – PROVIDE 1/4" MESH WORE SCREEN @ OPENING, SEE DETAIL 5/M3.1.
7. NOT USED.
8. NOT USED.
9. REFRIGERANT PIPING UP IN WALL TO MEZZANINE LEVEL – FOR CONTINUATION, SEE HVAC ATTIC PLAN, SHEET M2.2.
10. REFRIGERANT PIPING THRU EXTERIOR WALL (APPROX. 12"+/- ABOVE GRADE) – PROVIDE WATERPROOF PENETRATIONS (TYP.).
11. REFRIGERANT PIPING TO OUTDOOR UNIT.
12. 1" CD FROM FAN COIL UNIT – SLOPE AT 1/4" PER L.F.
13. PIPE CLEAN-OUT.
14. 1" CD DN. IN EXTERIOR WALL.
15. 1" CD THRU EXTERIOR WALL – PROVIDE WATERPROOF PENETRATION.
16. SPILL CD TO GRADE – PROVIDE SPLASH BLOCK.
17. 1" CD UP IN EXTERIOR WALL – FOR CONTINUATION, SEE HVAC ATTIC PLAN, SHEET M2.2.

HP-1
HP-2
HP-3
(TYP.)
EXTRACTION ROOM
POST-PRODUCTION ROOM
8x8 EGC 100 CFM
12x12 CSD 400 CFM
12x12 RGC 400 CFM
8x8 EGC 75 CFM
FC-2
16x16 CSD 1270 CFM
12x12 CSD 400 CFM
14x14 EGC 635 CFM
12x12 RGC 400 CFM
FC-1
STORAGE
8x8 CSD 200 CFM
FC-3
8"x6"
8x8 EGC 100 CFM
ETHANOL DRUM
ELEC.
GENERAL WORK AREA
8x8 EGC 100 CFM
8x8 CSD 100 CFM
6x6 CSD 25 CFM
GENERAL STORAGE
FIRE SPRINKLER RISER
6x6 EGC 25 CFM
PRODUCT STORAGE
DRYER
WASHER
HIGH-TEMP DISHWASHER
PACKAGING
RESTROOM (EXISTING)
6x6 EGC 50 CFM
DECONTAMINATION ROOM
6x6 CSD 50 CFM
RESTROOM (EXISTING)
6x6 EGC 25 CFM
SHIPPING, RECEIVING, INVENTORY, CHECK-IN
6x6 CSD 25 CFM
ALL-PURPOSE WORK TABLE
STORAGE SHELVES
NEW DOOR
STORAGE

1 M2.1 HVAC FLOOR PLAN
SCALE: 1/4" = 1'-0"

0 2' 4' 8'
SCALE: 1/4" = 1'-0"

NORTH

INTEG ENGINEERING
5140 Franklin Blvd. Suite #1
Eugene, OR 97403
(541) 505-9727

7/8/16
REGISTERED PROFESSIONAL ENGINEER
#81286PE
OREGON
MARCH 10, 2008
BRIAN E. JACOBY
EXP. DATE: 6/30/2017

SUITE A - EXTRACTION FACILITY
260 GRIMES ST.
EUGENE, OR.

REVISION DATE

HVAC FLOOR PLAN

DRAWN BY	BEJ
DATE	7.11.2016
DRAWING NAME	****
ORIGINAL PLOT SIZE	24X36
DRAWING SCALE	AS NOTED
SHEET NUMBER	M2.1
REVISION

EF-3 ②
EF-1 ②
EF-2 ②
EF-4 ②
SF-1 ②
FC-1 ①
FC-2 ①
HRV-1 ③
PRODUCT STORAGE
PACKAGING
10'-0" MIN.
24x10 OAL
24x10 EAL
14x10 EAL
14x10 OAL
24x18 EAL
MVD (TYP.)
8x6 SWG 100 CFM
8x6 EGW 100 CFM

① HVAC MEZZANINE PLAN
M2.2 SCALE: 1/4" = 1'-0"

0 2' 4' 8'
SCALE: 1/4" = 1'-0"
NORTH

PLAN NOTES

1. HORIZONTAL FAN COIL SUSPENDED FROM STRUCTURE ABOVE – SEE DETAIL 2/M3.1.
2. INLINE EXHAUST FAN SUSPENDED FROM STRUCTURE ABOVE.
3. HEAT RECOVERY VENTILATOR SUSPENDED FROM STRUCTURE ABOVE.
4. 16"x16" MUA THRU CEILING & UP THRU ROOF W/ AUTOMATIC DAMPER (120V./1Ph) – FOR CONTINUATION, SEE HVAC FLOOR PLAN, SHEET M2.1.
5. DUCT MOUNTED FILTER RACK W/ 20"x14"x2" PLEATED DISPOSABLE FILTER (W/ MERV 13 FILTER).
6. 8"x4" EA DN. THRU CEILING.
7. 16"x10" EA DN. THRU CEILING.
8. 14"x14" EA DN. THRU CEILING.
9. 12"x12" SA. DN. THRU CEILING.
10. 12"x12" RA DN. THRU CEILING.
11. 8"x8" EA DN. THRU CEILING.
12. 8"x8" SA DN. THRU CEILING.
13. 6"ø EA DN. THRU CEILING.
14. 8"ø EA DN. THRU CEILING.
15. 6"ø SA DN. THRU CEILING..
16. 8"ø SA DN. THRU CEILING.
17. DUCTWORK RUN IN ATTIC SPACE ABOVE 1ST FLOOR CEILING.
18. 8"ø OSA DUCT TO OAL – PROVIDE MVD & BALANCE TO 200 CFM.
19. 8"ø OSA DUCT TO OAL – PROVIDE MVD & BALANCE TO 150 CFM.
20. 1" CD FROM FAN COIL UNIT – SLOPE AT 1/4" PER L.F.
21. 1" CD D. IN EXTERIOR WALL – FOR CONTINUATION, SEE HVAC FLOOR PLAN, SHEET M2.1.
22. REFRIGERANT PIPING DN. IN EXTERIOR WALL – FOR CONTINUATIONS, SEE HVAC FLOOR PLAN, SHEET M2.1.

INTEG ENGINEERING
5140 Franklin Blvd. Suite #1
Eugene, OR 97403
(541) 505-9727

7/8/16

REGISTERED PROFESSIONAL ENGINEER
61286PE
OREGON
MARCH 10, 2008
BRIAN E. JACOBY
EXP. DATE: 6/30/2017

SUITE A - EXTRACTION FACILITY
260 GRIMES ST.
EUGENE, OR.

REVISION DATE

HVAC MEZZANINE PLAN

DRAWN BY: BEJ
DATE: 7.11.2016
DRAWING NAME: ****
ORIGINAL PLOT SIZE: 24X36
DRAWING SCALE: AS NOTED
SHEET NUMBER: M2.2
REVISION

Sunstone Farms
TW A's
Sunstone Farms
SMT A's
Kaya FARMS
Trainwreck - A-Buds
454g
23.12% THC - Chemhistory - 1810CH0291.1259
Tested: 10/22/2018 Harvest Date: 10/15/2018
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Stone Mt. Tangie - A-Buds
454g

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0593

Strain: Blackberry Fire
Batch#: 2; Batch Size: 2154 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Blackberry Fire

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 909; METRC Sample: 1A4010300009400E000000915

Pass

Pesticides

Moisture	Water Activity
9.8%	0.555
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

18.48%
Total THC* (Calculated Decarboxylated Potential)

0.05%
Total CBD** (Calculated Decarboxylated Potential)

21.99%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	20.65	206.5
Δ9-THC	0.2	0.37	3.7
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.06	0.6
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.86	8.6
CBG	0.2	0.06	0.6
CBC	0.2	<LOQ	<LOQ
Total		**21.99**	**219.9**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
5691 SE International Way B
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

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 15

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0592

Strain: Strawberry Banana
Batch#: 2; Batch Size: 2277 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Strawberry Banana

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 908; METRC Sample: 1A4010300009400E000000914

Pass

Pesticides

Moisture	Water Activity
9.1%	0.470
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

28.28%

Total THC* (Calculated Decarboxylated Potential)

0.09%

Total CBD** (Calculated Decarboxylated Potential)

33.50%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa	0.2	31.89	318.9
Δ9-THC	0.2	0.31	3.1
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.10	1.0
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.87	8.7
CBG	0.2	0.32	3.2
CBC	0.2	<LOQ	<LOQ
Total		**33.50**	**335.0**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
CANNABIS TESTING LABORATORY

5691 SE International Way B
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

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0595
Strain: Kosher Kush
Batch#: 1; Batch Size: 498 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Kosher Kush

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 911; METRC Sample: 1A4010300009400E000000917

Pass

Pesticides

Moisture	Water Activity
8.8%	0.474
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

18.13%
Total THC* (Calculated Decarboxylated Potential)

0.05%
Total CBD** (Calculated Decarboxylated Potential)

21.52%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	20.36	203.6
Δ9-THC	0.2	0.27	2.7
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.06	0.6
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.68	6.8
CBG	0.2	0.15	1.5
CBC	0.2	<LOQ	<LOQ
Total		**21.52**	**215.2**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
5691 SE International Way B
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

Certificate of Analysis

CHEMHISTORY
CANNABIS TESTING LABORATORY

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0596

Strain: Forbidden Fruit
Batch#: 1; Batch Size: 227 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Forbidden Fruit

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 912; METRC Sample: 1A4010300009440E000000918

Pass

Pesticides

Moisture	Water Activity
9.3%	0.477
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

16.94%
Total THC* (Calculated Decarboxylated Potential)

0.03%
Total CBD** (Calculated Decarboxylated Potential)

19.73%
Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa	0.2	18.99	189.9
Δ9-THC	0.2	0.29	2.9
THCV	0.2	0.05	0.5
CBDa	0.2	0.04	0.4
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.25	2.5
CBG	0.2	0.12	1.2
CBC	0.2	<LOQ	<LOQ
Total		**19.73**	**197.3**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
5691 SE International Way B
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

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 15

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0591
Strain: Golden Ticket
Batch#: 1; Batch Size: 5170 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Golden Ticket

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 907; METRC Sample: 1A4010300000940E000000913

Pass

Pesticides

Moisture	Water Activity
8.6%	0.492
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

23.42%

Total THC* (Calculated Decarboxylated Potential)

0.07%

Total CBD** (Calculated Decarboxylated Potential)

27.74%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa	0.2	25.66	256.6
Δ9-THC	0.2	0.92	9.2
THCV	0.2	0.08	0.8
CBDa	0.2	0.08	0.8
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.76	7.6
CBG	0.2	0.19	1.9
CBC	0.2	0.06	0.6
Total		**27.74**	**277.4**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
5691 SE International Way B
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

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0594

Strain: Dutch Berry
Batch#: 2; Batch Size: 2104 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Dutch Berry

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 910; METRC Sample: 1A401030000940E000000916

Pass

Pesticides

Moisture	Water Activity
9.2%	0.523
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

19.15%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

23.25%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa	0.2	21.48	214.8
Δ9-THC	0.2	0.31	3.1
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.07	0.7
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	1.29	12.9
CBG	0.2	0.10	1.0
CBC	0.2	<LOQ	<LOQ
Total		**23.25**	**232.5**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

CHEMHISTORY
5691 SE International Way B
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

Kaya Farms™ - Cannabis and Cannabis Products

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016 the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. Kaya Buddies™ cannabis cigarettes have been very well received by medical patients and recreational users, with the Company selling over 100,000 Kaya Buddies™ since launching the brand in January 2016. The brand, marketed under the tagline “Buds with Benefits”, features over 50 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. Many cannabis retailers produce prerolls, but none that we know of offer strain specific preroll made from the buds of the flower.

Potential Expansion

We believe that revenues and profitability will be enhanced through the opening, directly or through franchisees or licensees, of additional retail outlets utilizing the Kaya Shack™ brand and model in our chain, as well as economies of scale achieved by being a multi-location retail chain and being vertically integrated with grow and manufacturing operations. Ultimately, we believe that we can successfully enter other markets as they open up by applying our “brand” retail chain and vertically integrated grow and manufacture model to other states that legalize recreational marijuana use.

As Oregon has recently placed a moratorium on licensing additional legal marijuana retail outlets, the Company is exploring opportunities to expand its operations beyond Oregon by replicating its Kaya Shack™ brand retail outlets through franchising in other states where recreational cannabis use is legal or expected to become legal in the near term, as well as in Canada, where it has recently been legalized nationwide.

Growth Strategy

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

·	All operations are to be conducted in accordance with State and Local Laws and Federal Enforcement Policies and Priorities as it relates to Marijuana (as outlined in the Justice Department's Cole Memo dated August 29, 2013, US Attorney General Jeff Sessions Memo dated January 4, 2018, and subsequent commentary from US Attorney for the District of Oregon Billy Williams).

·	The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states or countries where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.

·	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.

·	The Company shall work with law enforcement and government officials to insure compliance with all regulations.

Marketing and Sales

The Company will only market its legal marijuana as in compliance with applicable state law.

The Company employs a marketing campaign consisting of four cornerstones:

·	Promoting and establishing the Kaya Shack™ brand.

·	A positive and active online presence.

·	Daily specials and promotions.

·	Quirky and fun holiday specials.

Our core strategic marketing objectives include:

Establishing and Enhancing the Kaya Shack™ Brand – positioning the Company’s brand to have positive and value related associations with all prospective and existing customers.

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

Employees

As of the date of this Annual Report, our Oregon operations have a total of 15-20 part-time store employees including budtenders, trimmers, growers, and 6 full-time employees, consisting of 3 store managers, a Vice President of Marketing and Brand development, the Senior Vice President of Cannabis Operations and a Vice President of Cultivation. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

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

During the years ended December 31, 2018 and 2017, we raised approximately $1,375,000 and $3,150,000, respectively, through a series of private debt and equity offerings to finance operations.

The Company incurred net income of $4,747,297 and a net loss of $14,881,793 for the years ended December 31, 2018 and 2017, respectively.

All of the net income for the year ended December 31, 2018 and the majority of the net loss for the year ended December 31, 2017 were not actual operating gains/losses but were a result of the derivative liabilities from the conversion of debt from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

At December 31, 2018, we had a total stockholders' deficit of $ 39,924,912 and a working capital deficiency of $23,651,967. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business plan anticipates that operations will undergo expansion in 2019 and beyond. This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

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

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “ EGC ”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a “ large accelerated filer ,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

·	The Company is excluded from Section 404(b) of Sarbanes-Oxley, which otherwise would have required the Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The Jobs Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.

·	The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.

·	As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company .”

·	In the event that the Company registers the common stock under the Exchange Act, the Jobs Act will also exempt the Company from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act:

(i)	the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act;

(ii)	the requirements of Section 14A(b) of the Exchange Act relating to shareholder advisory notes on “golden parachute” compensation;

(iii)	the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance; and

(iv)	the requirement of Section 953(b)(1) of the Dodd-Frank Act, which requires disclosureas to the relationship between the compensation of the Company’s chief executive officer and median employee pay.

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

The principal stockholder of KAYS holds 22,996,833 shares of common stock and $500K in principal amount of convertible promissory notes which are convertible into 50,000 shares of Series C Convertible Stock. Additionally, our CEO owns 6,300,144 shares of common stock and 50,000 shares of Series C Convertible Preferred Stock. These preferred shares notes can be converted into a total of 43,329,970 shares of KAYS common stock which, added to the common shares of KAYS held by both parties gives them approximately 32.5% of votes on matters presented to stockholders. Accordingly, they are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains office space at 888 S Andrews Ave, Suite 302, Fort Lauderdale, Florida 33316, pursuant to the terms of a commercial office lease providing for current rental payments of $4,457.18 per month. The lease was entered into on June 12, 2017, provides for an annual escalation of 3% effective January 1 of each year and extends for a period of five (5) years.

Our Kaya Shack™ retail outlet located at 1719 SE Hawthorne Boulevard, Portland, Oregon 97214, is occupied pursuant to a lease expiring in April 2019, at a current monthly rental of $ 2,632.18. The lease provides for an annual rental rate increase of 4% effective May of each year and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore located at 5757 Commercial Street SE, Salem, Oregon 97306 is occupied pursuant to a lease expiring in May 2020, at a current monthly rental of $ 4,698.00. The lease provides for an annual rental rate increase of 3% effective May of each year, and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore located at 2505 Liberty Road NE #120, Salem, Oregon 97301 is occupied pursuant to a lease expiring in August 2022, at a current monthly rental of $ 6,221.00. The lease provides for an annual rental rate increase of 3 % effective August of each year, and two (2) five-year extension options at market rate.

Our Kaya Shack™ Marijuana Superstore located at 1252 23rd Street SE #150, Salem, Oregon 97306, which opened April 12, 2018 is occupied pursuant to a lease expiring in August 2022 at a current monthly rental of $6,720.02. The lease provides for an annual rental rate increase of 3% effective May of each year, and two (2) five-year extension options at market rate.

As disclosed in “Item 1. Business,” in August 2017, KAYS we acquired a 26 acre parcel in Lebanon, Linn County, Oregon, which we intend to develop as a Kaya Farms™ legal cannabis cultivation and manufacturing facility. In addition, during 2018, we acquired the Eugene, Oregon based Sunstone Farms grow and manufacturing facility.

Item 3. Legal Proceedings.

From time to time KAYS be party to various legal proceedings in the ordinary course of business. Pleases see paragraphs below for results of legal proceedings during 2017 and 2018; there are no currently pending proceedings:

A. On June 22, 2016, Daniel A. Goldin and Wally Goldin commenced an action in Oregon Circuit Court, Multnomah County, against the Company, MJAI, its direct majority-owned subsidiary, Craig Frank, our Chairman, President and Chief Executive Officer, William David Jones, a consultant to our Company and BMN Capital Group, LLC (the “ Action ”). The plaintiffs alleged breach of contract, state securities fraud and state racketeering claims against the defendants arising from alleged misrepresentations made in subscription agreements with the Company entered into in October 2015 and January 2016 by Daniel A. Goldin and Wally Goldin, respectively, pursuant to which they each purchased 2,222,222 “ restricted ” shares of our common stock for $100,000 in a private transaction. In addition, Daniel A. Goldin alleged that the Company breached a purported employment agreement with him pursuant to which he was purportedly to be compensated for working in our Oregon operations through a combination of cash and stock. The plaintiffs are sought in excess of $1.7 million in damages.

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

B. On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya Farms™ Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Common Stock

Our common stock is currently traded on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. under the symbol “KAYS.” Such market is extremely limited. We can provide no assurance that our shares will be continued to be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

Holders of Our Common Stock

As of April 15, 2019 we had 618 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of April 15, 2019, they held 74,601,385 shares of common stock for these shareholders. When the Company last received a report from CEDE it showed a log of 10,340 shareholders that consented to release their name to the Company for purposes of shareholder communications. Accordingly, we believe that KAYS has approximately 10-11,000 beneficial stockholders as of such date.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to		Number of securities remaining available for
	be issued upon exercise of	Weighted-average exercise	future insurance under equity compensations
	outstanding options,	price of outstanding options,	plans (excluding securities reflected in column
Plan category	warrants and rights	warrants and rights	(a))
Equity compensation plans
approved by	0 shares (1)		7,705,000 shares (1)
security holders		n/a

Equity compensation plans
not approved by security
holders	0 shares	n/a	0 shares

(1)	Represents shares of common stock issued or reserved for issuance under our 2011 Incentive Stock Plan.

Recent Sales of Unregistered Securities

As detailed in the accompanying financial statements and footnotes, in 2018 KAYS issued a total of 3,419,041 shares of common stock to shareholders of the Company for conversion of principal and interest due from convertible promissory notes.

In 2018 KAYS received a total of $1,030,000.00 from additional sales of Convertible Promissory Notes pursuant to the May 2017 Financing Agreement and $125,000.00 from sales of Convertible Promissory Notes pursuant to the January 2018 Financing Agreement (each as described below). Additionally, KAYS received $300,000.00 from stock subscriptions from accredited investors.

May 2017 Financing

On May 11, 2017, we entered into a second financing agreement with the Institutional Investor to provide the Company with up to an additional $5.8 million in convertible note funding (the “May 2017 Notes \”) through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2017 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017 and as of March 31, 2018, to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

Pursuant to an additional agreement reached as of March 31, 2018, KAYS and the Institutional Investor agreed that effective as of January 1, 2019, (a) the maturity date of all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, will be extended from January 1, 2019 to January 1, 2020; (b) all of the $1.75 million in principal amount of May 2017 Notes currently outstanding and the remaining $5.8 million in principal amount of May 2017 Notes which may be issued under the Agreement, as amended, are to be secured by a mortgage lien on the Company’s 26-acre Lebanon, Oregon property, substantially similar in form and substance to the mortgage securing the $500,000 in principal amount of $0.03 Secured Notes purchased by the Institutional Investor, with the caveat that the property, improvements or rights to utilize them cannot be directly or indirectly leased, assigned or otherwise pledged to any entity without approval of the Institutional Investor, and in the event that there is a change in control of the Company or its subsidiaries the May 2017 Notes become immediately due and payable; and (c) the Institutional Investor was be granted piggy-back registration rights with respect to shares of the Company’s common stock it may hold or is issuable upon conversion of any Notes it or its Assigns may hold in the event the Company files a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended to sell shares of its common stock or permit the resale by shareholders of previously issued shares of common stock, up to a maximum of 30% of the shares registered under such registration statement.

Moreover, effective as of January 20, 2019, the Agreement was further amended to: (a) extend the due dates for funding due under the Agreement for each of the remaining trenches (including the $420,000 remaining “$0.03” Notes that were due to expire December 31, 2018) by six (6) months; (b) agree to extend the maturity date all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, from January 1, 2020 to January 1, 2021; and (c) pursuant to price adjustment features in the outstanding Notes held by the Institutional Investor, the Company confirmed that all outstanding Notes with a conversion price greater than $0.03 held by the Institutional Investor would be lowered to $0.03 per share at time of conversion.

As of the date of this Annual report, the Institutional Investor has purchased an aggregate of $2,625,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes”).

January 2018 Financing

Effective January 22, 2018, and amended as of July 31, 2018 we entered into a financing agreement with a high net worth investor (the “HNW Investor”) to provide the Company with up to $1.4 million in convertible note funding (the “January 2018 Notes  ”) through July 31, 2018 (the “  January 2018 Financing Agreement  ”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share (the “$0.10 Notes”).

While the January 2018 Financing Agreement granted the HNW Investor the right to acquire additional January 2018 Notes by certain deadlines if additional funding was provided, no additional $0.10 Notes were purchased until the January 2018 Financing Agreement  was amended tin December, 2018 to allow the HNW investor the right to purchase an additional $25,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share (the “$0.05 Notes”).

Additionally, in January 2019 the Agreement was further amended to lower the conversion price of the previously purchased $0.10 Note to $0.05, and to modify terms of the $0.10 Note to make them consistent with the May 2017 Financing Agreement executed with the Institutional Investor, and to allow for the right of the HNW Investor to acquire an additional $200,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (the “$0.03 Notes”).

As of the date of this Annual report, the HNW Investor has purchased an additional aggregate of $50,000 in principal amount of the $0.03 Notes and has indicated he will purchase the remaining $150,000 of the $0.03 Notes.

All the above securities were issued pursuant to the exemption from registration under the Securities Act afforded by Section 4(a)(2) thereof and Regulation D thereunder.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenues

We had revenues of $1,136,599 for the year ended December 31, 2018, as compared to revenues of $966,382 for the year ended December 31, 2017. Our revenues during the first quarter and part of the second quarter of 2017 were adversely impacted as a result in the delay in receiving OLCC licensing for our Portland retail outlet until May 2, 2017, which rendered such location unable to process legal recreational sales for the first four calendar months of 2017, which was offset in part by sales from our third retail location (and second Kaya Shack™ Marijuana Superstore), which received its OLCC license and commenced recreational and medical marijuana sales in March 2017.

Cost of Sales

We had a cost of sales of $494,088 on revenues of $1,136,599 for the year ended December 31, 2018 versus a cost of sales of $394,424 on revenues of $966,382 for the year ended December 31, 2017.

Operating Expenses

General and administrative were $883,138 for the year ended December 31, 2018, as compared to $1,313,254 for the year ended December 31, 2017. Salaries and wages were $574,107 for the year ended December 31, 2018, as compared to $436,163 for the year ended December 31, 2017. The increases in these expense categories from 2017 to 2018, reflects our increased level of operations. Professional fees were $ 2,055,893 for the year ended December 31, 2018, as compared to $809,808 for the year ended December 31, 2017, reflecting the completion of licensing work with respect to the Company’s third and fourth retail outlets and the resolution of certain outstanding litigation involving zoning for the Kaya Farms grow facility in Eugene, Oregon. After giving effect to all of the foregoing, total operating expenses were $3,513,138 for the year ended December 31, 2018, as compared to $2,559,225 for the year ended December 31, 2017. Accordingly, our operating loss was $2,870,627 for the year ended December 31, 2018, as compared to $1,987,267 for the year ended December 31, 2017.

Interest expense

Interest expense was $541,038.00 for the year ended December 31, 2018, as compared to $354,374 for the year ended December 31, 2017, reflecting additional debt incurred in 2018 to fund expansion of our operations.

Net Income (Loss)

After giving effect to an operating loss of $2,870,627, interest expense of $541,038, amortization of debt discount of $2,583,712, derivative liabilities expense of $3,370,329 offset by other income from a change in derivative liabilities expense of $13,900,712 (arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations), we had net income from non-controlling interest of $209,807.00 for the year ended December 31, 2018. This compares to a net loss of $15,090,593 for the year ended December 31, 2017, after giving effect to an operating loss of $1,987,267, interest expense of $354,374, legal settlement costs of $247,500, amortization of debt discount of $2,267,026, derivative liabilities expense of $18,377,623 and loss on extinguishment of debt of $67,442 offset by other income from a change in derivative liabilities expense of $8,221,485 (arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations.)

Liquidity and Capital Resources

Overview

During 2018 our cash position decreased by $206,950 to $111,512 and our negative working capital decreased by $8,191,298 to $23,651,967, excluding derivative liabilities.

As of December 31, 2018, our working capital consisted of cash of $111,512, inventories of $131,542 and prepaid expenses of $20,541.

Our current liabilities include accounts payable and accrued expenses of $562,016, accounts payable and accrued expenses-related parties of $7,737, accrued interest of $659,169, convertible notes payable- net of discount of $2,894,294, notes payable of $9,312 and derivative liabilities of $19,783,034.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2018 and 2017:

	2018	2017
Net cash used in operating activities	$1,331,574	$2,214,244
Net cash used in investing activities	$195,238	749,812
Net cash provided by financing activities	$1,319,862	2,975,634
Net (decrease) increase in cash	(206,950)	$11,578

Cash Used in Operating Activities

During 2018, we used cash of $1,331,574 in operating activities, as compared to cash of $2,214,244 in 2017.

Cash Used in Investing Activities

During 2018, we used cash of $195,238 in investing activities, as compared to $749,812 in 2017. Expenditures in 2018 consisted of property and equipment. Expenditures in 2017 were related to the purchase of our 26-acre real property in Lebanon, Linn County, Oregon, the buildout of our third retail store, the buildout of our fourth retail outlet in Salem, Oregon, the purchase of delivery vehicles and the purchase of furniture and equipment.

Cash Provided by Financing Activities

During 2018, $1,075,333 of convertible debt was issued and $300,000.00 of restricted stock was issued pursuant to private placements that were sold to provide working capital, as compared to $3,150,000 of convertible debt in 2017. The Company used $55,471 and $254,366 to repay equipment debt and convertible debt in 2018 and 2017, respectively.

Additional Capital

As of December 31, 2018, we had cash of $111,512 and a working capital deficiency of $23,651,967.

Management believes that it will require additional capital, in addition to anticipated revenues from operations to fund expansion of the Company’s operations and ultimately achieve profitability. The Company intends to seek such additional capital from further private offerings of equity and/or debt securities. However, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Estimates

The following are deemed to be the most significant accounting estimates affecting us and our results of operations:

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

To confirm, all of our OLCC licensed cannabis retail sales operations are conducted and operated on a “cash and carry” basis- product(s) from our inventory accounts are sold to the customer(s) and the customer settles the account at time of receipt of product via cash payment at our retail store; the transaction is recorded at the time of sale in our point of sale software system. Revenue is only reported after product has been delivered to the customer and the customer has paid for the product with cash.

To date the only other revenue we have received is for ATM transactions and revenue from this activity is only reported after we receive payment via check from the ATM service provider company.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 . The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income . The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting , which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers . Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard to be effective with our first interim reporting period for the three months ended December 31, 2017. We use the modified retrospective method of adoption. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, adoption does not have a material impact on our financial position, results of operations, or cash flows. Related disclosures have been expanded in line with the requirements of the standard.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

 See the Index of Consolidated Financial Statements on page F-1 below

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Termination of L & L CPAS, P.A.

(i) Effective December 11, 2018, we terminated L & L CPAS, P.A. (“ L & L ”), as our independent registered public accounting firm. The decision to terminate L & L was unanimously approved by the board of directors of KAYS on December 11, 2018.

(ii) The report of L & L for the fiscal years ended December31, 2017 and January 31, 2016, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports on the Company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.

(iii) During the fiscal years ended December 31, 2017 and January 31, 2016, and the subsequent period through the date of termination (A) there have been no disagreements with L & L, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of L & L, would have caused L & L, to make reference to the subject matter of the disagreement in connection with their respective reports; (B) no such disagreement was discussed with the Company’s board of directors or any committee of the board of directors of the Company; and (C) there have been no “ reportable events ” as described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of M&K CPAS, PLLC

(i) Effective December 11, 2018, KAYS engaged M&K CPAS, PLLC (“ M&K ”) as our independent public registered accounting firm. The engagement of M&K was approved by the Company’s board of directors on December 11, 2018.

(ii) During the Company’s two most recent fiscal years and any subsequent interim period prior to M&K’s engagement as the Company’s new independent registered public accounting firm , the Company did not consult with M&K regarding either (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (B) any matter that was either the subject of a disagreement as defined in Item 304 of Regulation S-K or a “ reportable event ” as such term is described in Item 304

Disclosure controls and procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of December 31, 2018. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and President, who is our principal, executive, financial and accounting officer, , of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chairman and President concluded that our disclosure controls and procedures were not effective.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chairman and President, who is our principal, executive, financial and accounting officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, r assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of December 31, 2017, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of December 31, 2018.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of December 31, 2018, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and financial procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	59	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Director
Carrie Schwarz	59	Director
Jordi Arimany	59	Director
Bruce Burwick	70	Director

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

Bruce R. Burwick, who became a director in January 2019, has been a serial entrepreneur for over 50 years. His business ventures have included both domestic and international start-ups including product concept, manufacturing, wholesale and retail distribution, marketing and e-commerce. This includes private label manufacturing for several NYSE listed companies. In Oct 2015 Mr. Burwick sold Dynamic Health Laboratories, Inc to a NYSE listed company. Since 2014, has invested in both Medical and Recreational cannabis businesses

Terms of Office

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and acting Chief Financial Officer, who is our sole executive officer, for 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2018	$300,000		3,000,000 (1)					$300,000
	2017	$300,000	50,000	2,000,000 (1)					$350,000

(1)	Represents “ restricted ” shares of our common stock valued at $0.10 per share.

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

The table below summarizes all compensation paid to our nonemployee directors for 2018.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Nonequity Incentive Plan Compensation	Nonequity Deferred Compensation Earnings	All Other Compensations	Total
Carrie Schwarz	—	100,000 (1)		—	—	—	100,000
Jordi Arimany	—	100,000 (1)		—	—	—	100,000

 (1) Represents restricted shares of common stock granted.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors are compensated with common stock. All such directors receive 100,000 “restricted” shares of common stock annually for their service.

2011 Incentive Stock Plan

Our 2011 Incentive Stock Plan, as amended (the “Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock- based awards, or any combination of the foregoing. The Plan is administered by the board of directors.

A total of 30,000,000 shares of KAYS common stock has been reserved for issuance under the Plan. As of December 31, 2018. awards covering 22,295,000 shares have been issued under the Plan and 7,705,000 shares of common stock were available for issuance under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executivesofficers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of the date of this Annual Report. The address of each such person is c/o the Company 305 S. Andrews Ave, Suite 209, Fort Lauderdale, FL, 33301.

Name and Address of	Number of Shares of	Percentage
Beneficial Owner	Common Stock	of Shares
Directors and
executive officers:
Craig Frank (1)(2)	26,965,129	12.40%
Carrie Schwarz	300,000	*	*
Jordi Arimany	637,500	*	*
Bruce Burwick	14,600,000	6.75%
All directors and
executive officers,
as a group (three
persons) (1)(2)	42,502,629	19.58%
Other 5% or greater
stockholders:
Ilan Sarid (3)	44,661,818	20.58%%

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

 Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	shares (1)		shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

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

At December 2017, the company was indebted to Craig Frank, Chairman, CEO and Acting CFO for KAYS, in the amount of $7,737 for travel and miscellaneous expenses incurred by Mr. Frank from travel and related activities in Oregon.

In each of 2017 and 2018, the Company issued stock grants to Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock for their service as board members. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

In 2017 and 2018, the Company issued stock grants to Craig Frank for 2,000,000 and 3,000,00 shares of KAYS stock respectively, pursuant to his employment agreement via board resolution. Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock. The stock was issued from Treasury as restricted stock and carries a one year restriction before it can be registered for resale pursuant to Rule 144.

In August, 2018 KAYS entered into an agreement with Bruce Burwick, (who subsequently joined the Board of Directors and became an affiliate of the Company) to purchase the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. KAYS paid Bruce Burwick $1,300,000.00 for the real property and schedule of equipment that was and is used to operate the facility

Bruce Burwick acquired the property for satisfaction of a promissory note due him for $1,433,000.00. The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. The Company valued the shares at $1,417,200. The shares carry a lock-up restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS.

Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we purchased

On August 24, 2018 the Company entered into a Consulting Agreement with Bruce Burwick and paid him 100,000 shares of KAYS stock via a stock grant from the 2011 Employee Stock Incentive Plan for services rendered to the Company through December 31. 2018. The stock was valued by the Company at $11,810.

For more information please see Related Party Transactions, Note 11 in the Financials.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us for professional services (a) for the year ended December 31, 2018 by M&K CPAS, PLLC (our independent public registered accounting firm for 2018) and (b) for the year ended December 31, 2017 by L+L CPAS, P.A. our independent public registered accounting firm for 2017).

	2018	2017
Audit fees	$58,000	$52,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
	58,000	$52,500

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

The Company does not have an Audit Committee. It is the Company’s policy to have its Chief Executive Officer preapprove all audit and permissible non-audit services provided by the independent public accountants, subject to approval by the Board of Directors.

These services may include audit, audit-related, tax and other services. Pre-approval is generally for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. Unless there are significant variations from the pre-approved services and fees, the independent public accountants and management generally are not required to formally report to the Board of Directors regarding actual services and related fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2018 and 2017

•	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 20176

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended (1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the shareholders of Alternative Fuels Americas, Inc. (1)

10.2	2011 Incentive Stock Plan, as amended (1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301 (3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid (1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (3) +

21.1	Subsidiaries of Registrant (4)

23.1	Consent of M&K CPAS LLC(5)

23.2	Consent of L&L CPAS, P.A.(5)

31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.
(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2017 and Incorporated herein by reference.

(5)	Filed herewith.

+ Management compensation arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2019

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	April 19 , 2019

/s/ Carrie Schwarz	Director	April 19, 2019
Carrie Schwarz

/s/ Jordi Arimany	Director	April 19, 2019
Jordi Arimany

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kaya Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Kaya Holdings, Inc. as of December 31, 2017 were audited by other auditors, whose report dated April 17, 2018 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We consent to the incorporation by reference of our report dated April 18, 2019 relating to our audit of the consolidated financial statements of Kaya Holdings, Inc. that appear in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 19, 2019

We have served as the Company’s auditor since 2018.

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Kaya Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kaya Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2017 the related statements of operations, stockholders’ deficit, cash flow and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statement based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 17, 2018

The firm has served this client since November 2014.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2018 and 2017

ASSETS
	(Audited) December 31, 2018	(Audited) December 31, 2017
CURRENT ASSETS:
Cash and equivalents	$111,512	$318,462
Inventory-net of allowance	131,542	118,296
Prepaid expenses	20,541	9,093
Total current assets	263,595	445,851

Long-term or Non-current ASSETS:
Deposits	31,523	98,497
Property and equipment, net	2,348,780	897,565
Total other assets	2,380,303	996,062

Total assets	$2,643,898	$1,441,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$562,016	$464,461
Accounts payable and accrued expense-related parties	7,737	8,923
Accrued interest	659,169	302,341
Convertible notes payable-related party-net of discount	—	500,000
Net of discount
Convertible notes payable-net of discount	2,894,294	355,000
Notes payable	9,312	64,782
Notes payable-related party	—	250,000
Derivative liabilities	19,783,034	30,343,609
Total current liabilities	23,915,562	32,289,116

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	500,000	—
Convertible notes payable-net of discount	1,283,557	1,555,206
Notes payable-related party	250,000	—
Total long term liabilities	2,033,557	1,555,206

Total liabilities	25,949,119	33,844,322

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at December 31, 2018 and 2017	50	50
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
165,812,128 shares issued as of December 31, 2018 and
138,993,087 shares issued as of December 31, 2017	165,812	138,993
Subscriptions payable	397,209	152,796
Additional paid in capital	17,100,137	12,811,671
Accumulated deficit	(39,924,912)	(44,672,209)
Non-controlling interest	(1,043,517)	(833,710)
Net stockholders' equity/(deficit)	(23,305,221)	(32,402,409)

Total liabilities and stockholders' equity/(deficit)	$2,643,898	$1,441,913

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For the Year	For the Year
	Ended	Ended
	December 31, 2018	December 31, 2017

Net sales	$1,136,599	$966,382

Cost of sales	494,088	394,424

Gross profit	642,511	571,958

Operating expenses:
Professional fees	2,055,893	809,808
Salaries and wages	574,107	436,163
General and administrative	883,138	1,313,254
Total operating expenses	3,513,138	2,559,225

Operating loss	(2,870,627)	(1,987,627)

Other income(expense):
Interest expense	(541,038)	(354,374)
Legal settlement	—	(247,500)
Amortization of debt discount	(2,583,712)	(2,267,026)
Derivative liabilities expense	(3,370,329)	(18,377,623)
Gain (loss) on extinguishment of debt	—	(67,442)
Loss	—	(10,846)
Change in derivative liabilities expense	13,900,712	8,221,485
Other income (expense)	2,484	—
Total other income (expense)	7,408,117	(13,103,326)

Net income (loss)	4,537,490	(15,090,593)

Net (loss) attributed to non-controlling interest	209,807	208,800

Net income (loss) attributed to Kaya Holdings, Inc.	4,747,297	(14,881,793)

Net income (loss) per common share - Basic	$0.03	$(0.12)

Net income (loss) per common share - Diluted	$0.01	$(0.12)

Weighted average number of common shares outstanding - Basic	150,208,343	127,972,813

Weighted average number of common shares outstanding - Diluted	382,809,688	127,972,813

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(Audited)

	For the Year	For the Year
	Ended	Ended
	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES:
Net income/(loss)	$4,747,297	$(15,090,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(209,807)	(208,800)
Depreciation	161,223	68,166
Imputed interest	69,926	30,000
Loss (gain) on extinguishment of debt	—	67,442
Loss on disposal of fixed assets	—	10,846
Derivative expense	3,370,329	18,377,623
Change in derivative liabilities	(13,900,712)	(8,221,485)
Amortization of debt discount	2,583,712	2,267,026
Stock to be issued for services - related parties	942,400	—
Stock to be issued for services	301,510	127,010
Stock issued for interest	—	52,536
Changes in operating assets and liabilities:
Prepaid expense	(11,447)	(4,594)
Inventory	(13,246)	(34,299)
Deposits	66,974	23,527
Other assets	—	—
Accrued interest	397,471	342,300
Accounts payable and accrued expenses	162,796	(20,949)

Net cash used in operating activities	(1,331,574)	(2,214,244)

INVESTING ACTIVITIES:
Purchase of property and equipment	(195,238)	(749,812)
Net cash used in investing activities	(195,238)	(749,812)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	300,000	—
Proceeds from convertible debt	1,075,333	3,150,000
Payment on convertible debt	—	—
Proceeds from Notes Payable	—	80,000
Payments on notes payable	(55,471)	(254,366)
Net cash provided by financing activities	1,319,862	2,975,634

NET INCREASE IN CASH	(206,950)	11,578

CASH BEGINNING BALANCE	318,462	306,884

CASH ENDING BALANCE	$111,512	$318,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	17,166

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	1,184,821
Value of common shares issued for acquisition of fixed assets	1,417,200
Value of common shares issued as payment of debt and interest	291,483	560,254
Value of common shares issued as payment of interest	—	52,536
Initial Derivative on Convertible notes payable	$1,154,629	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Audited)

	Preferred Stock		Common Stock		Subscription Payable	Additional	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Paid-In Capital	Deficit	Interest	Equity
Balance, December 31, 2016	49,900	$50	117,076,795	$117,076	$272,400	$9,035,740	$(29,790,416)	$(624,910)	(20,990,060)

Reclassification of derivative liabilities to additional paid-in capital	—	—	—	—	—	2,960,979	—	—	2,960,979

Imputed interest	—	—	—	—	—	30,000	—	—	30,000

Common stock issued for debt conversion and interest	—	—	21,266,292	21,267	(77,234)	616,222	—	—	560,255

Common stock issued for services	—	—	650,000	650	(53,500)	168,730	—	—	115,880

Common stock to be issued for services	—	—	—	—	11,130	—		—	11,130

Net loss for the year ended December 31, 2017	—	—	—	—	—	—	(14,881,793)	(208,800)	(15,090,593)

Balance, December 31, 2017	49,900	$50	138,993,087	$138,993	$152,796	$12,811,671	$(44,672,209)	$(833,710)	$(32,402,409)

Imputed interest	—	—	—	—	—	69,926	—	—	69,926

Common stock issued for cash	—	—	3,000,000	3,000	—	297,000	—	—	300,000

Common stock issued for services	—	—	2,200,000	2,200	65,000	234,310	—	—	301,510

Common stock to be issued for acquisition of fixed assets	—	—	12,000,000	12,000	—	1,405,200	—	—	1,417,200

Common stock issued for debt conversion and interest	—	—	3,419,041	3,419	179,413	161,009	—	—	343,841

Pursuant director compensation policy	—	—	6,200,000	6,200	—	936,200	—	—	942,400

Reclassification of derivative liability related to convertible notes	—	—	—	—	—	1,184,821	—	—	1,184,821

Net loss	—	—	—	—	—	—	4,747,297	(209,807)	4,537,490

Balance, December 31, 2018	49,900	$50	165,812,128	$165,812	$397,209	$17,100,137	$(39,924,912)	$(1,043,517)	$(23,305,221)

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

The Company has three subsidiaries, Alternative Fuels Americas, Inc, a Florida corporation, which is wholly-owned, Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which holds the Company’s recently acquired 26 acre property in Lebanon, Oregon on which it plans to develop a legal cannabis cultivation and manufacturing facility. MJAI develops and operates the Company’s legal cannabis retail operations in Oregon through controlling ownership interests in five Oregon limited liability companies: MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC, MJAI Oregon 4 LLC and MJAI Oregon 5 LLC (Inactive).

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $4,747,297 for the year ended December 31, 2018 and a net loss of $14,881,793 for the year ended December 31, 2017. The increase in net income is due to the changes in derivative liabilities and the company continues to have operating losses. At December 31, 2018 the Company has a working capital deficiency of $23,651,967 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2018 is $131,542 and $118,296 as of December 31, 2017. No allowance as necessary as of December 31, 2018 and 2017

Property and Equipment

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

Real Property or Land is stated at cost and not depreciated. It is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount not be recoverable.

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

	Fair Value Measurements at December 31, 2018
	Level 1		Level 2		Level 3
Assets
Cash	$111,512	$		$
Total assets	111,512		-		-
Liabilities
Convertible debentures, net of discounts of $1,191,264	-		-		4,677,851
Short term debt, net of discounts of $-0-	-		259,312		-
Derivative liability	-		-		19,783,034
Total liabilities	-		259,312		19,783,034
	$111,512		$(259,312)		$24,460,885

	Fair Value Measurements at December 31, 2017
	Level 1		Level 2		Level 3
Assets
Cash	$318,462	$		$
Total assets	318,462		-		-
Liabilities
Convertible debentures, net of discounts of $2,620,341	-		-		2,410,206
Short term debt, net of discounts of $-0-	-		314,782		-
Derivative liability	-		-		30,343,609
Total liabilities	-		314,782		32,753,815
	$318,462		$(314,782)		$(32,753,815)

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identifying the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 – Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company believes that there are no material changes or financial impact to the 2017 Financials based on the adoption of ASC 606 – Revenues from Contracts with Customers.

To confirm, all of our OLCC licensed cannabis retail sales operations are conducted and operated on a “cash and carry” basis- product(s) from our inventory accounts are sold to the customer(s) and the customer settles the account at time of receipt of product via cash payment at our retail store; the transaction is recorded at the time of sale in our point of sale software system. Revenue is only reported after product has been delivered to the customer and the customer has paid for the product with cash.

To date the only other revenue we have received is for ATM transactions and revenue from this activity is only reported after we receive payment via check from the ATM service provider company.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2018 and 2017.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 .. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(Audited)	(Audited)
ATM Machine	$11,000	$8,300
Computer	22,736	15,833
Furniture & Fixtures	49,408	39,655
HVAC	25,000	-
Land	697,420	516,076
Leasehold Improvements	333,529	225,722
Machinery and Equipment	405,233	143,661
Sign	43,594	43,594
Structural	1,017,359	-
Vehicle	79,744	79,744
Total	2,685,023	1,072,585
Less: Accumulated Depreciation	(336,243)	(175,020)
Property, Plant and Equipment - net	$2,348,780	$897,565

In August, 2018 KAYS entered into an agreement with Bruce Burwick, (who subsequently joined the Board of Directors and became an affiliate of the Company) to purchase the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. KAYS paid Bruce Burwick $1,300,000.00 for the real property and schedule of equipment that was and is used to operate the facility.

Bruce Burwick acquired the property for satisfaction of a promissory note due him for $1,433,000.00. The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. The Company valued the shares at $1,417,200 based on the closing price of the stock the day the transaction closed. The shares carry a lock-up restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS.

Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we acquired

Depreciation and amortization expense totaled $161,223 and $68,166 for the years ended December 31, 2018 and 2017, respectively.

Depreciation and amortization expense total $161,223 and $68,166 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018 (Audited)	December 31, 2017 (Audited)
Construction Deposits	$-	$50,800
Rent Deposits	22,032	38,206
Security Deposits	$9,491	$9,491
Non-Current Assets	$31,523	$98,497

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 94.15% to 243.37%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes were $13,270,646 and $30,343,609 at December 31, 2018 and 2017, respectively.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			12.31.18	12.31.17

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible	X		8.0%	1-Jan-19	65,700	65,700
C	Convertible	X		8.0%	1-Jan-19	32,850	32,850
D	Convertible	X		8.0%	1-Jan-19	209,047	209,047
O	Convertible	X		8.0%	1-Jan-19	109,167	109,167
P	Convertible	X		8.0%	1-Jan-19	52,767	52,767
Q	Convertible	X		8.0%	1-Jan-19	52,050	52,050
R	Convertible	X		8.0%	Converted	-	203,867
S	Convertible	X		8.0%	1-Jan-19	50,400	50,400
T	Convertible	X		8.0%	1-Jan-19	250,000	250,000
V	Convertible	X		8.0%	Converted	-	25,000
W	Convertible	X		8.0%	Converted	-	15,000
X	Convertible	X		8.0%	1-Jan-19	66,800	60,000
BB	Convertible	X		10.0%	1-Jan-19	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-19	100,000	100,000
EE	Convertible		X	0.0%	31-Dec-21	500,000	500,000
KK	Convertible	X		8.0%	1-Jan-19	150,000	150,000
LL	Convertible	X		8.0%	1-Jan-19	600,000	600,000
MM	Convertible	X		8.0%	1-Jan-19	100,000	100,000
NN	Convertible	X		8.0%	1-Jan-19	500,000	500,000
OO	Convertible	X		8.0%	1-Jan-19	500,000	500,000
PP	Convertible		X	8.0%	1-Jan-20	500,000	500,000
QQ	Convertible		X	8.0%	1-Jan-20	150,000	150,000
RR	Convertible		X	8.0%	1-Jan-20	500,000	500,000
SS	Convertible		X	8.0%	1-Jan-20	150,000	150,000
TT	Convertible		X	8.0%	1-Jan-20	300,000	-
UU	Convertible		X	8.0%	1-Jan-20	150,000	-
VV	Convertible		X	5.0%	1-Jan-20	100,333	80,000
XX	Convertible		X	8.0%	1-Jan-20	100,000	-
YY	Convertible		X	8.0%	1-Jan-20	155,000	-
ZZ	Convertible		X	8.0%	1-Jan-20	150,000	-
AAA	Convertible		X	8.0%	1-Jan-20	95,000	-
BBB	Convertible		X	8.0%	1-Jan-20	80,000	-
CCC	Convertible		X	8.0%	1-Jan-20	25,000	-
Total Convertible Debt						5,869,114	5,030,848
Less: Discount						(1,191,263)	(2,620,642)
Convertible Debt, Net of Discounts						$ 4,677,851	$ 2,410,206
Convertible Debt, Net of Discounts, Current						$ 2,894,294	$ 855,000
Convertible Debt, Net of Discounts, Long-term						$ 1,783,557	$ 1,555,206

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.18% to 2.63%, volatility ranging from 94.15% to 243.37%, trading prices ranging from $0.065 per share to $0.45 per share and a conversion price ranging from $0.05 per share to $0.41 per share. The balance of the convertible note at December 31, 2018 including accrued interest and net of the discount amounted to $48,716.

A recap of the balance of outstanding convertible debt at December 31, 2018 is as follows:

Principal balance	$25,000
Accrued interest	23,716
Balance maturing for the period ending:
December 31, 2018	$48,716

The Company valued the derivative liabilities at December 31, 2018 at $21,862. The Company recognized a change in the fair value of derivative liabilities for the year ended December 31, 2018 of $(2,523) which were charged (credited) to operations.  In determining the indicated values at December 31, 2018, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.11, and conversion prices of $0.09 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 94.15% to 243.23%, trading prices ranging from $0.065 per share to $0.14 per share and a conversion price ranging from $0.03 per share to $0.04 per share. The derivative liability associated with this note as of December 31, 2018 and 2017 were $1,038,039 and $2,706,447, respectively.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 94.15% to 157.47%, trading prices ranging from $0.07 per share to $0.27 per share and a conversion price of $0.03 per share. The accrual interest associated with this note as of December 31, 2018 was $17,594. The derivative liability associated with this note as of December 31, 2018 and 2017 were $368,402 and $961,155, respectively.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 94.15% to 157.47%, trading prices ranging from $0.07 per share to $0.27 per share and a conversion price of $0.03 per share. The accrual interest associated with this note as of December 31, 2018 was $8,504. The derivative liability associated with this note as of December 31, 2018 and 2017 were $178,071 and $464,583, respectively.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 94.15% to 154.71%, trading prices ranging from $0.07 per share to $0.27 per share a conversion price of $0.03 per share. The accrual interest associated with this note as of December 31, 2018 was $8,389. The derivative liability associated with this note as of December 31, 2018 and 2017 were $175,652 and $458,273, respectively.

(R)

On November 3, 2016 the Company received $200,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.81% to 2.56%, volatility ranging from 126.29% to 154.71%, trading prices ranging from $0.10 per share to $0.27 per share a conversion price of $0.03 per share. The Note and Interest was converted to common shares on September 16, 2018. The derivative liability associated with this note as of December 31, 2018 and 2017 were $-0- and $1,794,939, respectively.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019 In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 94.15% to 154.71%, trading prices ranging from $0.14 per share to $0.27 per share and a conversion price of $0.03 per share. The accrual interest associated with this note as of December 31, 2018 was $8,123. The derivative liability associated with this note as of December 31, 2018 and 2017 were $170,084 and $443,745, respectively.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.08% to 2.59%, volatility ranging from 94.15% to 154.71%, trading prices ranging from $0.11 per share to $0.27 per share and a conversion price of $0.04 per share. The accrual interest associated with this note as of December 31, 2018 was $40,402. The derivative liability associated with this note as of December 31, 2018 and 2017 were $843,993 and $1,597,089, respectively.

(V)

On September 13, 2016 the Company received $25,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 1.49%, volatility ranging from 134.12% to 154.71%, trading prices ranging from $0.07 per share to $0.27 per share a conversion price of $0.03 per share. The Note and Interest was converted to common shares on July 6, 2018. The derivative liability associated with this note as of December 31, 2018 and 2017 were $0 and and $142,717, respectively.

(W)

On October 16, 2016 the Company received $15,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2018. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 1.49%, volatility ranging from 129.92% to 154.71%, trading prices ranging from $0.12 per share to $0.27 per share and a conversion price of $0.03 per share. As of December 31, 2018 the note holder requested that the debt be converted to common stock. The Note and Interest was converted to common shares on July 6, 2018. The derivative liability associated with this note as of December 31, 2018 and 2017 were $0 and and $135,756, respectively.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2019. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 94.15% to 154.71%, trading prices ranging from $0.08 per share to $0.27 per share and a conversion price of $0.03 per share. The accrual interest associated with this note as of December 31, 2018 was $6,684. The derivative liability associated with this note as of December 31, 2018 and 2017 were $213,567 and $538,856, respectively.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The accrual interest associated with this note as of December 31, 2018 was $5,003. The derivative liability associated with this note as of December 31, 2018 and 2017 were $159,855 and $441,215, respectively.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The accrual interest associated with this note as of December 31, 2018 was $10,006. The derivative liability associated with this note as of December 31, 2018 and 2017 were $319,711 and $882,436, respectively.

(DD)

On September 23, 2015, the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2017 and is convertible into the Company's common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The derivative liability associated with this note as of December 31, 2018 and 2017 were $-0- and $227,501, respectively.

(EE)

(1)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2018 and 2017 were $-0- and $201,092, respectively.

On January 1, 2018 the holder of the note extended the due date until December 31, 2021.

As of December 31, 2018, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

The derivative liability associated with this note as of December 31, 2018 and 2017 were $2,183,530 and $5,401,445, respectively.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 94.15% to 154.71%, trading prices ranging from $0.11 per share to $0.27 per share and a conversion price of $0.04 per share. The accrual interest associated with this note as of December 31, 2018 was $24,074. The derivative liability associated with this note as of December 31, 2018 and 2017 were $505,910 and $957,269, respectively.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 94.15% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The accrual interest associated with this note as of December 31, 2018 was $94,164. The derivative liability associated with this note as of December 31, 2018 and 2017 were $2,017,445 and $1,985,839, respectively.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 94.15% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The accrual interest associated with this note as of December 31, 2018 was $15,450. The derivative liability associated with this note as of December 31, 2018 and 2017 were $335,530 and $330,222, respectively.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 94.15% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The accrual interest associated with this note as of December 31, 2018 was $76,470. The derivative liability associated with this note as of December 31, 2018 and 2017 were $1,675,391 and $1,060,065, respectively.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2019. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 94.15% to154.71%, trading prices ranging from $0.11 per share to $0.30 per share. The accrual interest associated with this note as of December 31, 2018 was $74,915. The derivative liability associated with this note as of December 31, 2018 and 2017 were $1,670,870 and $1,056,990, respectively.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 94.15% to 139.70%, trading prices ranging from $0.11 per share to $0.27 per share. The accrual interest associated with this note as of December 31, 2018 was $66,137. The derivative liability associated with this note as of December 31, 2018 and 2017 were $1,685,826 and $2,517,262, respectively.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.63%, volatility ranging from 94.15% to 139.70%, trading prices ranging from $0.11 per share to $0.27 per share. The accrual interest associated with this note as of December 31, 2018 was $17,508. The derivative liability associated with this note as of December 31, 2018 and 2017 were $498,964 and $743,654, respectively.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 94.15% to 138.23%, trading prices ranging from $0.11 per share to $0.27 per share. The accrual interest associated with this note as of December 31, 2018 was $46,804. The derivative liability associated with this note as of December 31, 2018 and 2017 were $1,628,794 and $4,249,584, respectively.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 94.15% to 131.81%, trading prices ranging from $0.11 per share to $0.27 per share. The accrual interest associated with this note as of December 31, 2018 was $12,374. The derivative liability associated with this note as of December 31, 2018 and 2017 were $483,674 and $1,252,183, respectively.

(TT)

On February 5, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 94.15% to 132.27%, trading prices ranging from $.05 per share to $0.49 per share. The accrual interest associated with this note as of December 31, 2018 was $21,633. The derivative liability associated with this note as of December 31, 2018 and 2017 were $958,065 and $-0-, respectively.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 94.15% to 132.27%, trading prices ranging from $0.11 per share to $0.14 per share. The accrual interest associated with this note as of December 31, 2018 was $9,304. The derivative liability associated with this note as of December 31, 2018 and 2017 were $474,528 and $-0-, respectively.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 94.15% to 132.27%, trading prices ranging from $0.11 per share to $0.14 per share. The accrual interest associated with this note as of December 31, 2018 was $4,604. The derivative liability associated with this note as of December 31, 2018 and 2017 were $313,881 and $-0-, respectively.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.82% to 2.63%, volatility from 94.15% to 127.07%, trading prices ranging from $0.11 per share to $0.16 per share. The accrual interest associated with this note as of December 31, 2018 was $4,734. The derivative liability associated with this note as of December 31, 2018 and 2017 were $311,978 and $-0-, respectively.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.81%, volatility from 94.15% to 126.88%, trading prices ranging from $0.11 per share to $0.13 per share. The accrual interest associated with this note as of December 31, 2018 was $5,639. The derivative liability associated with this note as of December 31, 2018 and 2017 were $480,494 and $-0-, respectively.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.81%, volatility from 94.15% to 126.90%, trading prices ranging from $0.11 per share to $0.13 per share. The accrual interest associated with this note as of December 31, 2018 was $4,603. The derivative liability associated with this note as of December 31, 2018 and 2017 were $462,437 and $-0-, respectively.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.83%, volatility from 94.15% to 126.38%, trading price at $0.11 per share. The accrual interest associated with this note as of December 31, 2018 was $2,041. The derivative liability associated with this note as of December 31, 2018 and 2017 were $290,261 and $-0-, respectively.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.81%, volatility from 94.15% to 118.96%, trading price at $0.11 per share. The accrual interest associated with this note as of December 31, 2018 was $666. The derivative liability associated with this note as of December 31, 2018 and 2017 were $241,284 and $-0-, respectively.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.05 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.63%, volatility from 94.15% to 94.19%, trading price of ranging from $0.10 to $0.11 per share. The accrual interest associated with this note as of December 31, 2018 was $55. The derivative liability associated with this note as of December 31, 2018 and 2017 were $74,942 and $-0-, respectively.

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non Related Party

	December 31, 2018	December 31, 2017
Note 3	-0-	26,313
Note 4	-0-	24,963
Note 5	9,312	13,506
Note 6	-0-	-0-
Total Non-Convertible Debt	9,312	64,782

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

(4) On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018

(5) On September 16, 2016 the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of December 31, 2018.

(6) On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018 the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV) due January 1, 2020

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

As of December 31, 2018, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

 Summary Notes Payable Schedule-All Debt

Balance December 31, 2017	$5,358,339
New Notes Payable	1,075,000
Addition due to amendment	7,133
Repaid Notes Payable	(51,274)
Conversions	(260,774)
Balance December 31, 2018	$6,128,424

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

In February of 2018 the Company authorized the issuance of 6,200,000 shares of common shares of Kaya Holdings Inc. for employee compensation and consulting fees. The shares were valued at $942,400. As of December 31, 2018, all 6,200,000 shares were issued on July 6, 2018.

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

In June of 2018, the Company authorized the issuance of 1,000,000 shares of common shares of Kaya Holdings Inc. for legal service. The shares were valued at $149,000. As of December 31, 2018, all shares were issued on July 6, 2018.

In June of 2018 , the Company sold 50,000 shares of common stock for gross proceeds of $50,000. The shares were issued July 6, 2018.

On July 6, 2018, the Company issued 1,805,555 shares of common shares of Kaya Holdings Inc. that previously recorded as stock payable in 2017 in satisfaction of promissory note due November 30, 2017 in the amount of $54,166, for principal and accrued but unpaid interest, which is convertible at $0.03 per share. In addition, the Company authorized 1,100,000 shares of Kaya Holdings Inc. for services at value of $163,810. As of December 31, 2018, 1,000,000 shares were unissued and valued at $65,000.

In August of 2018, the Company sold 2,500,000 shares of common stock for gross proceeds of $250,000. As of September 30, 2018, all shares were issued on August 24, 2018.

In August of 2018, the Company authorized the issuance of 100,000 shares of common stock of Kaya Holdings, Inc. for professional services valued at $11,810. The shares were issued August 24, 2018.

In August of 2018, the Company issued total of 12,000,000 shares to acquire the OLCC licensed marijuana production and processing facility, consisting of the building and equipment. The shares were valued at $1,417,200 (See Note 11).

In September of 2018, the Company authorized the issuance of 7,785,952 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor of the company. This was a conversion of a Notes Payable and Interest with a total value of $233,579, the Note Payable was due January 1, 2019. As of December 31, 2018, the shares have not been issued by the transfer agent.

In September of 2018 the Company authorized the issuance of 100,000 shares of common shares of Kaya Holdings Inc. for professional service. The shares were valued at $11,200 and the shares were issued on November 27, 2018.

NOTE 9 DERIVATIVE LIABILITIES

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

Additionally, due to a recognition of tainting, due to shares not being held in reserve in 2014 all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 94.15% to 243.22%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2017	$30,343,609

Initial	4,524,958
Change in Derivative Values	(13,900,712)
Conversion of debt-reclass to APIC	(1,184,821)

Balance as of December 31, 2018	$19,783,034

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded derivative liability expense of $3,370,329 and $18,377,623 for the years ended December 31, 2018 and 2017, respectively

The Company recorded a change in the value of embedded derivative liabilities income/ (expense) of $13,900,712 and $8,221,485 for the years ended December 31, 2018 and 2017, respectively

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $1,191,263 as of December 31, 2018 and $2,620,342 as of December 31, 2017.

The Company recorded $2,583,712 and $2,267,026 for the years ended December 31, 2018 and 2017, respectively for amortization of debt discount expense.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

At December 2018, the company was indebted to Craig Frank, Chairman, CEO and Acting CFO for KAYS, in the amount of $7,737 for travel and miscellaneous expenses incurred by Mr. Frank from travel and related activities in Oregon.

In each of 2017 and 2018, the Company issued stock grants to Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock for their service as board members. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

In 2017 and 2018, the Company issued stock grants to Craig Frank for 2,000,000 and 3,000,00 shares of KAYS stock respectively, pursuant to his employment agreement via board resolution. Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock. The stock was issued from Treasury as restricted stock and carries a one year restriction before it can be registered for resale pursuant to Rule 144.

On August 24, 2018 the Company entered into a Consulting Agreement with Bruce Burwick and paid him 100,000 shares of KAYS stock via a stock grant from the 2011 Employee Stock Incentive Plan for services rendered to the Company through December 31. 2018. The stock was valued by the Company at $11,810.

In August, 2018 KAYS entered into an agreement with Bruce Burwick, (who subsequently joined the Board of Directors and became an affiliate of the Company) to purchase the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. KAYS paid Bruce Burwick $1,300,000.00 for the real property and schedule of equipment that was and is used to operate the facility.

Bruce Burwick acquired the property for satisfaction of a promissory note due him for $1,433,000.00. The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. The Company valued the shares at $1,417,200 based on the closing price of the stock the day the transaction closed. The shares carry a lock-up restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS.

Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we acquired

Depreciation and amortization expense totaled $161,223 and $68,166 for the years ended December 31, 2018 and 2017, respectively.

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

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2018, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2018, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of December 31, 2018, the note was paid in full

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

As of December 31, 2018, the note was paid in full

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2017	11,065,540	0.0316297	4.8
Granted	-0-	-0-	-0-
Exercised	-0-	-	-
Expired	-0-	-	-
Balance as of December 31, 2018	11,065,540	0.0316297	3.8

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

Pleases see paragraphs below for results of legal proceedings during 2017 and 2018; there are no currently pending proceedings:

A. On June 22, 2016, Daniel A. Goldin and Wally Goldin commenced an action in Oregon Circuit Court, Multnomah County, against the Company, MJAI, its direct majority-owned subsidiary, Craig Frank, our Chairman, President and Chief Executive Officer, William David Jones, a consultant to our Company and BMN Capital Group, LLC (the “ Action ”). The plaintiffs alleged breach of contract, state securities fraud and state racketeering claims against the defendants arising from alleged misrepresentations made in subscription agreements with the Company entered into in October 2015 and January 2016 by Daniel A. Goldin and Wally Goldin, respectively, pursuant to which they each purchased 2,222,222 “ restricted ” shares of our common stock for $100,000 in a private transaction. In addition, Daniel A. Goldin alleged that the Company breached a purported employment agreement with him pursuant to which he was purportedly to be compensated for working in our Oregon operations through a combination of cash and stock. The plaintiffs are sought in excess of $1.7 million in damages.

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

B. On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya Farms™ Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

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

Effective June 12, 2017, the Company leased the office space in Fort Lauderdale, Florida under a 5-year operating lease expiring June 30, 2022. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,017 and culminating in a monthly payment of $4,839. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective May 15, 2014, the Company leased an unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $2,250 and culminating in a monthly payment of $2,632. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective June 1, 2015, the Company leased an unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $3,584 and culminating in a monthly payment of $4,034. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective April 15, 2016, the Company leased an unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,367 and culminating in a monthly payment of $4,915. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective April 15, 2016, the Company leased an unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,617 and culminating in a monthly payment of $5,196. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Year Ending December 31,	Amount
2019	$249,775
2020	184,234
2021	79,337
2022	25,371
Thereafter	—
$538,737

Rent expense was $310,193 and $310,171 for the years ended December 31, 2018 and 2016, respectively.

Note 15- Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. tatutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income.

The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act decreased the Company’s deferred tax asset related to the Company’s net operating loss by approximately $6,500,000 and decreased the Company’s valuation allowance by approximately $6,500,000 resulting in no impact to the Company’s financials.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2018, and 2017 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2018 and 2017 are 21% and 35%, respectively.

The Company has net operating loss carry forwards of approximately $7,240,687 at December 31, 2018 that expire beginning in 2026. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2018	Year Ending December 31, 2017
Deferred Tax Asset	1,520,544	1,544,462
Valuation Allowance	-1,520,544	-1,544,462
Net Deferred Tax Asset	$—	$—

NOTE 16 – SUBSEQUENT EVENTS

May 2017 Financing Agreement

Effective January 20, 2019 KAYS and the Institutional Investor further agreed to amend the May 2017 Financing Agreement to: (a) extend the due dates for funding due under the Agreement for each of the remaining trenches (including the $420,000 remaining “$0.03” Notes that were due to expire December 31, 2018) by six (6) months; (b) agree to extend the maturity date all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, from January 1, 2020 to January 1, 2021; and (c) pursuant to price adjustment features in the outstanding Notes held by the Institutional Investor, the Company confirmed that all outstanding Notes with a conversion price greater than $0.03 held by the Institutional Investor would be lowered to $0.03 per share at time of conversion.

Since January 1, 2019 the Institutional Investor has purchased an additional $295,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “the $0.03 Secured Notes”).

January 2018 Financing Agreement

Additionally, in January 2019 the Agreement was further amended to lower the conversion price of the previously purchased $0.10 Note to $0.05, and to modify terms of the $0.10 Note to make them consistent with the May 2017 Financing Agreement executed with the Institutional Investor, and to allow for the right of the HNW Investor to acquire an additional $200,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (the “$0.03 Notes”).

Since January 1, 2019 the HNW Investor has purchased an additional aggregate of $50,000 in principal amount of the $0.03 Notes and has indicated he will purchase the remaining $150,000 of the $0.03 Notes.

For more information on the Agreements relating to these issuances please refer to Item 5, Market for Registrant’s Common equity and Related Stockholder Matters, recent Sales of Unregistered Securities. All the above securities were issued pursuant to the exemption from registration under the Securities Act afforded by Section 4(a)(2) thereof and Regulation D thereunder.

Note Conversion

On March 5, 2019, a total of 7,785,952 shares of common stock were issued to Cayman Venture Capital Fund in consideration of settlement a total of $233,579 in principal and interest pursuant to a Note Conversion. The Note was reported as converted on September 16, 2018 when the documents were submitted but the shares were not issued until March 5, 2019. For more information see Footnote “R” to Convertible Debt Summary in Note 6 to the Financials.

Future Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

On December 28, 2018 KAYS informed she staff of the Kaya Shack Operations that they had been allocated a total of 2,050,000 shares of stock from the KAYS 2011 Employee Stock Plan (the “Plan”) for their service to the Company. The shares are subject to final approval of and confirmation by the Board of Directors to determine that the potential share issuances are valid according to the terms of the plan and other limitations, and will be reviewed at the next Board Meeting to be held prior to April 30, 2018.

Pursuant to consulting agreements entered into on February 19, 2018 via Board Stipulation, BMN Consultants is scheduled to receive 3,000,000 shares of KAYS stock in Q-1 from the KAYS 2011 Employee Stock Plan (the “Plan”) for W. David Jones’s service to the Company during 2019. The shares are considered to be fully paid when issued.

Pursuant to consulting agreements entered into on February 19, 2018 via Board Stipulation, Tudog Consultants is scheduled to receive 3,000,000 shares of KAYS restricted stock in Q-1 for Craig Frank’s service to the Company during 2019. The shares are considered to be fully paid when issued.

Pursuant to annual compensation schedules, each of the three (3) Board Members is scheduled to receive 100,000 shares of KAYS restricted stock in Q-1 for their service to the Company during 2019. The shares are considered to be fully paid when issued.

The above awards are all subject to final approval of and confirmation by the Board of Directors to determine that the potential share issuances are valid according to the terms of the plan and other qualifications and will be reviewed at the next Board Meeting to be held prior to April 30, 2018.

