Form 10-Q
period 2019-03-31
Kaya Holdings, Inc.
filed 2019-05-21
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

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

(954)-892-6911

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Nonaccelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

As of May 20, 2019, the Issuer had 173,598,080 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

In this Quarterly Report on Form 10-Q, the terms “Kaya Holdings,” “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward Looking Statements

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

Available Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System, known as EDGAR, through the SEC’s website (www.sec.gov).

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

March 31, 2019 and December 31, 2018

ASSETS
	(Unaudited)	(Audited)
	March 31, 2019	December 31, 2018
CURRENT ASSETS:
Cash and equivalents	$113,826	$111,512
Inventory-net of allowance	118,682	131,542
Prepaid expenses	13,052	20,541
Total current assets	245,560	263,595

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	547,729	—
Property and equipment, net	2,310,768	2,348,780
Deposits	31,523	31,523
Total other assets	2,890,020	2,380,303

Total assets	$3,135,580	$2,643,898

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$587,827	$562,016
Accounts payable and accrued expense-related parties	7,737	7,737
Accrued interest	768,496	659,169
Right-of-use liabiliy - operating lease	547,729	—
Convertible notes payable-net of discount	315,804	2,894,294
Notes payable	9,312	9,312
Derivative liabilities	15,059,992	19,783,034
Total current liabilities	17,296,897	23,915,562

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	500,000	500,000
Convertible notes payable-net of discount	4,209,656	1,283,557
Notes payable-related party	250,000	250,000
Total long term liabilities	4,959,656	2,033,557

Total liabilities	22,256,553	25,949,119

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at December 31, 2018 and 2017	50	50
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
173,598,080 shares issued as of March 31, 2019 and
165,812,128 shares issued as of December 31, 2018	173,598	165,812
Subscriptions payable	163,630	397,209
Additional paid in capital	17,367,805	17,100,137
Accumulated deficit	(35,675,380)	(39,924,912)
Non-controlling interest	(1,150,676)	(1,043,517)
Net stockholders' equity/(deficit)	(19,120,973)	(23,305,221)

Total liabilities and stockholders' equity/(deficit)	$3,135,580	$2,643,898

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unudited)

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018

Net sales	$263,758	$255,365

Cost of sales	145,512	102,591

Gross profit	118,246	152,774

Operating expenses:
Professional fees	45,850	1,185,728
Salaries and wages	146,455	133,440
General and administrative	243,023	164,088
Total operating expenses	435,335	1,483,256

Operating loss	(317,089)	(1,330,482)

Other income(expense):
Interest expense	(126,202)	(146,024)
Amortization of debt discount	(347,609)	(579,765)
Derivative liabilities expense	(446,894)	(1,557,197)
Change in derivative liabilities expense	5,404,936	16,361,519
Loss on extinguishment of debt	(25,000)	—
Other income (expense)	224	—
Total other income (expense)	4,459,462	14,078,533

Net income (loss)	4,142,373	12,748,051

Net (loss) attributed to non-controlling interest	107,159	(36,645)

Net income (loss) attributed to Kaya Holdings, Inc.	4,249,532	12,711,406

Basic net income (loss) per common share	$0.01	$0.09

Weighted average number of common shares outstanding - Basic	289,259,652	139,093,811

Diluted net income (loss) per common share	$0.01	$0.04

Weighted average number of common shares outstanding - Diluted	533,492,403	316,199,678

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the three months ended March 31, 2019 and 2018

(Unaudited)

						Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity

	Preferred Stock		Common Stock		Subscription Payable
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2017	49,900	$ 50	138,993,087	$ 138,992	$ 152,796	$ 12,811,671	$ (44,672,209)	$ (833,710)	$ (32,402,410)

Imputed interest	-	-	-	-	-	7,500	-	-	7,500

Common stock issued for debt conversion and interest	-	-	416,632	417	-	12,082	-	-	12,499

Net loss	-	-	-	-	-	-	12,711,406	36,645	12,748,051

Balance, March 31, 2018	49,900	$ 50	139,409,719	$ 139,409	$ 152,796	$ 12,831,253	$ (31,960,803)	$ (797,065)	$ (19,634,360)

Balance, December 31, 2018	49,900	$ 50	165,812,128	$ 165,812	$ 397,209	$ 17,100,137	$ (39,924,912)	$ (1,043,517)	$ (23,305,222)

Imputed interest	-	-	-	-	-	16,875	-	-	16,875

Loss on extinguishment of debt	-	-	-	-	-	25,000	-	-	25,000

Common stock issued for debt conversion and interest	-	-	7,785,952	7,786	(233,579)	225,793	-	-	-

Net loss	-	-	-	-	-	-	4,249,532	(107,159)	4,142,373

Balance, March 31, 2019	49,900	$ 50	173,598,080	$ 173,598	$ 163,630	$ 17,367,805	$ (35,675,380)	$ (1,150,676)	$ (19,120,973)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net income/(loss)	$4,249,532	$12,711,407
Adjustments to reconcile net loss to net cash used in operating activities:
Net income (loss) attributable to non-controlling interest	(107,159)	36,645
Depreciation	57,680	19,356
Imputed interest	16,875	7,500
Derivative expense	446,894	1,557,197
Change in derivative liabilities	(5,404,936)	(16,361,519)
Loss on extinguishment of debt	25,000	—
Amortization of debt discount	347,609	579,765
Stock issued for interest	—	12,499
Changes in operating assets and liabilities:
Prepaid expense	7,489	(15,417)
Inventory	12,860	(18,473)
Right-of-use asset	62,561	—
Deposits	—	16,174
Accrued interest	109,327	112,467
Accounts payable and accrued expenses	25,811	897,880
Right-of-use liabilities	(62,561)	—

Net cash used in operating activities	(213,018)	(444,519)

INVESTING ACTIVITIES:
Purchase of property and equipment	(19,668)	(36,788)
Net cash used in investing activities	(19,668)	(36,788)

FINANCING ACTIVITIES:
Proceeds from convertible debt	235,000	470,000
Payments on notes payable	—	(51,274)
Net cash provided by financing activities	235,000	418,726

NET INCREASE IN CASH	2,314	(62,580)

CASH BEGINNING BALANCE	111,512	318,462

CASH ENDING BALANCE	$113,826	$255,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	—	—
Value of accrued interest payable reclassified as principal	—	7,133
Adoption of lease standard ASC 842	610,920	—
Derivative liability on convertible note payable	235,000	—
Value of common shares issued for conversion of convertible	233,579	—
notes payable issued from stock payable

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $4,249,532 for the three months ended March 31, 2019 and a net income of $12,711,406 for the three months ended March 31, 2018. The decrease in net income is due to the changes in derivative liabilities and the company continues to have operating losses. At March 31, 2019 the Company has a working capital deficiency of $17,051,337 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of March 31, 2019 is $118,682 and $131,542 as of December 31, 2018. No allowance as necessary as of March 31, 2019 and December 31, 2018.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5-30 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at December 31, 2018
	Level 1		Level 2		Level 3
Assets
Cash	$113,826	$		$
Total assets	113,826		-		-
Liabilities
Convertible debentures, net of discounts of $1,078,654	-		-		5,025,458
Short term debt, net of discounts of $-0-	-		259,312		-
Derivative liability	-		-		15,059,992
Total liabilities	-		259,312		20,085,450
	$113,826		$(259,312)		$(20,085,450)

	Fair Value Measurements at December 31, 2018
	Level 1		Level 2		Level 3
Assets
Cash	$111,512	$		$
Total assets	111,512		-		-
Liabilities
Convertible debentures, net of discounts of $1,191,264	-		-		4,677,851
Short term debt, net of discounts of $-0-	-		259,312		-
Derivative liability	-		-		19,783,034
Total liabilities	-		259,312		24,460,885
	$111,512		$(259,312)		$(24,460,885)

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

In July 2017, the FASB issued ASU 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendment also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Prior to this Update, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with Topic 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

The amendments in Part 1 of this Update are a cost savings relative to former accounting. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

The Company adopted this new standard on January 1, 2019; however, the Company needs to continue the derivative liabilities due to variable conversion price on some of the convertible instruments. As such, it did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized a right of use asset of $610,290, operating lease liabilities of $610,290, based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating lease.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” to simply the accounting for certain instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Further, companies that provide earnings per share (“EPS”) data will adjust the basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this new standard on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ATM Machine	$11,000	$11,000
Computer	22,736	22,736
Furniture & Fixtures	49,408	49,408
HVAC	41,768	25,000
Land	697,420	697,420
Leasehold Improvements	333,529	333,529
Machinery and Equipment	408,133	405,233
Sign	43,594	43,594
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,704,691	2,685,023
Less: Accumulated Depreciation	(393,923)	(336,243)
Property, Plant and Equipment - net	$2,310,768	$2,348,780

Depreciation expense totaled of $57,680 and $19,356 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
Construction Deposits	$—	$—
Rent Deposits	22,032	22,032
Security Deposits	$9,491	$9,491
Non-Current Assets	$31,523	$31,523

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes were $15,059,992 and $16,088,920 at March 31, 2019 and 2018, respectively.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			3.31.19	12.31.18

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-21	65,700	65,700
C	Convertible		X	8.0%	1-Jan-21	32,850	32,850
D	Convertible		X	8.0%	1-Jan-21	209,047	209,047
O	Convertible		X	8.0%	1-Jan-21	109,167	109,167
P	Convertible		X	8.0%	1-Jan-21	52,767	52,767
Q	Convertible		X	8.0%	1-Jan-21	52,050	52,050
S	Convertible		X	8.0%	1-Jan-21	50,400	50,400
T	Convertible		X	8.0%	1-Jan-21	250,000	250,000
X	Convertible	X		8.0%	1-Jan-19	66,800	66,800
BB	Convertible	X		10.0%	1-Jan-19	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-19	100,000	100,000
EE	Convertible		X	0.0%	31-Dec-21	500,000	500,000
KK	Convertible		X	8.0%	1-Jan-21	150,000	150,000
LL	Convertible		X	8.0%	1-Jan-21	600,000	600,000
MM	Convertible		X	8.0%	1-Jan-21	100,000	100,000
NN	Convertible		X	8.0%	1-Jan-21	500,000	500,000
OO	Convertible		X	8.0%	1-Jan-21	500,000	500,000
PP	Convertible		X	8.0%	1-Jan-21	500,000	500,000
QQ	Convertible		X	8.0%	1-Jan-21	150,000	150,000
RR	Convertible		X	8.0%	1-Jan-21	500,000	500,000
SS	Convertible		X	8.0%	1-Jan-21	150,000	150,000
TT	Convertible		X	8.0%	1-Jan-21	300,000	300,000
UU	Convertible		X	8.0%	1-Jan-21	150,000	150,000
VV	Convertible		X	5.0%	31-Jan-20	100,333	100,333
XX	Convertible		X	8.0%	1-Jan-21	100,000	100,000
YY	Convertible		X	8.0%	1-Jan-21	155,000	155,000
ZZ	Convertible		X	8.0%	1-Jan-21	150,000	150,000
AAA	Convertible		X	8.0%	1-Jan-21	95,000	95,000
BBB	Convertible		X	8.0%	1-Jan-21	80,000	80,000
CCC	Convertible	X		8.0%	1-Jan-20	25,000	25,000
DDD	Convertible		X	8.0%	1-Jan-21	70,000	-
EEE	Convertible		X	8.0%	1-Jan-21	150,000	-
FFF	Convertible		X	8.0%	1-Jan-21	15,000	-
Total Convertible Debt						6,104,114	5,869,114
Less: Discount						(1,078,654)	(1,191,263)
Convertible Debt, Net of Discounts						$ 5,025,460	$ 4,677,851
Convertible Debt, Net of Discounts, Current						$ 315,804	$ 2,894,294
Convertible Debt, Net of Discounts, Long-term						$ 4,709,656	$ 1,783,557

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(1)

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.18% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.065 per share to $0.45 per share and a conversion price ranging from $0.05 per share to $0.41 per share. The balance of the convertible note at March 31, 2019 including accrued interest and net of the discount amounted to $49,641.

A recap of the balance of outstanding convertible debt at March 31, 2019 is as follows:

Principal balance	$25,000
Accrued interest	24,641
Balance maturing for the period ending:
March 31, 2019	$49,641

The Company valued the derivative liabilities at March 31, 2019 at $21,039. The Company recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2019 of $(823) which were charged (credited) to operations.  In determining the indicated values at March 31, 2019, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.09, and conversion prices of $0.07 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.065 per share to $0.14 per share and a conversion price ranging from $0.03 per share to $0.04 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative liability associated with this note as of March 31, 2019 and 2018 were $778,808 and $1,265,774, respectively.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.07 per share to $0.27 per share and a conversion price of $0.03 per share. The accrual interest associated with this note as of March 31, 2019 was $19,747. The derivative liability associated with this note as of March 31, 2019 and 2018 were $276,401 and $449,570, respectively.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.07 per share to $0.27 per share and a conversion price of $0.03 per share. The accrual interest associated with this note as of March 31, 2019 was $9,545. The derivative liability associated with this note as of March 31, 2019 and 2018 were $133,601 and $217,303, respectively.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.07 per share to $0.27 per share a conversion price of $0.03 per share. The accrual interest associated with this note as of March 31, 2019 was $9,415. The derivative liability associated with this note as of March 31, 2019 and 2018 were $131,786 and $214,352, respectively.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.14 per share to $0.27 per share and a conversion price of $0.03 per share. The accrual interest associated with this note as of March 31, 2019 was $9,117. The derivative liability associated with this note as of March 31, 2019 and 2018 were $127,609 and $207,557, respectively.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.08% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.11 per share to $0.27 per share and a conversion price of $0.04 per share. The accrual interest associated with this note as of March 31, 2019 was $45,333. The derivative liability associated with this note as of March 31, 2019 and 2018 were $633,217 and $722,352, respectively.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.08 per share to $0.27 per share and a conversion price of $0.03 per share. The accrual interest associated with this note as of March 31, 2019 was $8,331. The derivative liability associated with this note as of March 31, 2019 and 2018 were $146,138 and $256,063, respectively.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The accrual interest associated with this note as of March 31, 2019 was $6,236. The derivative liability associated with this note as of March 31, 2019 and 2018 were $109,384 and 196,344, respectively.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The accrual interest associated with this note as of March 31, 2019 was $12,472. The derivative liability associated with this note as of March 31, 2019 and 2018 were $218,770 and $383,328, respectively.

(EE)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the three months ended March 31, 2019 and 2018 were $-0- and $-0-, respectively.

On January 1, 2018 the holder of the note extended the due date until December 31, 2021.

As of March 31, 2019, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 9% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

The derivative liability associated with this note as of March 31, 2019 and 2018 were $1,548,003 and $2,517,982, respectively.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.11 per share to $0.27 per share and a conversion price of $0.04 per share. The accrual interest associated with this note as of March 31, 2019 was $27,033. The derivative liability associated with this note as of March 31, 2019 and 2018 were $379,572 and $432,974, respectively.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The accrual interest associated with this note as of March 31, 2019 was $106,000. The derivative liability associated with this note as of March 31, 2019 and 2018 were $1,513,718 and $819,700, respectively.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The accrual interest associated with this note as of March 31, 2019 was $17,422. The derivative liability associated with this note as of March 31, 2019 and 2018 were $251,762 and $136,312, respectively.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.11 per share to $0.31 per share. The accrual interest associated with this note as of March 31, 2019 was $86,333. The derivative liability associated with this note as of March 31, 2019 and 2018 were $1,257,143 and $403,933, respectively.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to154.71%, trading prices ranging from $0.11 per share to $0.30 per share. The accrual interest associated with this note as of March 31, 2019 was $84,778. The derivative liability associated with this note as of March 31, 2019 and 2018 were $1,253,808 and $402,783, respectively.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.11 per share to $0.27 per share. The accrual interest associated with this note as of March 31, 2019 was $76,000. The derivative liability associated with this note as of March 31, 2019 and 2018 were $1,234,988 and $1,183,824, respectively.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.63%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.11 per share to $0.27 per share. The accrual interest associated with this note as of March 31, 2019 was $20,467. The derivative liability associated with this note as of March 31, 2019 and 2018 were $365,494 and $351,437, respectively.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.11 per share to $0.27 per share. The accrual interest associated with this note as of March 31, 2019 was $56,667. The derivative liability associated with this note as of March 31, 2019 and 2018 were $1,193,536 and $2,050,035, respectively.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 131.81%, trading prices ranging from $0.11 per share to $0.27 per share. The accrual interest associated with this note as of March 31, 2019 was $15,333. The derivative liability associated with this note as of March 31, 2019 and 2018 were $354,487 and $608,397, respectively.

(TT)

On February 5, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $.05 per share to $0.49 per share. The accrual interest associated with this note as of March 31, 2019 was $27,551. The derivative liability associated with this note as of March 31, 2019 and 2018 were $702,294 and $1,204,431, respectively.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.11 per share to $0.14 per share. The accrual interest associated with this note as of March 31, 2019 was $12,263. The derivative liability associated with this note as of March 31, 2019 and 2018 were $347,904 and $596,215, respectively.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.11 per share to $0.14 per share. The accrual interest associated with this note as of March 31, 2019 was $5,841. The derivative liability associated with this note as of March 31, 2019 and 2018 were $213,574 and $97,743, respectively.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.82% to 2.63%, volatility from 84.63% to 127.07%, trading prices ranging from $0.11 per share to $0.16 per share. The accrual interest associated with this note as of March 31, 2019 was $6,707. The derivative liability associated with this note as of March 31, 2019 and 2018 were $228,788 and $-0-, respectively.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.81%, volatility from 84.63% to 126.88%, trading prices ranging from $0.11 per share to $0.13 per share. The accrual interest associated with this note as of March 31, 2019 was $8,697. The derivative liability associated with this note as of March 31, 2019 and 2018 were $350,979 and $-0-, respectively.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.11 per share to $0.13 per share. The accrual interest associated with this note as of March 31, 2019 was $7,562. The derivative liability associated with this note as of March 31, 2019 and 2018 were $337,824 and $-0-, respectively.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.83%, volatility from 84.63% to 126.38%, trading price at $0.11 per share. The accrual interest associated with this note as of March 31, 2019 was $3,915. The derivative liability associated with this note as of March 31, 2019 and 2018 were $212,080 and $-0-, respectively.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.81%, volatility from 84.63% to 118.96%, trading price at $0.11 per share. The accrual interest associated with this note as of March 31, 2019 was $2,244. The derivative liability associated with this note as of March 31, 2019 and 2018 were $176,338 and $-0-, respectively.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.05 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $0.05 per share to $0.03 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.63%, volatility from 84.63% to 94.19%, trading price of ranging from $0.10 to $0.11 per share. The accrual interest associated with this note as of March 31, 2019 was $548. The derivative liability associated with this note as of March 31, 2019 and 2018 were $51,391 and $-0-, respectively.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.59%, volatility from 84.63% to 91.36%, trading price of ranging from $0.09 to $0.11 per share. The accrual interest associated with this note as of March 31, 2019 was $1,043. The derivative liability associated with this note as of March 31, 2019 and 2018 were $152,322 and $-0-, respectively.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.48%, volatility from 84.63% to 91.73%, trading price of ranging from $0.09 to $0.11 per share. The accrual interest associated with this note as of March 31, 2019 was $1,578. The derivative liability associated with this note as of March 31, 2019 and 2018 were $324,995 and $-0-, respectively.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.40%, volatility from 82.70% to 84.63%, trading price of ranging from $0.09 to $0.11 per share. The accrual interest associated with this note as of March 31, 2019 was $36. The derivative liability associated with this note as of March 31, 2019 and 2018 were $32,239 and $-0-, respectively.

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non Related Party

	March 31, 2019	December 31, 2018
Note 3	-0-	-0-
Note 4	-0-	-0-
Note 5	9,312	9,312
Note 6	-0-	-0-
Total Non-Convertible Debt	9,312	9,312

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

Summary Notes Payable Schedule-All Debt

Balance December 31, 2018	$6,128,424
New Notes Payable	235,000
Addition due to amendment	-0-
Repaid Notes Payable	-0-
Conversions	-0-
Balance December 31, 2018	$6,363,424

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

On July 6, 2018, the Company issued 1,805,555 shares of common shares of Kaya Holdings Inc. that previously recorded as stock payable in 2017 in satisfaction of promissory note due November 30, 2017 in the amount of $54,166, for principal and accrued but unpaid interest, which is convertible at $0.03 per share. In addition, the Company authorized 3,200,000 shares of Kaya Holdings Inc. for services at value of $301,510. As of December 31, 2018, 1,000,000 shares were unissued and valued at $65,000.

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

On March 5, 2019, total of 7,785,952 shares of common stock had been issued from stock payable to settle the conversion dated on September 16, 2018.

NOTE 9 DERIVATIVE LIABILITIES

Effective January 1, 2019, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

However,, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2018	$19,783,034
Initial	681,894
Change in Derivative Values	(5,404,936)
Conversion of debt-reclass to APIC	-0-
Balance as of March 31, 2019	$15,059,992

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded the debt discount of $235,000 and $550,333 for the three months ended March 31, 2019 and 2018, respectively.

The Company recorded derivative liability expense of $446,894 and $1,557,197 for the three months ended March 31, 2019 and 2018, respectively.

The Company recorded a change in the value of embedded derivative liabilities income of $5,404,936 and $16,361,519 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $1,078,654 as of March 31, 2019 and $2,590,210 as of March 31, 2018.

The Company recorded $347,609 and $579,765 for the three months ended March 31, 2019 and 2018, respectively for amortization of debt discount expense.

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

At December 2017, the company was indebted to Craig Frank, Chairman, CEO and Acting CFO for KAYS, in the amount of $7,737.00 for travel and miscellaneous expenses incurred by Mr. Frank from travel and related activities in Oregon.

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

As of March 31, 2019, the note was paid in full.

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2018	11,065,540	0.0316297	3.8
Granted	-0-	-0-	-0-
Exercised	-0-	-	-
Expired	-0-	-	-
Balance as of March 31, 2018	11,065,540	0.0316297	3.55

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several operating leases for an office and store lease in Fort Lauderdale, Florida and several locations in Oregon under arrangements classified as leases under ASC 842.

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

Effective May 15, 2014, the Company leased an unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $2,250 and culminating in a monthly payment of $2,632. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

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

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $547,729 and operating lease liabilities of $547,729 as of March 31, 2019. Operating lease expense for the three months ended March 31, 2019 was $63,536. The Company had cash used in operating activities related to leases of $56,018 during the three months ended March 31, 2019.

Maturity of Lease Liabilities at March 31, 2019	Amount
2019 (excluding the three months ended March 31, 2019)	$188,183
2020	205,665
2021	131,014
2022	75,234
2023	34,320
Later years	—
Total lease payments	634,416
Less: Imputed interest	(86,687)
Present value of lease liabilities	$547,729

NOTE 15 – SUBSEQUENT EVENTS

On April 16, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On May 6, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On May 16, 2019 the Company initiated paperwork with the OLCC to temporarily close this store (one of the three Kaya Shack outlets in Salem) and hopes to move this license to its Eugene, Oregon Sunstone Farms legal recreational and medical marijuana production and processing facility where it would be operated as a Kaya Farms Store™ which would allow it to also serve as a delivery hub to service the City of Eugene.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc., “KAYS” or the “Company” a Delaware corporation, is a vertically integrated legal marijuana enterprise, which cultivates, produces and retails legal medical and recreational cannabis in Oregon using its proprietary Kaya Shack™ brand.

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

Oregon has “paused” the acceptance of new license applications, but the law allows the existing licenses to be sold and/or moved from one physical location to another. KAYS is presently evaluating how best to utilize these assets to form a network that will not only maximize our penetration of the Oregon Cannabis market but serve as the backbone to grow our U.S. Operations across state lines through the rollout of proprietary brands.

Accordingly, as of the date of the filing of this Quarterly Report, KAYS has initiated paperwork with the OLCC to temporarily close one of the three outlets in Salem (store #3 in North Salem) and hopes to move that license to its Eugene, Oregon Sunstone Farms legal recreational and medical marijuana production and processing facility where it would be operated as a Kaya Farms Store™ which would allow it to also serve as a delivery hub to service the City of Eugene.

Additionally, the Company is exploring opportunities to expand its operations beyond Oregon by replicating its Kaya Shack™ brand retail outlets through franchising in other states where recreational cannabis use is legal or expected to become legal in the near term, as well as in Canada, where it is legal nationwide.

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

III. Kaya Shack™ Marijuana Superstore, North Salem, Oregon.

Our third Kaya Shack™ (located in North Salem, Oregon) commenced operations on March 21, 2017. The store is located in a strip mall alongside a Starbucks Coffee, laundromat, an Applebee’s restaurant and medical offices. The area around the shop is primarily commercial and has a footprint of approximately 2,600 square feet and utilizes the Kaya Shack™ Marijuana Superstore model. As of the date of the filing of this Quarterly Report, KAYS has initiated paperwork with the OLCC to temporarily close this store (one of the three Kaya Shack outlets in Salem) and hope to move this license to its Eugene, Oregon Sundstone Farms legal recreational and medical marijuana production and processing facility where it would be operating as a Kaya Farms Store™ which would allow it to also serve as a delivery hub to service the City of Eugene.

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

Plan to Sell Kaya Shack™ Retail Marijuana Store Franchises in Canada

On March 12, 2019 the Company announced that it had hired the Toronto based law firm of Garfinkle Biderman LLP to prepare the legal infrastructure required to enable the Company to sell Kaya Shack™ Franchises in Canada. The Company is currently working with its consulting group to map out Canadian provinces and development plans that consider the current and pending availability of cannabis retail licenses. KAYS will continue to announce details of its Canadian expansion effort as developments unfold.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues

We had revenues of $263,758 for the three months ended March 31, 2019 as compared to revenues of $255,365 for the three months ended March 31, 2018. The increase in revenue is due to the normal fluctuation in the market.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2019 was $145,512 compared to cost of goods sold of $102,591 for the three months ended March 31, 2018. The increase in cost of goods sold was due to normal fluctuation in the wholesale cannabis market.

Salaries and Wages

Salaries and Wages increased to $146,455 for the three months ended March 31, 2019 as compared to $133,440 for the three months ended March 31, 2018. The increase in salaries and wages was due to normal increase in labor cost.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $243,030 for the three months ended March 31, 2019 as compared to $164,088 for the three months ended March 31, 2018. This increase reflects the fact that some of the expenses associated with this category have decreased over time.

Professional Fees

Professional fees were $45,850 for the three months ended March 31, 2019, as compared to $1,185,727 for the three months ended March 31, 2018. The decrease in professional fees was a result of stock issuance in exchange for professional services and the shares were valued at market price on issuance date.

Interest Expense

Interest expense and debt amortization expense decreased to $473,811 for the three months ended March 31, 2019 from $725,789 for the three months ended March 31, 2018. These decreases were due to lesser debt incurred over the past 12 months to acquire land and fund expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $446,894 for the three months ended March 31, 2019 from $1,557,197 for the three months ended March 31, 2018. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Loss on extinguishment of debt

Loss on extinguishment of debt was $25,000 for the three months ended March 31, 2019 as compared to $-0- for the three months ended March 31, 2018. The loss was due to ratchet provision, which is change in conversion price on one of the convertible notes issued in 2018.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities decreased to $5,404,936 for the three months ended March 31, 2019 from $16,361,519 for the three months ended March 31, 2018. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income increased to $224 for the three months ended March 31, 2019 as compared to $-0- for the three months ended March 31, 2018.

Net Income

We incurred net income of $4,274,532 for the three months ended March 31, 2019, as compared to a net income of $12,711,407 for the three months ended March 31, 2018.

The majority of our net income during the three-month period ending March 31, 2018 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the three months ended March 31, 2019 and 2018 were loss of $107,159 and income of $36,645, respectively.

Liquidity and Capital Resources

May 2017 Financing

On May 11, 2017, we entered into a second financing agreement with Cayman Venture Capital Fund (the “Institutional Investor”) which had previously completed approximately $3.3 Million in in financing as listed in the 2018 10-K and previous filings to provide the Company with up to an additional $5.8 million in convertible note funding (the “ May 2017 Notes \ ”) through July 31, 2018 (the “ May 2017 Financing Agreement ”). The May 2017 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017 and as of March 31, 2018, to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

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

January 2018 Financing

Effective January 22, 2018, and amended as of July 31, 2018 we entered into a financing agreement with a high net worth investor (the “ HNW Investor ”) to provide the Company with up to $1.4 million in convertible note funding (the “ January 2018 Notes  ”) through July 31, 2018 (the “  January 2018 Financing Agreement  ”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share (the “$0.10 Notes ”).

While the January 2018 Financing Agreement granted the HNW Investor the right to acquire additional January 2018 Notes by certain deadlines if additional funding was provided, no additional $0.10 Notes were purchased until the January 2018 Financing Agreement was amended in December, 2018 to allow the HNW investor the right to purchase an additional $25,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share (the “$0.05 Notes ”). In January 2019 the Agreement was further amended to lower the conversion price of the previously purchased $0.10 Note to $0.05, and to modify terms of the $0.10 Note to make them consistent with the May 2017 Financing Agreement executed with the Institutional Investor, and to allow for the right of the HNW Investor to acquire an additional $200,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (the “$0.03 Notes ”).

In March, 2019 the agreement was further amended to lower the conversion prices of the previously issued $0.05 Notes to $0.03. As of the date of this Annual report, the HNW Investor has purchased an additional aggregate of $75,000 in principal amount of the $0.03 Notes and has indicated he will purchase the remaining $125,000 of the $0.03 Notes.

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

Note Conversion

On March 5, 2019, a total of 7,785,952 shares of common stock were issued to Cayman Venture Capital Fund in consideration of settlement a total of $233,579 in principal and interest pursuant to a Note Conversion. The Note was reported as converted on September 16, 2018 when the documents were submitted but the shares were not issued until March 5, 2019. The shares have now been issued and are in electronic format in an account at the transfer agent pending delivery to the Cayman Venture Capital Fund. For more information see Footnote “R” to Convertible Debt Summary in Note 6 to the Financials.

Future Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

On December 28, 2018 KAYS informed she staff of the Kaya Shack Operations that they had been allocated a total of 2,050,000 shares of stock from the KAYS 2011 Employee Stock Plan (the “Plan”) for their service to the Company. The shares are subject to final approval of and confirmation by the Board of Directors to determine that the potential share issuances are valid according to the terms of the plan and other limitations, and will be reviewed at the next Board Meeting. Upon confirmation of eligibility and issuance from the Board of Directors, the recipients will be issued an account statement evidencing their shares along with instructions as how to effect delivery from the transfer agent.

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

The above awards are all subject to final approval of and confirmation by the Board of Directors to determine that the potential share issuances are valid according to the terms of the plan and other qualifications and will be reviewed at the next Board Meeting to be held prior to June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of March 31, 2019. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2019 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our periodic reports filed under the Securities Exchange Act of 1934, in the fourth quarter of 2018, KAYS concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the Oregon Liquor Control Commission (the “OLCC”) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase included a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted, as well as a substantial amount of manufactured extracts and related cannabis products. KAYS entered into a management agreement with the holder of existing OLCC licenses (“Sunstone”) to oversee operations at the facility pending transfer of the license to KAYS, which were aware would be an extended and cumbersome process.

At all times since we began the transaction process and on an ongoing basis since the transaction was concluded, we have worked in close cooperation with the OLCC at each stage to both document the transaction, renew the existing licenses and transfer the licenses to us and submitted a substantial volume of paperwork to the OLCC with respect to the foregoing. We communicated with the OLCC on numerous occasions and requested guidance as to how to legally structure and complete the transfer of the licenses to us.

In November 2018, we were notified that that the OLCC was doing a Compliance Review, pending the requested transfer of the licenses (which is normal practice) and that they may have issues with how certain aspects of the transaction were structured.

We asked the OLCC for guidance with respect to interim operation of the facility and were advised to continue operating as usual. Subsequently, in February and March of 2019, the OLCC issued Conditional Letters of authority so that the facility could continue operations for a period not to exceed one year from the dates issued, pending the Sunstone License renewals and processing of the requested license transfers to KAYS.

Notwithstanding the foregoing, in mid-April 2019, we were advised by Sunstone that it had been notified that the OLCC was proposing that Sunstone’s licenses be cancelled, claiming that that Sunstone had not filed paperwork correctly with respect to the transaction or its historical ownership.

Sunstone’s attorney has filed a request for a hearing which we have been advised by the OLCC could take over a year to occur and resolve due to the extensive number of licensing matters being processed. A cursory review of the resolution of other sale-related compliance matters listed on the OLCC’s website shows that it is not atypical to for the OLCC to seek revocation of a license, but that often the settlement of that matter includes the sale and transfer of the license which, is what we are seeking. For the record, neither KAYS nor our Oregon OLCC licensed entities were named in OLCC action.

The Company notes that in a new and emerging regulatory environment for legal cannabis production and sale, licensing issues such as the present one periodically arise. In fact, as previously reported, the Company has encountered such issues in connection with its Portland, Oregon retail outlet and its planned Lebanon, Oregon grow and production operation, all of which were satisfactorily resolved in the Company’s favor. Accordingly, the Company is cooperating with Sunstone and the OLCC with respect to this matter and is optimistic that once the extensive record of paperwork submitted to and consultation with the OLCC has been reviewed, it will be able secure transfer of the OLCC licenses.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2019 the Company received $70,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On February 11, 2019 the Company received $150,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On March 20, 2019 the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On April 16, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On May 6, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

All of the foregoing securities were issued pursuant to the exemption from the registration afforded by Section 4 (a) (2) of the Securities act of 1933, as amended and the rules and regulations thereunder.

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

Dated: May 21, 2019

 KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)