Form 10-Q
period 2019-06-30
Kaya Holdings, Inc.
filed 2019-08-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2019

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

(954)-892-6911

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

As of August 19, 2019, the Issuer had 173,598,080 shares of its common stock outstanding.

1

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2019 (Unaudited) and December 31, 2018

ASSETS
	(Unaudited)	(Audited)
	June 30, 2019	December 31, 2018
CURRENT ASSETS:
Cash and equivalents	$120,083	$111,512
Inventory-net of allowance	123,954	131,542
Prepaid expenses	12,774	20,541
Total current assets	256,811	263,595

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	525,451	—
Property and equipment, net	2,252,858	2,348,780
Deposits	31,523	31,523
Total other assets	2,809,832	2,380,303

Total assets	$3,066,643	$2,643,898

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$651,958	$562,016
Accounts payable and accrued expense-related parties	7,737	7,737
Accrued interest	883,814	659,169
Right-of-use liabiliy - operating lease	146,040	—
Convertible notes payable-net of discount	334,052	2,894,294
Notes payable	9,312	9,312
Derivative liabilities	10,644,017	19,783,034
Total current liabilities	12,676,930	23,915,562

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	500,000	500,000
Convertible notes payable-net of discount	4,557,583	1,283,557
Notes payable-related party	250,000	250,000
Rights-of-use liability-operating lease	383,938	—
Total long term liabilities	5,691,521	2,033,557

Total liabilities	18,368,451	25,949,119

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at June 30, 2019 and December 31, 2018	50	50
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
173,598,080 shares issued as of June 30, 2019 and
165,812,128 shares issued as of December 31, 2018	173,598	165,812
Subscriptions payable	163,630	397,209
Additional paid in capital	17,384,679	17,100,137
Accumulated deficit	(31,811,640)	(39,924,912)
Non-controlling interest	(1,212,125)	(1,043,517)
Net stockholders' equity/(deficit)	(15,301,808)	(23,305,221)

Total liabilities and stockholders' equity/(deficit)	$3,066,643	$2,643,898

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net sales	$249,121	$291,133	$512,879	$546,498

Cost of sales	92,719	118,420	238,231	221,011

Gross profit	156,402	172,713	274,648	325,487

Operating expenses:
Professional fees	145,119	172,331	190,969	1,358,059
Salaries and wages	114,415	102,192	260,870	235,632
General and administrative	217,197	175,158	460,220	339,246
Total operating expenses	476,731	449,681	912,059	1,932,937

Operating loss	(320,329)	(276,968)	(637,411)	(1,607,450)

Other income(expense):
Interest expense	(132,193)	(137,784)	(258,395)	(283,808)
Amortization of debt discount	(366,177)	(544,357)	(713,786)	(1,124,122)
Derivative liabilities expense	(115,253)	(356,394)	(562,148)	(1,913,591)
Gain (loss) on extinguishment of debt	—	—	(25,000)	—
Change in derivative liabilities expense	4,736,220	(256,374)	10,141,165	16,105,145
Other income (expense)	14	—	238	—
Total other income (expense)	4,122,620	(1,294,909)	8,582,075	12,783,624

Net income (loss)	3,802,291	(1,571,877)	7,944,664	11,176,174

Net (loss) attributed to non-controlling interest	(61,449)	(37,909)	(168,608)	(74,554)

Net income (loss) attributed to Kaya Holdings, Inc.	3,863,740	(1,533,968)	8,113,272	11,250,728

Basic net income (loss) per common share	$0.02	$(0.01)	$0.05	$0.08

Weighted average number of common shares outstanding - Basic	173,598,080	139,409,719	170,872,997	139,251,765

Diluted net income (loss) per common share	$0.01	$(0.01)	$0.02	$0.08

Weighted average number of common shares outstanding - Diluted	423,656,593	139,409,719	420,931,510	139,251,765

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net income/(loss)	$8,113,272	$11,250,728
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(168,608)	(74,554)
Depreciation	115,590	43,149
Imputed interest	33,749	15,000
Loss (Gain) on Extinguishment of Debt	25,000	—
Derivative expense	562,148	1,913,591
Change in derivative liabilities	(10,141,165)	(16,105,145)
Amortization of debt discount	713,786	1,124,122
Stock issued for interest	—	—
Changes in operating assets and liabilities:
Prepaid expense	7,767	(12,904)
Inventory	7,588	(27,809)
Right-of-use asset	113,142	—
Deposits	—	66,974
Accrued interest	224,645	238,881
Accounts payable and accrued expenses	89,940	974,251
Right-of-use liabilities	(108,615)	—

Net cash used in operating activities	(411,761)	(593,716)

INVESTING ACTIVITIES:
Purchase of property and equipment	(19,668)	(114,655)
Net cash used in investing activities	(19,668)	(114,655)

FINANCING ACTIVITIES:
Proceeds from Common stock subscription	—	50,000
Proceeds from convertible debt	440,000	570,000
Payments on notes payable	—	(51,274)
Net cash provided by financing activities	440,000	568,726

NET INCREASE IN CASH	8,571	(139,645)

CASH BEGINNING BALANCE	111,512	318,462

CASH ENDING BALANCE	$120,083	$178,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	—	—
Value of accrued interest payable reclassified as principal	—	7,133
Adoption of lease standard ASC 842	638,593	—
Derivative liability on convertible note payable	440,000	—
Value of common shares issued for conversion of convertible	233,579	—
notes payable issued from stock payable
Value of common shares issued as payment of interest	—	12,499

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the six months ended June 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Subscription Payable	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2017	49,900	$50	138,993,087	$138,992	$152,796	$12,811,671	$(44,672,209)	$(833,710)	$(32,402,410)

Imputed interest	—	—	—	—	—	7,500	—	—	7,500

Common stock issued for debt conversion and interest	—	—	416,632	417	—	12,082	—	—	12,499

Imputed interest	—	—	—	—	—	57,450	—	—	57,450

Payment on subscriptions payable	—	—	—	—	50	—	—	—	50

Net loss	—	—	—	—	—	—	(11,250,728)	(74,554)	(11,176,174)

Balance, June 30, 2018	49,900	$50	139,409,719	$139,409	$152,846	$12,888,703	$(33,421,481)	$(908,264)	$(21,148,737)

Balance, December 31, 2018	49,900	$50	165,812,128	$165,812	$397,209	$17,100,137	$(39,924,912)	$(1,043,517)	$(23,305,222)

Imputed interest	—	—	—	—	—	33,749	—	—	33,750

Loss on debt extinguishment	—	—	—	—	—	25,000	—	—	25,000

Common stock issued for debt conversion and interest	—	—	7,785,952	7,786	(233,579)	225,793	—	—	—

Net loss	—	—	—	—	—	—	8,113,272	(168,608)	7,944,664

Balance, June 30, 2019	49,900	$50	173,598,080	$173,598	$163,630	$17,384,679	$(31,811,640)	$(1,212,125)	$(15,301,808)

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

The Company has three subsidiaries, Alternative Fuels Americas, Inc, a Florida corporation, which is wholly-owned, Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which holds the Company’s recently acquired 26 acre property in Lebanon, Oregon on which it plans to develop a legal cannabis cultivation and manufacturing facility. MJAI develops and operates the Company’s legal cannabis retail operations in Oregon through controlling ownership interests in five Oregon limited liability companies: MJAI Oregon 1 LLC, MJAI Oregon 2 LLC, MJAI Oregon 3 LLC, MJAI Oregon 4 LLC and MJAI Oregon 5 LLC (Inactive).

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $8,113,272 for the six months ended June 30, 2019 and a net income of $11,250,728 for the six months ended June 30, 2018. The decrease in net income is due to the changes in derivative liabilities and the company continues to have operating losses. At June 30, 2019 the Company has a working capital deficiency of $12,420,119 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plans of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2019 is $123,954 and $131,542 as of December 31, 2018. No allowance as necessary as of June 30, 2019 and December 31, 2018.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5-30 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at June 30, 2019
	Level 1		Level 2		Level 3
Assets
Cash	$120,083	$		$
Total assets	120,083		-		-
Liabilities
Convertible debentures, net of discounts of $917,478	-		-		5,391,635
Short term debt, net of discounts of $-0-	-		259,312		-
Derivative liability	-		-		10,644,017
Total liabilities	-		259,312		16,035,652
	$120,083		$(259,312)		$(16,035,652)

	Fair Value Measurements at December 31, 2018
	Level 1		Level 2		Level 3
Assets
Cash	$111,512	$		$
Total assets	111,512		-		-
Liabilities
Convertible debentures, net of discounts of $1,191,264	-		-		4,677,851
Short term debt, net of discounts of $-0-	-		259,312		-
Derivative liability	-		-		19,783,034
Total liabilities	-		259,312		24,460,885
	$111,512		$(259,312)		$(24,460,885)

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

In July 2017, the FASB issued ASU 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendment also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Prior to this Update, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with Topic 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

The amendments in Part 1 of this Update are a cost savings relative to former accounting. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

The Company adopted this new standard on January 1, 2019; however, the Company needs to continue the derivative liabilities due to variable conversion price on some of the convertible instruments. As such, it did not have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identifying the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 – Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

To confirm, all of our OLCC licensed cannabis retail sales operations are conducted and operated on a “cash and carry” basis- product(s) from our inventory accounts are sold to the customer(s) and the customer settles the account at time of receipt of product via cash payment at our retail store; the transaction is recorded at the time of sale in our point of sale software system. Revenue is only reported after product has been delivered to the customer and the customer has paid for the product with cash.

To date the only other revenue we have received is for ATM transactions and revenue from this activity is only reported after we receive payment via check from the ATM service provider company.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2019.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized a right of use asset of $638,593, operating lease liabilities of $638,593, based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating lease.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” to simply the accounting for certain instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Further, companies that provide earnings per share (“EPS”) data will adjust the basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this new standard on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ATM Machine	$11,000	$11,000
Computer	22,736	22,736
Furniture & Fixtures	49,408	49,408
HVAC	41,768	25,000
Land	697,420	697,420
Leasehold Improvements	333,529	333,529
Machinery and Equipment	408,133	405,233
Sign	43,594	43,594
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,704,691	2,685,023
Less: Accumulated Depreciation	(451,833)	(336,243)
Property, Plant and Equipment - net	$2,252,858	$2,348,780

Depreciation expense totaled of $115,590 and $43,149 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)
Construction Deposits	$—	$—
Rent Deposits	22,032	22,032
Security Deposits	$9,491	$9,491
Non-Current Assets	$31,523	$31,523

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes were $10,644,017 at June 30, 2019 and $19,783,034 at December 31, 2018.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			6.30.19	12.31.18

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-21	65,700	65,700
C	Convertible		X	8.0%	1-Jan-21	32,850	32,850
D	Convertible		X	8.0%	1-Jan-21	209,047	209,047
O	Convertible		X	8.0%	1-Jan-21	109,167	109,167
P	Convertible		X	8.0%	1-Jan-21	52,767	52,767
Q	Convertible		X	8.0%	1-Jan-21	52,050	52,050
S	Convertible		X	8.0%	1-Jan-21	50,400	50,400
T	Convertible		X	8.0%	1-Jan-21	250,000	250,000
X	Convertible	X		8.0%	1-Jan-19	66,800	66,800
BB	Convertible	X		10.0%	1-Jan-19	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-19	100,000	100,000
EE	Convertible		X	0.0%	31-Dec-21	500,000	500,000
KK	Convertible		X	8.0%	1-Jan-21	150,000	150,000
LL	Convertible		X	8.0%	1-Jan-21	600,000	600,000
MM	Convertible		X	8.0%	1-Jan-21	100,000	100,000
NN	Convertible		X	8.0%	1-Jan-21	500,000	500,000
OO	Convertible		X	8.0%	1-Jan-21	500,000	500,000
PP	Convertible		X	8.0%	1-Jan-21	500,000	500,000
QQ	Convertible		X	8.0%	1-Jan-21	150,000	150,000
RR	Convertible		X	8.0%	1-Jan-21	500,000	500,000
SS	Convertible		X	8.0%	1-Jan-21	150,000	150,000
TT	Convertible		X	8.0%	1-Jan-21	300,000	300,000
UU	Convertible		X	8.0%	1-Jan-21	150,000	150,000
VV	Convertible		X	5.0%	31-Jan-20	100,333	100,333
XX	Convertible		X	8.0%	1-Jan-21	100,000	100,000
YY	Convertible		X	8.0%	1-Jan-21	155,000	155,000
ZZ	Convertible		X	8.0%	1-Jan-21	150,000	150,000
AAA	Convertible		X	8.0%	1-Jan-21	95,000	95,000
BBB	Convertible		X	8.0%	1-Jan-21	80,000	80,000
CCC	Convertible	X		8.0%	1-Jan-20	25,000	25,000
DDD	Convertible		X	8.0%	1-Jan-21	70,000	-
EEE	Convertible		X	8.0%	1-Jan-21	150,000	-
FFF	Convertible		X	8.0%	1-Jan-21	15,000	-
GGG	Convertible		X	8.0%	1-Jan-21	75,000	-
HHH	Convertible		X	8.0%	1-Jan-21	35,000	-
III	Convertible		X	8.0%	1-Jan-21	25,000	-
JJJ	Convertible		X	8.0%	1-Jan-21	50,000	-
KKK	Convertible		X	8.0%	1-Jan-21	20,000	-
Total Convertible Debt						6,309,114	5,869,114
Less: Discount						(917,479)	(1,191,263)
Convertible Debt, Net of Discounts						$ 5,391,635	$ 4,677,851
Convertible Debt, Net of Discounts, Current						$ 334,052	$ 2,894,294
Convertible Debt, Net of Discounts, Long-term						$ 5,057,583	$ 1,783,557

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.18% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.065 per share to $0.45 per share and a conversion price ranging from $0.05 per share to $0.41 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $50,576.

 A recap of the balance of outstanding convertible debt at June 30, 2019 is as follows:

Principal balance	$25,000
Accrued interest	25,576
Balance maturing for the period ending:
June 30, 2019	$50,576

The Company valued the derivative liabilities at June 30, 2019 at $23,468. The Company recognized a change in the fair value of derivative liabilities for the six months ended June 30, 2019 of $1,606 which were charged (credited) to operations.  In determining the indicated values at June 30, 2019, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.09, and conversion prices of $0.07 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.065 per share to $0.14 per share and a conversion price ranging from $0.03 per share to $0.04 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative liability associated with this note as of June 30, 2019 were $550,015.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $131,091. The derivative liability associated with this note as of June 30, 2019 were $195,201.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $63,364. The derivative liability associated with this note as of June 30, 2019 were $94,352.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share a conversion price of $0.03 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $62,503. The derivative liability associated with this note as of June 30, 2019 were $93,071.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $60,522. The derivative liability associated with this note as of June 30, 2019 were $90,120.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.08% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $300,320. The derivative liability associated with this note as of June 30, 2019 were $447,192.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $76,797. The derivative liability associated with this note as of June 30, 2019 were $96,465.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $57,482. The derivative liability associated with this note as of June 30, 2019 were $72,204.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $114,965. The derivative liability associated with this note as of June 30, 2019 were $144,409.

(EE)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. As of June 30, 2019, the debt discount was amortized in full.

On January 1, 2018 the holder of the note extended the due date until December 31, 2021.

As of June 30, 2019, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 9% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

The derivative liability associated with this note as of June 30, 2019 was $812,519.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $180,025. The derivative liability associated with this note as of June 30, 2019 were $268,066.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.31 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $717,967. The derivative liability associated with this note as of June 30, 2019 were $1,069,091.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.31 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $119,417. The derivative liability associated with this note as of June 30, 2019 were $177,818.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.31 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $596,306. The derivative liability associated with this note as of June 30, 2019 were $887,931.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to154.71%, trading prices ranging from $0.065 per share to $0.30 per share. The balance of the convertible note at June 30, 2019 including accrued interest and net of the discount amounted to $594,750. The derivative liability associated with this note as of June 30, 2019 were $885,615.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.065 per share to $0.27 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $504,321, net of the discount of $81,652. The derivative liability associated with this note as of June 30, 2019 were $872,544.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.63%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.065 per share to $0.27 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $144,063, net of the discount of $29,395. The derivative liability associated with this note as of June 30, 2019 were $258,289.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.065 per share to $0.27 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $446,883, net of the discount of $119,756. The derivative liability associated with this note as of June 30, 2019 were $843,756.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 131.81%, trading prices ranging from $0.065 per share to $0.27 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $130,765, net of the discount of $37,560. The derivative liability associated with this note as of June 30, 2019 were $250,645.

(TT)

On February 5, 2018, the Company received $300,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $.05 per share to $0.49 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $266,628, net of the discount of $66,906. The derivative liability associated with this note as of June 30, 2019 were $496,650.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.065 per share to $0.14 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $140,062, net of the discount of $25,193. The derivative liability associated with this note as of June 30, 2019 were $246,073.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.065 per share to $0.14 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $81,392, net of the discount of $26,033. The derivative liability associated with this note as of June 30, 2019 were $140,030.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.82% to 2.63%, volatility from 84.63% to 127.07%, trading prices ranging from $0.065 per share to $0.16 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $86,192, net of the discount of $22,509. The derivative liability associated with this note as of June 30, 2019 were $161,862.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.81%, volatility from 84.63% to 126.88%, trading prices ranging from $0.065 per share to $0.13 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $116,675, net of the discount of $50,113. The derivative liability associated with this note as of June 30, 2019 were $248,357.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.48% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.065 per share to $0.13 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $117,272, net of the discount of $43,281. The derivative liability associated with this note as of June 30, 2019 were $239,072.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.83%, volatility from 84.63% to 126.38%, trading price at $0.065 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $79,516, net of the discount of $21,293. The derivative liability associated with this note as of June 30, 2019 were $150,110.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.81%, volatility from 84.63% to 118.96%, trading price at $0.065 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $57,305, net of the discount of $26,535. The derivative liability associated with this note as of June 30, 2019 were $124,842.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.05 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $0.05 per share to $0.03 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.63%, volatility from 84.63% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $18,999, net of the discount of $7,048. The derivative liability associated with this note as of June 30, 2019 were $33,996.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.59%, volatility from 84.63% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $31,854, net of the discount of $40,585. The derivative liability associated with this note as of June 30, 2019 were $107,866.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.48%, volatility from 84.63% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $32,468, net of the discount of $122,102. The derivative liability associated with this note as of June 30, 2019 were $230,163.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.40%, volatility from 82.70% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $2,377, net of the discount of $12,958. The derivative liability associated with this note as of June 30, 2019 were $22,835.

(GGG)

On April 6, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.40%, volatility from 82.70% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $11,421, net of the discount of $64,976. The derivative liability associated with this note as of June 30, 2019 were $113,760.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.40%, volatility from 82.70% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $4,424, net of the discount of $31,105. The derivative liability associated with this note as of June 30, 2019 were $52,905.

(III)

On May 6, 2019 the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.40%, volatility from 82.70% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $2,570, net of the discount of $22,731. The derivative liability associated with this note as of June 30, 2019 were $37,675.

(JJJ)

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.40%, volatility from 82.70% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $3,822, net of the discount of $46,616. The derivative liability associated with this note as of June 30, 2019 were $75,105.

(KKK)

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.27% to 2.40%, volatility from 82.70% to 100.81%, trading price of ranging from $0.065 to $0.11 per share. The balance of the convertible note at June 30, 2019 including accrued interest amounted to $978, net of the discount of $19,132. The derivative liability associated with this note as of June 30, 2019 were $29,944.

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non Related Party

	June 30, 2019	December 31, 2018
Note 3	-0-	-0-
Note 4	-0-	-0-
Note 5	9,312	9,312
Note 6	-0-	-0-
Total Non-Convertible Debt	9,312	9,312

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

(4) On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018

(5) On September 16, 2016 the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of June 30, 2019.

(6) On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018 the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV) due January 1, 2020

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

As of June 30, 2019, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

Summary Notes Payable Schedule-All Debt

Balance December 31, 2018	$6,128,424
New Notes Payable	440,000
Addition due to amendment	-0-
Repaid Notes Payable	-0-
Conversions	-0-
Balance June 30, 2019	$6,568,424

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

In February of 2018 the Company authorized the issuance of 6,200,000 shares of common shares of Kaya Holdings Inc. for employee compensation and consulting fees. The shares were valued at $942,400. As of December 31, 2018, all 6,200,000 shares were issued on July 6, 2018.

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

In June of 2018, the Company authorized the issuance of 1,000,000 shares of common shares of Kaya Holdings Inc. for legal service. The shares were valued at $138,500. As of December 31, 2018, all shares were issued on July 6, 2018.

On July 6, 2018, the Company issued 1,805,555 shares of common shares of Kaya Holdings Inc. that previously recorded as stock payable in 2017 in satisfaction of promissory note due November 30, 2017 in the amount of $54,166, for principal and accrued but unpaid interest, which is convertible at $0.03 per share. In addition, the Company authorized 3,200,000 shares of Kaya Holdings Inc. for services at value of $301,510. As of December 31, 2018, 1,000,000 shares were unissued and valued at $65,000.

In August of 2018, the Company sold 2,500,000 shares of common stock for gross proceeds of $250,000. As of September 30, 2018, all shares were issued on August 24, 2018.

In August of 2018, the Company issued total of 12,000,000 shares to acquire the OLCC licensed marijuana production and processing facility, consisting of the building and equipment. The shares were valued at $1,417,200 (See Note 11).

In September of 2018, the Company authorized the issuance of 7,785,952 restricted common shares of Kaya Holdings, Inc. stock to an accredited investor of the company. This was a conversion of a Notes Payable and Interest with a total value of $233,579, the Note Payable was due January 1, 2019.

In September of 2018 the Company authorized the issuance of 100,000 shares of common shares of Kaya Holdings Inc. for professional service. The shares were valued at $11,200 and the shares were issued on November 27, 2018.

On March 5, 2019, total of 7,785,952 shares of common stock had been issued from stock payable to settle the conversion dated on September 16, 2018.

NOTE 9 DERIVATIVE LIABILITIES

Effective January 1, 2019, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

However,, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2018	$19,783,034
Initial	1,002,148
Change in Derivative Values	(10,141,165)
Conversion of debt-reclass to APIC	-0-
Balance as of June 30, 2019	$10,644,017

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded the amortization of debt discount of $366,177 and $713,786 for the three and six months ended June 30, 2019, respectively.

The Company recorded derivative liability expense of $115,254 and $562,148 for the three and six months ended June 30, 2019, respectively.

The Company recorded a change in the value of embedded derivative liabilities income of $4,736,229 and $10,141,165 for the three and six months ended June 30, 2019, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $917,479 as of June 30, 2019.

The Company recorded the amortization of debt discount of $366,177 and $713,786 for the three and six months ended June 30, 2019, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

At December 2017, the company was indebted to Craig Frank, Chairman, CEO and Acting CFO for KAYS, in the amount of $7,737.00 for travel and miscellaneous expenses incurred by Mr. Frank from travel and related activities in Oregon.

In each of 2017 and 2018, the Company issued stock grants to Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock for their service as board members. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

In 2017 and 2018, the Company issued stock grants to Craig Frank for 2,000,000 and 3,000,00 shares of KAYS stock respectively, pursuant to his employment agreement via board resolution. Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock. The stock was issued from Treasury as restricted stock and carries a one year restriction before it can be registered for resale pursuant to Rule 144.

In August, 2018 KAYS entered into an agreement with Bruce Burwick, (who subsequently joined the Board of Directors and became an affiliate of the Company) to purchase the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. KAYS paid Bruce Burwick $1,300,000.00 for the real property and schedule of equipment that was and is used to operate the facility.

Bruce Burwick acquired the property for satisfaction of a promissory note due him for $1,433,000.00. The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. The shares carry a lock-up-restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS. Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we purchased.

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

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of June 30, 2019, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of June 30, 2019, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of June 30, 2019, the note was paid in full.

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of June 30, 2019, the note was paid in full.

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2018	11,065,540	0.0316297	3.8
Granted	-0-	-0-	-0-
Exercised	-0-	-	-
Expired	-0-	-	-
Balance as of June 30, 2019	11,065,540	0.0316297	3.55

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several operating leases for an office and store lease in Fort Lauderdale, Florida and several locations in Oregon under arrangements classified as leases under ASC 842.

Effective June 12, 2017, the Company leased the office space in Fort Lauderdale, Florida under a 5-year operating lease expiring June 30, 2022. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,017 and culminating in a monthly payment of $4,839. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was terminated on July 3, 2019 and the Company agreed to issue landlord 500,000 shares of common stock as penalty for early termination.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021. The rental payment is $1,802 per month. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease.

Effective May 15, 2014, the Company leased an unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $2,250 and culminating in a monthly payment of $2,632. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective June 1, 2015, the Company leased an unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $3,584 and culminating in a monthly payment of $4,034. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective April 15, 2016, the Company leased an unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,367 and culminating in a monthly payment of $4,915. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective April 15, 2016, the Company leased an unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,617 and culminating in a monthly payment of $5,196. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $525,451 and operating lease liabilities of $529,978 as of June 30, 2019. Operating lease expense for the three and six months ended June 30, 2019 was $75,789 and $139,325, respectively. The Company had cash used in operating activities related to leases of $45,830 and $101,878 during the three and six months ended June 30, 2019, respectively.

Maturity of Lease Liabilities at June 30, 2019	Amount
2019 (excluding the six months ended June 30, 2019)	$146,040
2020	237,635
2021	154,856
2022	54,688
Later years	—
Total lease payments	593,219
Less: Imputed interest	(63,241)
Present value of lease liabilities	$529,978

NOTE 15 – SUBSEQUENT EVENTS

On July 2, 2019 the Company received $75,000.00 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Finance Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible at $0.03 per share. The Note is Due in January of 2021.

On July 30, 2019 the Company announced that they had signed an Agreement with The Franchise Academy, a Leading Canadian Franchise Development and Sales Group, to establish and implement the Kaya Shack™ Retail Cannabis Store Franchise Program in Canada Targeting 75-100  Kaya Shack™ retail cannabis stores in Canada by 2024, subject to regulatory approval and market acceptance.

In this Quarterly Report on Form 10-Q, the terms “Kaya Holdings,” “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward Looking Statements

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

Available Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that are available through the SEC’s Electronic Data Gathering Analysis and Retrieval System, known as EDGAR, through the SEC’s website (www.sec.gov).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc., “KAYS” or the “Company” a Delaware corporation, is a vertically integrated legal marijuana enterprise that produces, distributes, and/or sells a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands.

Current Oregon Operations

In Oregon, all of the Company’s operations are licensed by the Oregon Liquor Control Commission (the “OLCC’), which has jurisdiction over legal medical and recreational cannabis grow, production and retail operations. The Company originally commenced operations in Oregon in July 2014, operating medical marijuana dispensaries (“MMDs”) when only medical marijuana sales had been legalized. However, this afforded the Company to be in position to rapidly move into the grow, production and retailing of recreational marijuana when legalization of recreational cannabis sales followed shortly thereafter in October 2015.

The Company currently operates a chain of three Kaya Shack™ retail outlets and has developed its own proprietary Kaya Farms™ strains of cannabis, which it grows and produces (together with edibles and other cannabis products) at its Eugene, Oregon Sunstone Farms indoor cannabis grow and production facility, which KAYS acquired in October 2018 and is presently operating under a Management Agreement pending transfer of the licenses by the OLCC to the Company, upon completion of a satisfactory compliance review.

Additionally, the Company also owns a 26-acre parcel in Lebanon, Linn County, Oregon, which it purchased in August 2017 on which it intends to construct a cannabis cultivation and manufacturing complex, which will initially consist of an 85,000-square foot Kaya Farms™ greenhouse grow and production facility. The Company maintains a genetics library of over 30 strains of cannabis it has developed and has also formulated various cannabis-infused edibles, marijuana cigarettes and other cannabis derivatives under its proprietary “Kaya” brand names.

The Company’s business strategy seeks to achieve four fundamentals objectives:

·	maintaining direct access to customers (to own the relationship with end-users);
·	effecting vertical integration to control the supply chain (to control cost, selection and quality);
·	introducing strong brands in tradition and innovative categories (to control asset development); and
·	creating the capacity to expand nationally and internationally as regulations and opportunities permit.

Domestic and International Plans for Expansion

The Company is focusing its efforts on expanding its operations both domestically and internationally by:

·	replicating its Kaya Shack™ brand retail outlets through franchising, initially in Canada, where the production and use of marijuana for both medical and recreational purposes is legal nationwide and ultimately into U.S. states where medical and recreational marijuana production and use is legal or expected to become legal in the near term;
·	retaining Franchise Academy, Inc., a franchise consulting group, to assist it, together with Garfinkle Biderman LLP, a Canadian law firm specializing in the franchise arena, in the development, planning, launch and implementation of its retail franchise program in Canada;
·	utilizing its marijuana grow, processing, manufacturing and production facilities (which have the capability to grow and process up to 100,000 pounds of cannabis annually) to support its planned franchised outlets, in order to both maintain quality control and offer customers a consistent customer experience while reducing costs of goods to franchisees;
·	developing, producing and marketing, additional cannabis products, including flower, concentrates, extracts, cannabis-infused edibles, topicals, marijuana cigarettes and other specialty cannabis derivatives using its proprietary Kaya Shack™ and Kaya Farms™ brands edibles, marijuana cigarettes, extracts, and topicals;
·	establishing a branch in Israel, where it will seek to grow and export legal medical and recreational cannabis to European and Asian countries, as regulations permit; and
·	ultimately, taking advantage of anticipated regulatory changes to export cannabis and cannabis products from Oregon to other jurisdictions where medical and recreational cannabis use is legal.

The Company has formed Kaya Brands International, Inc. (“Kaya International”), a new Florida subsidiary, to undertake its planned Canadian retail franchise operations and other planned operations outside the U.S.

Corporate Information

Our corporate office is located at 915 Middle River Drive, Suite 316, Fort Lauderdale, Florida, 33304. Our telephone number is 954-892-6911 and our corporate website is www.kayaholdings.com. Information contained on our corporate website does not constitute part of this Memorandum.

Market Overview

According to Arcview Market Research and its research partner BDS Analytics, over the next 10 years, the legal cannabis industry will see much progress around the globe. Spending on legal cannabis worldwide is expected to hit $57 billion by 2027. The adult-use (recreational) market will cover 67% of the spending; medical marijuana will take up the remaining 33%.

The largest single market of cannabis buyers will be in North America, going from $9.2 billion in 2017 to $47.3 billion a decade later. The largest growth spread, however, is predicted within the rest-of-world markets, from $52 million spent in 2017 to a projected $2.5 billion in 2027.

While the U.S. market is expected to be dominated by recreational sales, the European market may have greater medical sales due to the inclusion of cannabis in the government subsidized healthcare systems. The European market is expected to be the single largest arena for medical marijuana.

The worldwide adult recreational cannabis market remains hampered by the United Nations and its 1961 Single Convention on Narcotic Drugs. The Arcview and BDS report believes nothing will be done to change the U.N. attitude until U.S. federal laws legalize marijuana something many industry experts and pundits believes will happen after the 2020 presidential election.

Important Industry Considerations

·	The initial decision by many U.S. states and Canada to create medical-only cannabis regulations prompted many other countries to act similarly. This increased further after California and Canada legalized adult recreational use.

·	South America has some of the most liberal medical cannabis programs. Led by Brazil, Argentina, Peru and Uruguay (the only country in the world in which adult recreational use is legal for all its citizens), the South American medical cannabis market may grow from $125 million in 2018 to $776 million in 2027.

·	Germany is poised to be the leader of the European cannabis market, and Italy is expected to be second with $1.2 billion in sales by 2027. Overall, however, the European cannabis market is not expected to grow as stridently as its potential suggests.

·	Australia’s legal cannabis market is forecast to grow from $52 million in 2018 to $1.2 billion in 2027, the 5th largest in the world.

·	Israel has a small population and a long history of legal medical marijuana use. It continues as a leader with years in the development of cannabis pharmaceuticals.

·	Canada is among the few countries where investors have already shown confidence in the future legality of the cannabis industry; they are betting with billions of dollars pouring into public equity investments.

Source: www.forbes.com | Legal Cannabis Industry Poised For Big Growth, In North America And Around The World | Thomas Pellechia | March 1, 2018.

The Kaya™ Family of Brands

Kaya Holdings, Inc., “KAYS” or the “Company” a Delaware corporation, is a vertically integrated legal marijuana enterprise that produces, distributes, and/or sells a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands.

Currently Operational Brands (2014-2019)

Next Stage Traditional (2019-2021)

Next Stage Innovative (2019-2021)

Note: The “Next Stage Traditional” and “Next Stage Innovative” brands are all targeted for release over the 6-18 months. The Company is currently awaiting the status of the license transfer at the Kaya Farms Indoor Marijuana Grow, Processing & Cannaceutical Production Facility in Eugene, Oregon, and the pending license issuance of the Kaya Farms Ag Facility in Lebanon, Oregon to finalize the release dates for these brands in Oregon. In the event that the license transfer at the Eugene facility and/or the licensing approval and construction timeline of the Lebanon facility is delayed or experiences difficulties, the Company has sourced other alternatives to expedite the release of the brands and will update shareholders accordingly as to revised brand rollout dates (if any).

The Kaya Shack™ Brand

Kaya Holdings operates the Kaya Shack™ brand of legal medical and recreational retail marijuana retail stores.

Kaya Holdings operates three recreational marijuana retail outlets and medical marijuana dispensaries in Oregon under the Kaya Shack™ brand.

Dubbed by the mainstream press as the “Starbucks of Marijuana” after our first outlet opened in July 2014, our operating concept is simple: to deliver a consistent customer experience (quality products, fair prices and superior customer service) to a broad and diverse base of customers. Kaya Shack™ meets the quality needs of the “marijuana enthusiast”, the comfort and atmosphere of all including “soccer moms” and the price sensitivities of casual smokers.

Additionally, Kaya Holdings maintains an active fourth OLCC Marijuana Retail License which it is seeking to move to its Eugene, Oregon Kaya Farms Indoor Production and Processing Facility so that the Company may offer a “Kaya Farm Store” and also serve as a retail delivery hub for Eugene, Oregon.

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

The Company is exploring opportunities to expand its operations beyond Oregon by replicating its Kaya Shack™ brand retail outlets through franchising in other states where recreational cannabis use is legal or expected to become legal in the near term, as well as in Canada, where it is legal nationwide. KAYS also is targeting opening corporate owned marijuana production and processing facilities to support the envisioned franchised outlets, and to both maintain quality control and offer customers a consistent customer experience while reducing costs of goods to franchisees.

STARBUCKS COFFEE
DRIVE THRU
Spin City
LAUNDROMAT
short STOP
MARKET
Adam's
Rib
SMOKE HOUSE
KayaShack
GRAND OPENING
KayaShack
Fine Affordable Cannabis
Bringing Good Vibes to Salem!
DRIVE

Kaya Shack™ Retail Outlets

KayaShack
kayashack.com
KayaBuddies
Buds with Benefits
premium • bud only • pre-rolls
Some of our happiest days haven't even happened yet.
Be Kind
REALLY HAPPY GLASS
QUALITY
PRICES
SELECTION
the
way
Bloom where you're planted
If you can dream it, you can do it
Do what makes your soul shine
EXTRACTS - CARTS - EDIBLES
PREMIUM FLOWER
acer

All stores feature a check out stand wrapped to feature the Company’s proprietary brand of pre-rolls, Kaya Buddies. The Buddies program is an exciting and popular pre-roll offering, featuring a wide selection (15-15 strains of pre-rolls) and featuring our special Kaya Saying in each Buddies tube. A glass display case showcases at least 25 strains of marijuana flower, which the stores serve to customers “deli style”, weighing straight from the jar to the customer’s take-out tube. An additional display case with a varied selection of oils, concentrates and topicals rounds out the cannabis product display.

kaya gear
Never Fear Shadows
KayaShack
PAKALOLO JUICE
CBD INFUSED JUICES COMING SOON
EXIT
PEACE LOVE & KAYA
KayaShack Be Kind
PEACE LOVE & KAYA
KayaShack Be Kind

The stores also feature standing display cases with cannabis intended glassware under the Company’s brand Really Happy Glass, as well as a rack of proprietary t-shirt designs marketed under the Company brand Kaya Gear. The store also has a hospitality area that offers free water, coffee, tea and hot cocoa. As required by law, all products containing marijuana are either behind locked glass or behind the counter and out of customer reach.

I.	Kaya Shack™ , 1719 SE Hawthorne Blvd., Portland, Oregon.

Be Kind
EXIT
Kaya
KayaShack
KayaBuddies
Be Kind
DON'T PASS IT ON.
KEEP IT

Our first Kaya Shack™ OLCC licensed marijuana store (located in the heart of the trendy Hawthorne district in southeast Portland, the “Greenwich Village” of the West Coast) opened for business July 03, 2014. The store is located next door to a cell phone repair shop, and near to Devil’s Dill restaurant and No Fun pub. There are also a McMenamins restaurant, tattoo parlor, convenience store, hair/nail salon and a soccer sports bar. The area around the shop is mixed use (commercial and residential) and has a footprint of approximately 700 square feet and is the model for the Company’s small urban shops.

II.	Kaya Shack ™ Marijuana Superstore, South Salem, Oregon.

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Our second Kaya Shack™ OLCC licensed marijuana store (located in South Salem, Oregon) opened for business on October 17, 2015. The store is located in a strip mall alongside a Caesar’s Pizza, Aaron’s furniture, a convenience store, a tanning salon, and a nail salon. The plaza also has a Subway, a sports bar and a laundromat. The area around the shop is primarily commercial with residential complexes under construction and has a footprint of approximately 2,100 square feet and

III.	Kaya Shack™ Marijuana Superstore, Central Salem, Oregon.

Our third Kaya Shack™ (located in Central Salem, Oregon) opened for business February 15, 2018. The store is located in a strip mall directly behind Carl Jr. and Popeye’s Chicken restaurants and alongside a microbrewery sports bar, laundromat, and Hawaiian sandwich shop. The area around the shop is primarily commercial with residential complexes ready to open Summer 2018. It has a footprint of approximately 3100 square feet and utilizes the Kaya Shack™ Marijuana Superstore model.

Kaya Shack™ Car Fleet and Home Delivery

The Company is licensed by the OLCC for home delivery for all four stores. The Company is interested in developing its delivery service and has a fleet of 4 Kaya Cars (wrapped Fiat 500s featuring the Company’s branding logos and colors and outfitted with safes and security) at the ready, and once the support software enabling compliant delivery is released Kaya Shack™ will commence with its home delivery service. We expect delivery to extend our visibility, assist in building brand awareness, and allow the Company to service a broader geographic territory. The Company has developed the website www.kayadelivers.com to advance the growth of its delivery service.

To make use of the cars while the Company waits to launch delivery service, the cars are currently used for promotional purposes at community fairs and roving billboards.

Kaya Farms™

Lebanon, Linn County, Oregon Marijuana Grow and Manufacturing Complex

In early 2015, KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. Since that time KAYS has operated various grow facilities to feed the Kaya Shack Supply Chain, and in August 2017, KAYS acquired its first property for a large scale facility- a 26-acre parcel in Lebanon, Linn County, Oregon, where we intend to develop an 85,000-square foot Kaya Farms™ Farm and greenhouse facility

Management believes that the acquisition and development of the property will position the Company for future growth and expansion, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows, as well as expansion of its production capabilities with brands in oils, vape cartridges, concentrates, a selection of edibles, and infused creams and lotions. When Federal Prohibition of marijuana ends and national and international cannabis trade can begin, we believe that Oregon is uniquely positioned to become America’s “pot basket” due to its superior climate and state history involving generations of Oregonian Cannabis Growers; ideal weather + extensive generational knowledge = superior, lower cost cannabis products for export.

We filed for zoning and land use approval in early 2018, and after numerous regulatory challenges and delays, we finally received zoning and land use approval in early 2019 to build on the property. We are presently in the final planning stages and are awaiting the culmination of the OLCC licensing process to begin construction. Under present laws the property can easily deliver 6-8,000 pounds of cannabis each year; if future regulations permit we believe that we can expand that capability to approximately 100,000 pounds of cannabis each year.

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

OWNER CONTACT

MJAI Oregon 5, LLC /
Marijuana Holdings Americas, Inc.,
dba Kaya Farms
Attn: W. David Jones
PHONE: 561-400-1971
EMAIL: wdavejones1@icloud.com

KAYA FARMS
Ag. Facility

OFFICE: 753 W. 5TH Avenue
Eugene, OR 97402-5103
PHONE: 541.689.3548
EMAIL: wcd@willardcdixon.com
MOBILE: 541.868.5960

WILLARD C. DIXON Architect, AIA

DES: WCD
DRF: TMS / MM
DATE: 02/ 09/ 2018
REV: 05/ 17/ 2018

KAYA FARMS Ag. Facility
34225 Kowitz Rd., Lebanon, OR 97355
(p) SITE PLAN

© 2018 WILLARD C. DIXON Architect, LLC

A1
1 of 1

Kaya Farms Indoor Marijuana Grow, Processing & Cannaceutical Production Facility

On October 23, 2018 KAYS announced that it had concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted, as well as a substantial amount of manufactured extracts and related cannabis products.

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

Pursuant to an interim Management Agreement entered into between the parties, the Company has assumed operations of the 12,000-square foot facility pending transfer of the licenses by the OLCC to the Company, upon completion of a satisfactory compliance review. As part of planned expansion and renovations for the facility, KAYS began site improvements and has begun supplying its three Kaya Shack™ retail outlets with Kaya Farms™ cannabis and cannabis products from the facility

Acquisition of the Eugene, Oregon facility has enabled the Company to recommence its Kaya Farms™ cannabis grow, processing and manufacturing operations. Please see the following pages for copies of testing results and pictures of various aspects of production.

INTERIOR WALLS: 1/2" GYP. BD.
2x STUDS @ 24"o.c.
2x BOTTOM PLATE
1/2"x4 1/4" TITEN HD W/ 3" BEARING PLATE WASHER @ 48"o.c. (2) MIN. PER WALL LINE
P.T. 2x MUD SILL
(E) CONCRETE SLAB

4 WALL TO SLAB
1"=1'-0"

(E) WOOD CEILING FRAMING
(E) 1/2" GYP. BD. CEILING
SINGLE 2x TOP PLATE: 1/4"x3 1/2" SDS SCREWS @ 48"o.c. INTO (E) CEILING FRAMING OR BLOCKING.
INTERIOR WALLS: 1/2" GYP. BD.
2x STUDS @ 24"o.c.

5 WALL TO CEILING
1"=1'-0"

DOUBLE 2x TOP PLATE: LAP SPLICE JOINTS 6' W/ 16d NAILS STAGGERED @ 4"o.c.
INTERIOR WALLS: 1/2" GYP. BD.
2x STUDS @ 24"o.c.
8'-0" WALL HT.

6 PARTIAL HT. WALL
1"=1'-0"

DEMOLITION NOTES

1. REMOVE ALL EXISTING CONSTRUCTIONS AND FINISHES NECESSARY FOR THE COMPLETION OF THE WORK AS DEPICTED ON THE DRAWINGS. INCLUDING BUT NOT LIMITED TO, ITEMS SHOWN ON THE PLANS WITH DASHED LINES. NECESSARY DISCONNECTS AND ALTERATIONS TO EXISTING MECHANICAL AND ELECTRICAL SYSTEMS SHALL BE INCLUDED. PATCH AS REQUIRED ALL CONSTRUCTIONS TO REMAIN IN ACCORDANCE WITH THE CONTRACT DRAWINGS. WHERE CONTRACTOR IS DESIGNATED TO MAKE REMOVALS, DISPOSITION OF MATERIALS IS THE RESPONSIBILITY OF THE CONTRACTOR. VERIFY WITH OWNER, THE DISPOSITION AND REMOVAL OF ANY COMPONENTS OF SALVAGEABLE VALUE.
2. ALL REMOVALS AND SALVAGE, UNLESS SPECIFICALLY NOTED OR REQUESTED BY THE OWNER SHALL BECOME THE PROPERTY OF THE CONTRACTOR.
3. THE CONTRACTOR IS SOLELY RESPONSIBLE FOR ALL CONSTRUCTION MEANS AND METHODS AND SHALL MAINTAIN THE STRUCTURAL INTEGRITY OF ANY CONSTRUCTION, INCLUDING ALL TEMPORARY SUPPORT AND BRACING, UNTIL ALL FINAL LATERAL AND VERTICAL CARRYING SYSTEMS ARE COMPLETED. CONTACT THE ARCHITECT PRIOR TO REMOVAL OF ANY LOAD-BEARING WALLS, BEAMS, HEADERS, ETC.. SUPPORTING FLOOR, ROOF OR CEILING JOISTS IN QUESTION OR DEVIATING FROM THE DESIGN INTENT.
4. PATCH ALL FINISHES TO MATCH EXISTING, INCLUDING BUT NOT LIMITED TO, GYPSUM BOARD, PLASTER, ACOUSTIC SYSTEMS, WOOD TRIM, COVERS, BASE, PANELS, RAILS AND WAINSCOT. VERIFY MATCH OF NEW FINISH MATERIALS TO EXISTING IN COLOR, TEXTURE, THICKNESS, CUT, ETC. TO SATISFACTION OF OWNER PRIOR TO INSTALLATIONS. PROVIDE OTHER MATERIALS TO MATCH EXISTING WHEN REQUIRED. TO BE APPROVED BY OWNER.
5. PATCH EXISTING WALLS, GYPSUM DRYWALL OR PLASTER TO MATCH EXISTING OF SUFFICIENT THICKNESS TO MAINTAIN UNIFORM WALL THICKNESS.
6. WHERE APPLICABLE, LEVEL ALL EXISTING FLOORS AS REQUIRED TO RECEIVE NEW FLOOR FINISHES. INSTALL REQUIRED TRANSITION PIECES BETWEEN VARIOUS FLOOR FINISHES SUITABLE FOR CONDITIONS AND ACCEPTABLE TO THE OWNER. MATCH EXISTING WHEREVER POSSIBLE.
7. GENERAL CONTRACTOR IS TO MAINTAIN A SEPARATION BETWEEN AREAS WITHIN THE SCOPE OF WORK AND AREAS OUTSIDE OF THE SCOPE OF WORK BY PROVIDING PLASTIC SHEATHING BETWEEN CONTIGUOUS SPACES AND/OR TEMPORARILY TAPING OF JOINTS AND GAPS TO PREVENT DUST MIGRATION.
8. CAUSE NO DAMAGE TO EXISTING CONSTRUCTION TO REMAIN. TAKE CARE NOT TO ENCROACH ON ADJACENT OCCUPIED AREAS OR AREAS NOT WITHIN THE SCOPE OF WORK. PROTECT ALL EXISTING FINISHES, DOORS, FRAMES, ETC. WHICH ARE TO REMAIN.
9. MAINTAIN EXISTING UTILITIES TO REMAIN IN SERVICE AND PROTECT AGAINST DAMAGE DURING DEMOLITION.
10. COORDINATE ANY REQUIRED SERVICE SHUT DOWNS WITH THE OWNER A MINIMUM OF ONE WEEK AND ADDITIONALLY ONE HOUR PRIOR TO SHUT-DOWN.
11. REMOVE ALL ABANDONED ANCHOR BOLTS & EMBEDDED ITEMS IN CONCRETE FLOORS THAT PROTRUDE ABOVE THE CONCRETE FLOOR SURFACE.
12. UPON COMPLETION, CLEAN THE ENTIRE AREA OF DEMOLITION TO A TIDY, UNIFORM CONDITION REMOVING ALL DEBRIS, DUST PARTITIONS AND ASSOCIATED MATERIALS USED DURING THE DEMOLITION. CLEAN ALL AREAS IMPACTED BY THE DEMOLTION, INCLUDING BUT NOT LIMITED TO, ADJACENT OCCUPIED AREAS AND AREAS NOT WITHIN THE SCOPE OF WORK.
13. COMPLY WITH ALL STANDARD LOCAL, NATIONAL, STATE AND FEDERAL SAFETY REQUIREMENTS FOR DEMOLITION.

DEMO WALL AND SLIDING DOOR
DEMO DOOR, SAVE FOR RE-USE (11)
DEMO WALL TO ACCOMMODATE (N) DOOR
DEMO WALL TO ACCOMMODATE (N) WINDOWS
DEMO WALL
DEMO SLIDING DOOR
DEMO (E) UTILITY SINK
DEMO WALL AND DOOR, SAVE DOOR FOR RE-USE (12)
DEMO WALL TO ACCOMMODATE (N) DOOR

1 DEMOLITION PLAN
1/8"=1'-0"

POST-PRODUCTION / FINISHING ROOM
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING OR (E) PAINTED CONCRETE
CENTRI-FUGE
VACUUM OVEN
VACUUM OVEN
48x31 S.S. TABLE
BUTANE EXTRACTOR
EYE WASH
EXTRACTION ROOM
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING OR (E) PAINTED CONCRETE
31x72 S.S. TABLE
CO2 MONITOR
CO2 EXTRACTOR
ETHANOL DRUM STRAPPED INTO SAFETY WALL MOUNT BRACKET
BUTANE CANISTERS STRAPPED INTO SAFETY WALL MOUNT BRACKETS
DISTILLATION MACHINE
CO2 CANISTERS STRAPPED INTO SAFETY WALL MOUNT BRACKETS
STORAGE 2
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING OR (E) PAINTED CONCRETE
BUTANE COMPRESSOR
INDICATES (N) WALL, TYP.
COMM
(E) CONC.
WORK AREA
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING
INDICATES (E) WALL, TYP.
67x30 FREEZER
INDICATES (N) WALL, TYP.
STORAGE 3
(E) PAINTED CONCRETE
67x30 FREEZER
67x30 FREEZER
74x30 FREEZER
FIRE SPRINKLER RISER
STORAGE 1
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING
EXHAUST DRYER TO EXTERIOR ON SIDEWALL BELOW HRV EXHAUST
DRYER
WASHER
UNDER-COUNTER DISH-WASHER
12' SS WORK COUNTER
(E) 80 CFM FAN VENTS TO EXT.
PACKAGING / CLEANING
(E) PAINTED CONCRETE
38x24 FREEZER
3-BAY UTILITY SINK
DECONTAMINATION ROOM
(N) STAIN-CHEMICAL RESISTANT RUBBER OR VINYL FLOORING
(E) 80 CFM FAN VENTS TO EXT.
INDICATES (N) WALL, 8'-0" HIGH
96x36 "SO-LOW FREEZER
ALL-PURPOSE WORK TABLE
CHECK-IN / INVENTORY
(E) CARPET
STORAGE SHELVES
SHIPPING / RECEIVING
(E) PAINTED CONCRETE
STORAGE SHELVES
F.E.
ENTIRE PROCESSING FACILITY (SUITES A), INDICATED BY DASHED LINE, TO BE LIMITED ACCESS ONLY.

2 FIRST FLOOR PLAN
1/4"=1'-0"

DOOR SCHEDULE												
Key	Width	Height	Door Mat'l	Door Finish	Door Glass	Frame Mat'l	Frame Finish	Frame Type	Jamb	Fire Rating	Swing	Notes
1	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
2	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
3	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
4	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
5	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
6	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
7	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
8	2'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
9	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	LH	
10	3'-0"	6'-8"	WOOD	PAINT	FL	WOOD	PAINT	1	4 1/2"	-	RH	FULL-LITE, TEMPERED GLASS
11	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	RH	RE-USE (E) DOOR
12	3'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	RH	RE-USE (E) DOOR
13	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN
14	6'-0"	6'-8"	WOOD	PAINT	-	WOOD	PAINT	1	4 1/2"	-	PAIR	
15	3'-0"	6'-8"	-	-	-	-	-	-	-	-	-	(E) TO REMAIN

ALL DOORS SHALL HAVE ADA COMPLIANT LEVER HARDWARE

WINDOW TYPE					
Key	Width	Height	Mat'l	Operation	Notes
A	3'-0"	3'-4"	VINYL	PICT.	HEAD HT. TO MATCH DOORS, SEE PLAN FOR TEMPERED LOCATIONS

ATTIC BEYOND
18'-0"
10'-1 1/2"
8'-0"

3 SECTION
1/8"=1'-0"

engage:ARCHITECTURE
3220 Kincaid Street
Eugene, OR 97405
541.868.4535
WWW.ENGAGEARCHITECTURE.COM

REGISTERED ARCHITECT
DAVID R. SCHMITZ
EUGENE, OR
5576
STATE OF OREGON

EXTRACTION FACILITY

Sunstone Capital Partners
260 Grimes St. Suite A

REVISIONS	
NUMBER	DATE

DEMO PLAN, FLOOR PLAN, SECTION, DETAILS, SCHED.

DRAWN BY: CHECKED BY:

ISSUE DATE: JULY 11, 2016
PROJECT NUMBER: 1620

A1.1

CONSTRUCTION DOCUMENT PACKAGE

engage:ARCHITECTURE EXPRESSLY RESERVES ITS COMMON LAW COPYRIGHT AND OTHER PROPERTY RIGHTS FOR THESE DRAWINGS AND THEIR CONTENTS. THIS MATERIAL IS NOT TO BE REPRODUCED, CHANGED, OR COPIED IN ANY FORM OR MANNER WHATSOEVER, NOR ARE THEY TO BE ASSIGNED TO A THIRD PARTY WITHOUT FIRST OBTAINING THE WRITTEN PERMISSION AND CONSENT OF engage:ARCHITECTURE. IN THE EVENT OF UNAUTHORIZED REUSE OF THESE DRAWINGS OR THEIR CONTENTS BY A THIRD PARTY, THE THIRD PARTY SHALL HOLD engage:ARCHITECTURE HARMLESS.

GENERAL NOTES

1. ENTIRE INSTALLATION SHALL CONFORM TO THE REQUIREMENTS OF THE 2010 OSSC, 2014 OMSC, 2014 OEESC, CITY & COUNTY CODES, AND OTHER APPLICABLE CODES AND REGULATIONS.
2. PRIOR TO BID, THE CONTRACTOR SHALL VISIT THE SITE TO VERIFY LOCATIONS AND CHARACTERISTICS OF EQUIPMENT, DUCTS, UTILITIES, ETC. AND REPORT ANY DISCREPANCIES WITH PLANS TO ARCHITECT.
3. EXISTING EQUIPMENT THAT IS REMOVED AND NOT REUSED SHALL BE RETURNED TO THE OWNER OR DISPOSED OF AS DIRECTED BY THE OWNER.
4. CONNECTIONS TO EXISTING SERVICES SHALL BE MADE SUCH THAT INTERRUPTION TIME WILL BE AS SHORT AS POSSIBLE. THE CONTRACTOR SHALL GIVE THE OWNER'S REPRESENTATIVE SUFFICIENT NOTICE OF SUCH INTERRUPTION AND THE ACTUAL SHUT DOWN TIME SHALL BE AT A TIME DESIGNATED BY THE OWNER'S REPRESENTATIVE.
5. COORDINATE ENTIRE INSTALLATION OF THE H.V.A.C. SYSTEM WITH THE WORK OF OTHER TRADES PRIOR TO ANY FABRICATION OR INSTALLATION. PROVIDE FITTINGS, OFFSETS, AND TRANSITIONS AS REQUIRED FOR A COMPLETE WORKABLE INSTALLATION.
6. COORDINATE THE LOCATION OF A CEILING DIFFUSERS, REGISTERS AND GRILLES WITH THE ARCHITECTURAL REFLECTED CEILING PLAN, ELECTRICAL LIGHTING LAYOUT AND ARCHITECTURAL ROOM ELEVATIONS.
7. PLATFORMS, CURBS AND FLASHINGS FOR MECHANICAL EQUIPMENT SHALL BE AS INDICATED ON THE PLANS PLANS, UNLESS NOTED OTHERWISE.
8. EQUIPMENT SHALL BE INSTALLED IN STRICT ACCORDANCE WITH THE EQUIPMENT MANUFACTURER'S RECOMMENDATIONS. PROVIDE FITTINGS, TRANSITIONS, DAMPERS, VALVES, AND OTHER DEVICES REQUIRED FOR A COMPLETE WORKABLE INSTALLATION.
9. DUCTWORK SHALL BE CONSTRUCTED, ERECTED AND TESTED IN ACCORDANCE WITH THE MOST RESTRICTIVE OF LOCAL REGULATIONS, 2014 OMSC, PROCEDURES DETAILED IN THE ASHRAE HANDBOOK OF FUNDAMENTALS OR THE APPLICABLE STANDARDS ADOPTED BY THE SHEET METAL AND AIR CONDITIONING CONTRACTORS NATIONAL ASSOCIATION. A COPY OF THE SMACNA STANDARDS SHALL BE KEPT AT THE JOB FOR REFERENCE BY THOSE REVIEWING THE WORK.
10. DUCT SIZES ARE NET INSIDE CLEAR DIMENSIONS (I.E. NOT INCLUDING LINER). DUCT JOINTS SHALL BE SEALED AIR TIGHT. PROVIDE STRAP, TRAPEZE, OR ROD HANGERS.
11. DUCT INSULATION AND LININGS, INCLUDING ADHESIVES WHEN USED, SHALL HAVE A FLAME SPREAD INDEX NOT MORE THAN 25 AND A SMOKE-DEVELOPED INDEX NOT MORE THAN 50 WHEN TESTED IN ACCORDANCE WITH ASTM E 84 OR UL 723..
12. DUCTWORK INSULATION SHALL HAVE THERMAL CONDUCTANCE OF 0.24 BTU PER SQ. IN./SQ. FT. PER DEG. F. PER HOUR AT A MEAN TEMPERATURE OF 75 DEG. F. AT 1-1/2 LB./CU. FT. DENSITY. LINER SHALL BE TREATED WITH A FIRE DAMAGE AND MILDEW RESISTANT SURFACE. FIBERGLASS DUCTWRAP BLANKET SHALL HAVE A THERMAL CONDUCTANCE OF 0.27 BTU PER IN./ SQ. FT. /DEG. F. PER HOUR AT A MEAN TEMPERATURE OF 75 DEG. F., AT 0.75 LB./CU. FT. DENSITY, WITH FSK FOIL REINFORCED FIRE-RESISTANT FACING AND A VAPOR BARRIER RATING OF 0.5 PERM.
13. SMOKE DETECTORS SHALL BE INSTALLED IN RETURN AIR SYSTEMS WITH A DESIGN CAPACITY GREATER THAN 2000 CFM IN THE RETURN AIR DUCT OR PLENUM UPSTREAM OF ANY FILTERS, EXHAUST AIR CONNECTIONS, OR DECONTAMINATION EQUIPMENT OR APPLIANCES PER OMSC SECTION 606.
14. MATERIALS AND INSTALLATION SHALL COMPLY WITH CURRENT BASE BUILDING DESIGN STANDARDS AND INSTALLATION.

ENERGY COMPLIANCE NOTES

1. SUPPLY AND RETURN AIR DUCTS AND PLENUMS SHALL BE INSULATED WITH A MINIMUM OF R-5 INSULATION WHEN LOCATED IN UNCONDITIONED SPACES AND A MINIMUM OF R-8 INSULATION WHEN LOCATED OUTSIDE THE BUILDING PER OEESC SECTION 503.2.7
2. WHERE USED TO CONTROL BOTH HEATING AND COOLING, ZONE THERMOSTATIC CONTROLS SHALL PROVIDE A TEMPERATURE RANGE OR DEADBAND OF AT LEAST 5 DEG. F. WITHIN WHICH THE SUPPLY OF HEATING AND COOLING ENERGY TO THE ZONE IS CAPABLE OF BEING SHUT-OFF OR REDUCED TO A MINIMUM PER OEESC SECTION 503.2.4.2.
3. EACH HVAC SYSTEM SHALL HAVE CONTROLS THAT VARY THE START-UP TIME OF THE SYSTEM TO JUST MEET THE TEMPERATURE SETPOINT AT TIME OF OCCUPANCT PER OEESC SECTION 503.2.4.3.
4. OFF HOURS CONTROLS: EACH ZONE SHALL BE PROVIDED WITH THERMOSTATIC SETBACK CONTROLS THAT ARE CONTROLLED BY EITHER AN AUTOMATIC TIME CLOCK OF PROGRAMMABLE CONTOL SYSTEM PER OEESC SECTION 503.2.4.4.
5. AIR SYSTEM BALANCING: EACH SUPPLY AIR OUTLET AND ZONE TERMINAL DEVICE SHALL BE EQUIPPED WITH MEANS FOR AIR BALANCING IN ACCORDANCE WITH THE REQUIREMENTS OF IMC 603.17 PER OEESC SECTION 505.2.9.1.
6. MANUALS: OPERATING AND MAINTENANCE MANUALS SHALL BE PROVIDED TO THE BUILDING OWNER BY THE MECHANICAL CONTRACTOR PER OEESC SECTION 503.2.9.3. THE MANUAL SHALL INCLUDE AT LEAST THE FOLLOWING:
   a. CAPACITY (INPUT AND OUTPUT) AND REQUIRED MAINTENACE ACTIONS.
   b. HVAC SYSTEM CONTROL MAINTENANCE AND CALIBRATION INFORMATION, INCLUDING WIRING DIAGRAMS, SCHEMATICS, AND CONTROL SEQUENCE DESCRIPTIONS. DESIRED OR FIELD DETERMINED SETPOINTS SHALL BE PERMANENTLY RECORDED ON CONTROL DRAWINGS, AT CONTROL DEVICES, OR FOR DIGITAL CONTROL SYSTEMS, IN PROGRAMMING COMMENTS.
   c. A COMPLETE WRITTEN NARRATIVE OF HOW EACH SYSTEM IS INTENDED TO OPERATE.

LEGEND

SUPPLY DUCT UP		SUPPLY DIFFUSER	
RETURN DUCT UP		RETURN GRILLE	
EXHAUST DUCT UP		THERMOSTAT	
SUPPLY DUCT DOWN		SENSOR	
RETURN DUCT DOWN		BALANCING DAMPER	
EXHAUST DUCT DOWN		POINT OF CONNECTION	
SUPPLY AIR	SA	EXHAUST FAN	EF
RETURN AIR	RA	FIRE DAMPER	FD
EXHAUST AIR	EA	BACKDRAFT DAMPER	BDD
OUTSIDE AIR	OSA	CEILING SUPPLY DIFFUSER	CSD
CUBIC FEET PER MIN	CFM	RETURN GRILLE CEILING	RGC
CEILING EXHAUST FAN	CEF	EXHAUST GRILLE CEILING	EGC
MAKE-UP AIR	MUA	SIDEWALL SUPPLY GRILLE	SGW
ON CENTER	O.C.	SIDEWALL EXHAUST GRILLE	EGW
SQUARE FOOT	SQ.FT.	TRANSFER GRILLE	TG
CUBIC FOOT	CU. FT.	EXISTING	(E)
POUNDS	LBS.	TYPICAL	TYP.
MANUAL VOL. DAMPER	MVD	DIAMETER	Ø
CONDENSATE DRAIN	CD	OUTSIDE AIR LOUVER	OAL
OVERFLOW DRAIN	OD	EXHAUST AIR LOUVER	EAL

OUTDOOR AIR VENTILATION SCHEDULE - EXISTING AREAS								COOLING		HEATING						
UNIT	VENTILATION ZONE (ROOM NO.)	OCCUPANCY CLASSIFICATION FROM TABLE 403.3	PEOPLE OUTDOOR AIR RATE	AREA OUTDOOR AIR RATE	ZONE POPULATION PER TABLE 403.3 [1]	ZONE FLOOR AREA	BREATHING ZONE OUTDOOR AIRFLOW	ZONE VENTILATION EFFICIENCY	ZONE OUTDOOR AIRFLOW	ZONE VENTILATION EFFICIENCY	ZONE OUTDOOR AIRFLOW	REQUIRED OUTDOOR AIR (CFM)	DESIGN OSA (CFM)	EXHAUST AIRFLOW RATE FROM TABLE 403.3	MINIMUM REQUIRED NATURAL VENTILATION (SQ. FT. FREE AREA) Per OSSC Sec. 1203.4	ACTUAL NATURAL VENTILATION (Sq. Ft. free area provided) [2]
			Rp	Ra	Pz	Az	Vbz	Ez	Voz	Ez	Voz	Vou	Vot			
			cfm/per person	cfm/ft2	People	ft2	cfm		cfm		cfm	cfm	cfm	cfm		
HRV-1	Shipping/Receving/Check-in	*Shipping and Receiving*	0	0.12	0	160	19	1	19	0.8	24	24	25			
	Decontamination Room	*Pharmacy (prep area)*	5	0.18	2	155	38	1	38	0.8	47	47	50			
	General Storage	*Storage Rooms*	0	0.12	0	138	17	1	17	0.8	21	21	25			
	General Work Area	*Pharmacy (prep area)*	5	0.18	2	371	77	1	77	0.8	96	96	100			
	Product Storage/Packaging	*Storage Rooms*	0	0.12	0	670	80	1	80	0.8	101	101	110			
	TOTAL HRV-1					**824**	**150**	**1**	**150**	**0.8**	**188**	**289**	**310**			
	Storage	*Storage Rooms*				232	...	...	...	...	...	...			9.28	168 [2]
TOTAL OUTSIDE AIR													310			
TOTAL EXHAUST AIR																

NOTES:
[1] PER SECTION 403.3 OF THE 2014 OMSC, THE OUTDOOR AIRFLOW RATE MAY BE DETERMINED ON THE BASIS OF AVERAGE VENTILATION OCCUPANCY, PROVIDED THE AVERAGE IS NOT LESS THAN 1/2 OF THE MINMUM SPECIFIED IN SECTION 403.1
[2] FREE AREA OF EXISTING ROLL UP DOOR (12 FT. x 14 FT.)

OUTDOOR AIR VENTILATION SCHEDULE - REMODEL AREAS								COOLING		HEATING								
UNIT	VENTILATION ZONE (ROOM NO.)	OCCUPANCY CLASSIFICATION FROM TABLE 403.3	PEOPLE OUTDOOR AIR RATE	AREA OUTDOOR AIR RATE	ZONE POPULATION PER TABLE 403.3 [1]	ZONE FLOOR AREA	BREATHING ZONE OUTDOOR AIRFLOW	ZONE VENTILATION EFFICIENCY	ZONE OUTDOOR AIRFLOW	ZONE VENTILATION EFFICIENCY	ZONE OUTDOOR AIRFLOW	UNCORRECTED OUTDOOR AIR	PRIMARY ZONE CFM	PRIMARY OSA FRACTION	SYSTEM VENTILATION EFFICIENCY (Vou/Ev)	TOTAL OSA REQ'D (Vou/Ev)	EXHAUST AIRFLOW RATE FROM TABLE 403.3	DESIGN EXHAUST AIRFLOW
			Rp	Ra	Pz	Az	Vbz	Ez	Voz	Ez	Voz	Vou	Vpz	Zp	Ev	Vot		
			cfm/per person	cfm/ft2	People	ft2	cfm		cfm		cfm	cfm		Vou/Vpz	(Table 403.3.2.3.2)	cfm	cfm	cfm
FC-1	Post-Production/Finishing Room	*Workrooms (Pharmacy prep area)*	5	0.18	2	174	41	1	41	0.8	52	52	500	0.10	1	52		
	TOTAL FC-1					**174**	**41**	**1**	**41**	**0.8**	**52**	**52**	**500**	0.10	...	**52**		
FC-2	Extraction Room	*Workrooms (darkroom)*	0	0	0	127	0	1	0	0.8	0	0	400	0.00	1	0	127	150
	TOTAL FC-2					**127**	**0**	**1**	**0**	**0.8**	**0**	**0**	**400**	0.00	...	**0**		
SF-1	Storage	*Storage rooms*	0	0.12	0	160	19	1	19	0.8	24	0	400	0.00	1	0		
	TOTAL SF-1					**160**	**19**	**1**	**19**	**0.8**	**24**	**24**	**200**	0.12	...	**24**		
TOTAL OUTSIDE AIR																108		
TOTAL EXHAUST AIR																	127	150

NOTES:
[1] PER SECTION 403.3 OF THE 2014 OMSC, THE OUTDOOR AIRFLOW RATE MAY BE DETERMINED ON THE BASIS OF AVERAGE VENTILATION OCCUPANCY, PROVIDED THE AVERAGE IS NOT LESS THAN 1/2 OF THE MINMUM SPECIFIED IN SECTION 403.1

INTEG ENGINEERING
5140 Franklin Blvd. Suite #1
Eugene, OR 97403
(541) 505-9727

7/8/16
REGISTERED PROFESSIONAL ENGINEER #81286PE OREGON MARCH 10, 2008 BRIAN E. JACOBY
EXP. DATE: 6/30/2017

SUITE A - EXTRACTION FACILITY
260 GRIMES ST.
EUGENE, OR.

REVISION DATE

HVAC LEGEND, NOTES, & SCHEDULES

DRAWN BY: BEJ
DATE: 7.11.2016
DRAWING NAME: ****
ORIGINAL PLOT SIZE: 24X36
DRAWING SCALE: AS NOTED
SHEET NUMBER: M1.1
REVISION

HRV SCHEDULE

Tag	Manufacturer	Model	Location	Area Served	Drive	Supply Air Performance		Exhaust Air Performance		Efficiencies		Motor Data					
						Air Flow(CFM)	ESP.(WC)	Air Flow(CFM)	ESP.(WC)	Temp %	Total % Winter/Summer	Volt/Ph.	MCA/Watts	FLA	MOCP	Oper. Weight (LBS)	Notes
HRV-1	RenewAire	EV450IN	MEZZANINE	CHECK-IN/OFFIES/WORK AREA	DIRECT	300	0.4	300	0.4	77	71/61	120/1	4.9 MCA	3.9	15	140	[1] [2] [3]

NOTES

[1] Outdoor Design Conditions: Summer DB (F): 95 / Winter DB (F): 32

[2] Unit provided with one double shaft motor

[3] Filters: (2) @ 14" x 20" x 2" pleated (MERV 8)

FAN SCHEDULE

Tag	Manufacturer	Model	Type	Location	Area Served	Drive	Air Flow(CFM)	ESP.(WC)	FAN RPM	Volt/Ph.	MOTOR RPM	MOTOR HP	Amps/ Watts	Oper. Weight(LBS)	Notes
EF-1	GREENHECK	SQ-85-D	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	EXTRACTION ROOM (GENERAL)	DIRECT	150	0.5	1550	115/ 1	1550	1/12	-	45	[1]
EF-2	GREENHECK	SQ-100-A	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	EXTRACTION ROOM (PURGE)	DIRECT	1,270	0.5	1725	115/ 1	1725	1/4	-	57	[2]
EF-3	GREENHECK	SQ-80-D	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	FINISHING ROOM	DIRECT	200	0.5	1550	115/1	1550	1/12	-	45	[1]
EF-4	GREENHECK	SQ-80-D	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	STORAGE	DIRECT	200	0.5	1550	115/1	1550	1/12	-	45	[1]
SF-1	GREENHECK	SQ-80-D	CENTRIFUGAL INLINE	SUSPENDED (MEZZ.)	STORAGE	DIRECT	200	0.5	1550	115/1	1550	1/12	-	45	[3]

NOTES

[1] General Exhaust-Run continuous

[2] Purge exhaust

[3] Make-up Air-Run continuous

SPLIT SYSTEM HEAT PUMP SCHEDULE

TAG	MANU.	MODEL	LOCATION	AREA SERVED	COOLING	HEATING	EER/SEER	COP	HSPF	VOLT/PH.	MCA/FUSE	NOMINAL CFM	ESP (IN. W.C.)	OPER. WEIGHT	NOTES
HP-1	DAIKIN	DZ145A0181	EXT. GRADE	FINISHING ROOM	18,000	17,200	12.0/15.0	....	8.2	208-230/1	12.4/20	....	...	150	
FC-1	DAIKIN	ASPT25B14	MEZZANINE	FINISHING ROOM	...	...	...	...	....	208-230/1	5.8 / 15	550	0.70	120	
HP-2	DAIKIN	DZ145A0181	EXT. GRADE	EXTRACTION RROM	18,000	17,200	12.0/15.0	....	8.2	208-230/1	12.4/20	....	...	150	
FC-2	DAIKIN	ASPT25B14	MEZZANINE	EXTRACTION RROM	...	...	...	...	....	208-230/1	5.8 / 15	400	0.70	120	
HP-3	DAIKIN	RXN12NMVJU	EXT. GRADE	STORAGE	12,000	12,000	.../15.0	3.9	8.2	208-230/1	10.10/15	....	...	60	
FC-2	DAIKIN	FTXN12NMVJU	WALL	EXTRACTION RROM	...	...	...	...	....	...	...	300	...	18	[1]

NOTES:

[1] INDOOR UNIT POWER SUPPLIED BY OUTDOOR UNIT (LINE VOLTAGE WIRING BY ELECTRICAL).

AIR DISTRIBUTION EQUIPMENT SCHEDULE

CEILING SUPPLY DIFFUSER (CSD): TITUS MODEL MCD MODULAR CORE DIFFUSER (OR EQUIVALENT) AIRFLOW PATTERN AS INDICATED ON PLANS MOUNTING TO BE COMPATIBLE WITH CEILING TYPE

SIDEWALL SUPPLY GRILLE (SGW): TITUS MODEL 300 RS (OR EQUIVALENT) DOUBLE DEFLECTION, 3/4" BLADE SPACING

RETURN GRILLE CEILING (RGC):
EXHAUST GRILLE CEILING (EGC): TITUS MODEL 350 RS (OR EQUIVALENT) 35 DEG. FIXED BLADE, 3/4" BLADE SPACING

SIDEWALL RETURN/EXHAUST GRILLE (SRG):
SIDEWALL EXHAUST GRILLE (EGW): TITUS MODEL 350 (OR EQUIVALENT) 35 DEG. FIXED BLADE, 3/4" BLADE SPACING

ROOM AIR CHANGE CALCULATIONS

POST PRODUCTION/FINISHING ROOM:

AREA: 174 SQ. FT.
VOLUME: 174 x 10 FT. CLG. = 1740 CU. FT.

USE 10 MINUTE AIR CHANGE (6 AIR CHANGES / HR.)

1740 CU. FT. / (6/60) = 174 CFM (CONTINUOUS VENTILATION)

EF-3 PROVIDES 200 CFM

EXTRACTION ROOM:

(CONTINUOUS VENTILATION)

AREA: 127 SQ. FT.
VOLUME: 127 x 10 FT. CLG. = 1270 CU. FT.

USE 10 MINUTE AIR CHANGE (6 AIR CHANGES / HR.)

1270 CU. FT. / (6/60) = 127 CFM (CONTINUOUS VENTILATION)

EF-1 PROVIDES 150 CFM

(PURGE VENTILATION)

AREA: 127 SQ. FT.
VOLUME: 127 x 10 FT. CLG. = 1270 CU. FT.

USE 1 MINUTE AIR CHANGE (60 AIR CHANGES / HR.)

1270 CU. FT. / (60/60) = 1270 CFM (PURGE VENTILATION)

EF-2 PROVIDES 1270 CFM

STORAGE ROOM:

AREA: 160 SQ. FT.
VOLUME: 160 x 10 FT. CLG. = 1600 CU. FT.

USE 10 MINUTE AIR CHANGE (6 AIR CHANGES / HR.)

1600 CU. FT. / (6/60) = 160 CFM (CONTINUOUS VENTILATION)

EF-4 PROVIDES 200 CFM
SF-1 PROVIDES 200 CFM

CONTROL NOTES

POST PRODUCTION/FINISHING ROOM:

FC-1 PROVIDES SPACE HEATING AND COOLING WITH TEMPERATURE SETPOINTS CONTROLLED VIA A WALL MOUNTED THERMOSTAT. EF-3 IS INTERLOCKED WITH THE LIGHTS FOR CONTINUOUS EXHAUST. EF-3 WILL ALSO BE INTERLOCKED WITH THE FC-2 SYSTEM WHICH PROVIDES 200 CFM MAKE-UP/VENTILATION AIR AND CONDITIONED AIR TO THE SPACE.

EXTRACTION ROOM:

NORMAL OPERATION: EF-1 (150 CFM) WILL BE INTERLOCKED WITH THE LIGHTS FOR CONTINUOUS EXHAUST (75 CFM HIGH & LOW). EF-1 WILL ALSO BE INTERLOCKED WITH THE FC-2 SYSTEM WHICH PROVIDES 150 CFM MAKE-UP/VENTILATION AIR AND CONDITIONED AIR TO THE SPACE CONTROLLED VIA A WALL MOUNTED THERMOSTAT.

PURGE EXHAUST OPERATION: IF HC CONCENTRATION EXCEEDS "25% LFL" AT THE C1D1 BUTANE SENSOR BOTH THE INTERIOR AND EXTERIOR ALARMS WILL BE ENGAGED. EF-2 (1270 CFM - 635 CFM HIGH & LOW) WILL BE ENABLED ALONG WITH INTERLOCKED INTAKE DAMPER TO FLUSH THE SPACE (WITHIN APPROXIMATELY ONE MINUTE).

STORAGE ROOM:

FC-3 PROVIDES SPACE HEATING AND COOLING WITH TEMPERATURE SETPOINTS CONTROLLED VIA A WALL MOUNTED THERMOSTAT. SF-1 & EF-4 ARE INTERLOCKED WITH THE LIGHTS FOR CONTINUOUS VENTILATION TO THE SPACE (200 CFM OSA & 200 CFM EXHAUST). SF-1 & EF-4 ARE ALSO BE INTERLOCKED WITH THE FC-3 SYSTEM TO PROVIDE VENTILATION AIR TO THE SPACE WHEN OCCUPIED.

INTEG ENGINEERING
5140 Franklin Blvd. Suite #1
Eugene, OR 97403
(541) 505-9727

7/8/16

REGISTERED PROFESSIONAL ENGINEER
#81286PE
OREGON
MARCH 10, 2008
BRIAN E. JACOBY
EXP. DATE: 6/30/2017

SUITE A - EXTRACTION FACILITY
260 GRIMES ST.
EUGENE, OR.

REVISION DATE

HVAC SCHEDULES, NOTES & DETAILS

DRAWN BY: BEJ

DATE: 7.11.2016

DRAWING NAME: ****

ORIGINAL PLOT SIZE: 24X36

DRAWING SCALE: AS NOTED

SHEET NUMBER: M1.2

REVISION

PLAN NOTES

1. (E) WALL MOUNTED ELECTRIC HEATER TO REMAIN–1500 KW (TYP.).
2. OUTDOOR HEAT PUMP UNIT MOUNTED ON GRADE.
3. WALL MOUNTED FAN COIL UNIT.
4. 8"x4" EA W/ MVD SET FOR 100 CFM DN. ALONG WALL TO FLOOR LEVEL W/ 45° TERMINATION OPENING – PROVIDE 1/4" MESH WORE SCREEN @ OPENING, SEE DETAIL 5/M3.1.
5. 8"x4" EA W/ MVD SET FOR 75 CFM DN. ALONG WALL TO FLOOR LEVEL W/ 45° TERMINATION OPENING – PROVIDE 1/4" MESH WORE SCREEN @ OPENING, SEE DETAIL 5/M3.1.
6. 16"x10" EA W/ MVD SET FOR 635 CFM DN. ALONG WALL TO FLOOR LEVEL W/ 45° TERMINATION OPENING – PROVIDE 1/4" MESH WORE SCREEN @ OPENING, SEE DETAIL 5/M3.1.
7. NOT USED.
8. NOT USED.
9. REFRIGERANT PIPING UP IN WALL TO MEZZANINE LEVEL – FOR CONTINUATION, SEE HVAC ATTIC PLAN, SHEET M2.2.
10. REFRIGERANT PIPING THRU EXTERIOR WALL (APPROX. 12"+/- ABOVE GRADE) – PROVIDE WATERPROOF PENETRATIONS (TYP.).
11. REFRIGERANT PIPING TO OUTDOOR UNIT.
12. 1" CD FROM FAN COIL UNIT – SLOPE AT 1/4" PER L.F.
13. PIPE CLEAN-OUT.
14. 1" CD DN. IN EXTERIOR WALL.
15. 1" CD THRU EXTERIOR WALL – PROVIDE WATERPROOF PENETRATION.
16. SPILL CD TO GRADE – PROVIDE SPLASH BLOCK.
17. 1" CD UP IN EXTERIOR WALL – FOR CONTINUATION, SEE HVAC ATTIC PLAN, SHEET M2.2.

HP-1
HP-2
HP-3
(TYP.)
EXTRACTION ROOM
POST-PRODUCTION ROOM
8x8 EGC 100 CFM
12x12 CSD 400 CFM
12x12 RGC 400 CFM
8x8 EGC 75 CFM
FC-2
16x16 CSD 1270 CFM
12x12 CSD 400 CFM
14x14 EGC 635 CFM
12x12 RGC 400 CFM
FC-1
STORAGE
8x8 CSD 200 CFM
FC-3
8"x6"
8x8 EGC 100 CFM
ETHANOL DRUM
ELEC.
GENERAL WORK AREA
8x8 EGC 100 CFM
8x8 CSD 100 CFM
6x6 CSD 25 CFM
GENERAL STORAGE
FIRE SPRINKLER RISER
6x6 EGC 25 CFM
PRODUCT STORAGE
DRYER
WASHER
HIGH-TEMP DISHWASHER
PACKAGING
RESTROOM (EXISTING)
6x6 EGC 50 CFM
DECONTAMINATION ROOM
6x6 CSD 50 CFM
RESTROOM (EXISTING)
6x6 EGC 25 CFM
SHIPPING, RECEIVING, INVENTORY, CHECK-IN
6x6 CSD 25 CFM
ALL-PURPOSE WORK TABLE
STORAGE SHELVES
NEW DOOR
STORAGE

1 M2.1 HVAC FLOOR PLAN
SCALE: 1/4" = 1'-0"

0 2' 4' 8'
SCALE: 1/4" = 1'-0"

NORTH

INTEG ENGINEERING
5140 Franklin Blvd. Suite #1
Eugene, OR 97403
(541) 505-9727

7/8/16
REGISTERED PROFESSIONAL ENGINEER
#81286PE
OREGON
MARCH 10, 2008
BRIAN E. JACOBY
EXP. DATE: 6/30/2017

SUITE A - EXTRACTION FACILITY
260 GRIMES ST.
EUGENE, OR.

REVISION DATE

HVAC FLOOR PLAN

DRAWN BY	BEJ
DATE	7.11.2016
DRAWING NAME	****
ORIGINAL PLOT SIZE	24X36
DRAWING SCALE	AS NOTED
SHEET NUMBER	M2.1
REVISION

EF-3 ②
EF-1 ②
EF-2 ②
EF-4 ②
SF-1 ②
FC-1 ①
FC-2 ①
HRV-1 ③
PRODUCT STORAGE
PACKAGING
10'-0" MIN.
24x10 OAL
24x10 EAL
14x10 EAL
14x10 OAL
24x18 EAL
MVD (TYP.)
8x6 SWG 100 CFM
8x6 EGW 100 CFM

① HVAC MEZZANINE PLAN
M2.2 SCALE: 1/4" = 1'-0"

0 2' 4' 8'
SCALE: 1/4" = 1'-0"
NORTH

PLAN NOTES

1. HORIZONTAL FAN COIL SUSPENDED FROM STRUCTURE ABOVE – SEE DETAIL 2/M3.1.
2. INLINE EXHAUST FAN SUSPENDED FROM STRUCTURE ABOVE.
3. HEAT RECOVERY VENTILATOR SUSPENDED FROM STRUCTURE ABOVE.
4. 16"x16" MUA THRU CEILING & UP THRU ROOF W/ AUTOMATIC DAMPER (120V./1Ph) – FOR CONTINUATION, SEE HVAC FLOOR PLAN, SHEET M2.1.
5. DUCT MOUNTED FILTER RACK W/ 20"x14"x2" PLEATED DISPOSABLE FILTER (W/ MERV 13 FILTER).
6. 8"x4" EA DN. THRU CEILING.
7. 16"x10" EA DN. THRU CEILING.
8. 14"x14" EA DN. THRU CEILING.
9. 12"x12" SA. DN. THRU CEILING.
10. 12"x12" RA DN. THRU CEILING.
11. 8"x8" EA DN. THRU CEILING.
12. 8"x8" SA DN. THRU CEILING.
13. 6"ø EA DN. THRU CEILING.
14. 8"ø EA DN. THRU CEILING.
15. 6"ø SA DN. THRU CEILING..
16. 8"ø SA DN. THRU CEILING.
17. DUCTWORK RUN IN ATTIC SPACE ABOVE 1ST FLOOR CEILING.
18. 8"ø OSA DUCT TO OAL – PROVIDE MVD & BALANCE TO 200 CFM.
19. 8"ø OSA DUCT TO OAL – PROVIDE MVD & BALANCE TO 150 CFM.
20. 1" CD FROM FAN COIL UNIT – SLOPE AT 1/4" PER L.F.
21. 1" CD D. IN EXTERIOR WALL – FOR CONTINUATION, SEE HVAC FLOOR PLAN, SHEET M2.1.
22. REFRIGERANT PIPING DN. IN EXTERIOR WALL – FOR CONTINUATIONS, SEE HVAC FLOOR PLAN, SHEET M2.1.

INTEG ENGINEERING
5140 Franklin Blvd. Suite #1
Eugene, OR 97403
(541) 505-9727

7/8/16

REGISTERED PROFESSIONAL ENGINEER
61286PE
OREGON
MARCH 10, 2008
BRIAN E. JACOBY
EXP. DATE: 6/30/2017

SUITE A - EXTRACTION FACILITY
260 GRIMES ST.
EUGENE, OR.

REVISION DATE

HVAC MEZZANINE PLAN

DRAWN BY: BEJ
DATE: 7.11.2016
DRAWING NAME: ****
ORIGINAL PLOT SIZE: 24X36
DRAWING SCALE: AS NOTED
SHEET NUMBER: M2.2
REVISION

51

52

53

Sunstone Farms
TW A's
Sunstone Farms
SMT A's
Kaya FARMS
Trainwreck - A-Buds
454g
23.12% THC - Chemhistory - 1810CH0291.1259
Tested: 10/22/2018 Harvest Date: 10/15/2018
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Stone Mt. Tangie - A-Buds
454g

Powered by Confident Cannabis
1 of 15

Certificate of Analysis

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1908CH0022.0084

Strain: Sour OG
Batch#: 1; Batch Size: 2363.22 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Sour OG

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000965; METRC Sample: 1A401030000940E000000968

Pass

Pesticides

Moisture	Water Activity
9.4%	0.550
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

492 HPLC3 20190806-8
08/06/2019 | METRC THC RPD Status: Not Tested

18.72%
Total THC* (Calculated Decarboxylated Potential)

0.06%
Total CBD** (Calculated Decarboxylated Potential)

22.05%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa		20.06	200.6
Δ9-THC		1.12	11.2
THCV		<LOQ	<LOQ
CBDa		0.06	0.6
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.66	6.6
CBG		0.12	1.2
CBC		0.02	0.2
Total		**22.05**	**220.5**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way B
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

Powered by Confident Cannabis
1 of 15

Certificate of Analysis

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1908CH0022.0085
Strain: Unicorn Delight
Batch#: 1; Batch Size: 3900.89 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Unicorn Delight

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000966; METRC Sample: 1A401030000940E000000969

Pass

Pesticides

Moisture	Water Activity
10.0%	0.537
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

492 HPLC3 20190806-8
08/06/2019 | METRC THC RPD Status: Not Tested

22.66%
Total THC* (Calculated Decarboxylated Potential)

0.07%
Total CBD** (Calculated Decarboxylated Potential)

26.45%
Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		24.71	247.1
Δ9-THC		0.99	9.9
THCV		<LOQ	<LOQ
CBDa		0.08	0.8
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.52	5.2
CBG		0.14	1.4
CBC		0.01	0.1
Total		**26.45**	**264.5**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way B
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

Powered by Confident Cannabis
1 of 15

Certificate of Analysis

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1908CH0022.0086

Strain: Citrus Sap
Batch#: 2; Batch Size: 2086.52 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Citrus Sap

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000961; METRC Sample: 1A401030000940E000000970

Pass

Pesticides

Moisture	Water Activity
7.2%	0.593
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

492 HPLC3 20190806-8
08/06/2019 | METRC THC RPD Status: Not Tested

19.91%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

23.15%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		21.91	219.1
Δ9-THC		0.70	7.0
THCV		0.05	0.5
CBDa		0.07	0.7
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.32	3.2
CBG		0.09	0.9
CBC		0.02	0.2
Total		**23.15**	**231.5**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way B
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

Powered by Confident Cannabis
1 of 15

Certificate of Analysis

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1908CH0022.0087
Strain: Zurple Punch
Batch#: 2; Batch Size: 2812.27 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Zurple Punch

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000967; METRC Sample: 1A401030000940E000000971

Pass
Pesticides

Moisture	Water Activity
9.8%	0.581
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

495 HPLC3 20190809-5
08/09/2019 | METRC THC RPD Status: Not Tested

18.09%
Total THC* (Calculated Decarboxylated Potential)

0.06%
Total CBD** (Calculated Decarboxylated Potential)

21.21%
Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		19.91	199.1
Δ9-THC		0.63	6.3
THCV		0.03	0.3
CBDa		0.06	0.6
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.50	5.0
CBG		0.06	0.6
CBC		0.02	0.2
Total		**21.21**	**212.1**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way B
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

Certificate of Analysis

Powered by Confident Cannabis
1 of 15

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1908CH0022.0088

Strain: Nigerian Silver
Batch#: 3; Batch Size: 2086.52 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Nigerian Silver

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000935; METRC Sample: 1A401030000940E000000972

Pass

Pesticides

Moisture	Water Activity
10.4%	**0.554**
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

022 HPLC5 20190807-2
08/07/2019 | METRC THC RPD Status: Not Tested

19.27%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

24.90%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		21.03	210.3
Δ9-THC		0.83	8.3
THCV		0.02	0.2
CBDa		0.06	0.6
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		2.78	27.8
CBG		0.16	1.6
CBC		0.02	0.2
Total		**24.90**	**249.0**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way B
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

CHEMHISTORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 15

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1908CH0022.0089

Strain: Rude Boi
Batch#: 3; Batch Size: 1179.34 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Rude Boi

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000963; METRC Sample: 1A401030000940E000000973

Pass

Pesticides

Moisture	Water Activity
8.9%	0.596
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

495 HPLC3 20190809-5
08/09/2019 | METRC THC RPD Status: Not Tested

16.72%

Total THC* (Calculated Decarboxylated Potential)

0.05%

Total CBD** (Calculated Decarboxylated Potential)

19.37%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		18.27	182.7
Δ9-THC		0.70	7.0
THCV		0.02	0.2
CBDa		0.06	0.6
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.21	2.1
CBG		0.10	1.0
CBC		0.02	0.2
Total		**19.37**	**193.7**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way B
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

CHEMHISTORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 15

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1908CH0022.0090

Strain: Cherry Chem
Batch#: 3; Batch Size: 1905.09 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Cherry Chem

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000964; METRC Sample: 1A401030000940E000000974

Pass

Pesticides

Moisture	Water Activity
10.2%	**0.545**
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

022 HPLC5 20190807-2
08/07/2019 | METRC THC RPD Status: Not Tested

19.11%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

22.20%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		20.42	204.2
Δ9-THC		1.20	12.0
THCV		<LOQ	<LOQ
CBDa		0.07	0.7
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.40	4.0
CBG		0.08	0.8
CBC		0.03	0.3
Total		**22.20**	**222.0**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way B
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

Powered by Confident Cannabis
1 of 15

Certificate of Analysis

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1908CH0022.0256

Strain: Chem 91
Batch#: 3; Batch Size: 218.8 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Chem 91

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000962; METRC Sample: 1A401030000940E000000975

Pass

Pesticides

Moisture	Water Activity
8.9%	0.590
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

022 HPLC5 20190807-2
08/07/2019 | METRC THC RPD Status: Not Tested

17.34%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

20.67%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		19.17	191.7
Δ9-THC		0.53	5.3
THCV		0.02	0.2
CBDa		0.07	0.7
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.81	8.1
CBG		0.07	0.7
CBC		<LOQ	<LOQ
Total		**20.67**	**206.7**

Method: CH SOP 400
*Total THC = THCa * 0.877 + d9-THC. **Total CBD = CBDa * 0.877 + CBD. LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

5691 SE International Way B
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

62

Kaya Farms™ - Cannabis and Cannabis Products

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016 the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. Kaya Buddies™ cannabis cigarettes have been very well received by medical patients and recreational users, with the Company selling over 100,000 Kaya Buddies™ since launching the brand in January 2016. The brand, marketed under the tagline “Buds with Benefits”, features over 50 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. Many cannabis retailers produce prerolls, but none that we know of offer strain specific preroll made from the buds of the flower.

Potential Expansion

The Company is focusing its efforts on expanding its operations both domestically and internationally by:

·          replicating its Kaya Shack™ brand retail outlets through franchising, initially in Canada, where the production and use of marijuana for both medical and recreational purposes is legal nationwide and ultimately into U.S. states where medical and recreational marijuana production and use is legal or expected to become legal in the near term;

·          retaining Franchise Academy, Inc., a franchise consulting group, to assist it, together with Garfinkle Biderman LLP, a Canadian law firm specializing in the franchise arena, in the development, planning, launch and implementation of its retail franchise program in Canada;

·          utilizing its marijuana grow, processing, manufacturing and production facilities (which have the capability to grow and process up to 100,000 pounds of cannabis annually) to support its planned franchised outlets, in order to both maintain quality control and offer customers a consistent customer experience while reducing costs of goods to franchisees;

·          developing, producing and marketing, additional cannabis products, including flower, concentrates, extracts, cannabis-infused edibles, topicals, marijuana cigarettes and other specialty cannabis derivatives using its proprietary Kaya Shack™ and Kaya Farms™ brands edibles, marijuana cigarettes, extracts, and topicals;

·          establishing a branch in Israel, where it will seek to grow and export legal medical and recreational cannabis to European and Asian countries, as regulations permit; and

·          ultimately, taking advantage of anticipated regulatory changes to export cannabis and cannabis products from Oregon to other jurisdictions where medical and recreational cannabis use is legal.

Domestic and International Plans for Expansion

The Company has formed Kaya Brands International, Inc. (“Kaya International”), a new Florida subsidiary, to undertake its planned Canadian retail franchise operations and other planned operations outside the U.S.

Growth Strategy

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

·	All operations are to be conducted in accordance with State and Local Laws and Federal Enforcement Policies and Priorities as it relates to Marijuana (as outlined in the Justice Department's Cole Memo dated August 29, 2013, US Attorney General Jeff Sessions Memo dated January 4, 2018, and subsequent commentary from US Attorney for the District of Oregon Billy Williams).

·	The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states or countries where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.

·	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.

·	The Company shall work with law enforcement and government officials to insure compliance with all regulations.

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

Our core strategic marketing objectives include:

Establishing and Enhancing the Kaya Shack™ Brand – positioning the Company’s brand to have positive and value related associations with all prospective and existing customers.

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

Employees

As of the date as of this Report, our Oregon operations have a total of 15-20 part-time store employees including budtenders, trimmers, growers, and 6 full-time employees, consisting of 3 store managers, a Vice President of Marketing and Brand development, the Senior Vice President of Cannabis Operations and a Vice President of Cultivation. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenues

We had revenues of $249,121 for the three months ended June 30, 2019 as compared to revenues of $291,133 for the three months ended June 30, 2018. The slight decrease in revenue during the current period was due to the normal fluctuation in the market.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2019 was $92,719 compared to cost of goods sold of $118,420 for the three months ended June 30, 2018. The slight decrease in cost of goods sold during the current period was due to normal fluctuation in the wholesale cannabis market.

Salaries and Wages

Salaries and Wages increased to $114,415 for the three months ended June 30, 2019 as compared to $102,192 for the three months ended June 30, 2018. The increase in salaries and wages during the current period was due to normal increase in labor cost.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $217,197 for the three months ended June 30, 2019 as compared to $175,158 for the three months ended June 30, 2018. This increase reflects the fact that some of the expenses associated with this category have increased over time.

Professional Fees

Professional fees were $145,119 for the three months ended June 30, 2019, as compared to $172,331 for the three months ended June 30, 2018. Our professional fees were primarily attributable to accounting, auditing and legal fees associated with maintaining our public markets listing.

Interest Expense

Interest expense and debt amortization expense decreased to $498,370 for the three months ended June 30, 2019 from $682,141 for the three months ended June 30, 2018. These decreases were due to lesser debt incurred over the past 12 months to acquire land and fund expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $115,253 for the three months ended June 30, 2019 from $356,394 for the three months ended June 30, 2018. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

We had gain of $4,736,229 from change in fair value of embedded derivative liabilities for the three months ended June 30, 2019, compared to loss of $256,374 from change in fair value of embedded derivative liabilities for the three months ended June 30, 2018. These gain were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We incurred net income of $3,863,740 attributed to Kaya Holdings Inc. for the three months ended June 30, 2019, as compared to a net loss of $1,533,968 for the three months ended June 30, 2018.

The majority of our net income during the three-month period ending June 30, 2019 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The net loss attributed to non-controlling interest for the three months ended June 30, 2019 and 2018 were $61,449 and $37,909, respectively.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenues

We had revenues of $512,879 for the six months ended June 30, 2019, as compared to revenues of $546,498 for the six months ended June 30, 2018. The slight decrease in revenue during the current period was due to the normal fluctuation in the market.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2019 was $238,231 compared to cost of goods sold of $221,011 for the six months ended June 30, 2018. The slight increase in cost of goods sold during the current period was due to normal fluctuation in the wholesale cannabis market.

Salaries and Wages

Salaries and Wages increased to $260,870 for the six months ended June 30, 2019 as compared to $235,632 for the six months ended June 30, 2018. The increase in salaries and wages was due to normal increase in labor cost.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $460,220 for the six months ended June 30, 2019, as compared to $339,246 for the six months ended June 30, 2018. This increase reflects the fact that some of the expenses associated with this category have increased over time.

Professional Fees

Professional fees were $190,969 for the six months ended June 30, 2019, as compared to $1,358,059 for the six months ended June 30, 2018. The decrease in professional fees was a result of stock issuance in exchange for professional services and the shares were valued at market price on issuance date.

Interest expense

Interest expense and debt amortization expense decreased to $972,181 for the six months ended June 30, 2019 from $1,407,930 for the six months ended June 30, 2018. These decreases were due to lesser debt incurred over the past 12 months to acquire land and fund expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $562,148 for the six months ended June 30, 2019 from $1,913,591 for the six months ended June 30, 2018. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Loss on extinguishment of debt

Loss on extinguishment of debt was $25,000 for the six months ended June 30, 2019 as compared to $-0- for the six months ended June 30, 2018. The loss was due to ratchet provision, which is change in conversion price on one of the convertible notes issued in 2018.

Change in Fair Value of Embedded Derivative Liabilities

Changes in Fair Value in Embedded Derivative Liabilities

Gain from change in fair value of embedded derivative liabilities decreased to $10,141,165 for the six months ended June 30, 2019 from $16,105,145 for the six months ended June 30, 2018. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We incurred net income of $8,113,272 attributed to Kaya Holdings Inc. for the six months ended June 30, 2019, as compared to a net income of $11,250,728 for the six months ended June 30, 2018.

The majority of our net income during the six-month period ending June 30, 2019 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The net loss attributed to non-controlling interest for the six months ended June 30, 2019 and 2018 were $168,608 and $74,554, respectively.

Liquidity and Capital Resources

May 2017 Financing

On May 11, 2017, we entered into a second financing agreement with Cayman Venture Capital Fund (the “Institutional Investor”) which had previously completed approximately $3.3 Million in in financing as listed in the 2018 10-K and previous filings to provide the Company with up to an additional $5.8 million in convertible note funding (the “ May 2017 Notes \ ”) through July 31, 2018 (the “ May 2017 Financing Agreement ”). The May 2017 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017 and as of March 31, 2018, to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

Pursuant to an additional agreement reached as of March 31, 2018, KAYS and the Institutional Investor agreed that effective as of January 1, 2019, (a) the maturity date of all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, will be extended from January 1, 2019 to January 1, 2020; (b) all of the $1.75 million in principal amount of May 2017 Notes currently outstanding and the remaining $5.8 million in principal amount of May 2017 Notes which may be issued under the Agreement, as amended, are to be secured by a mortgage lien on the Company’s 26-acre Lebanon, Oregon property, substantially similar in form and substance to the mortgage securing the $500,000 in principal amount of $0.03 Secured Notes purchased by the Institutional Investor, with the caveat that the property, improvements or rights to utilize them cannot be directly or indirectly leased, assigned or otherwise pledged to any entity without approval of the Institutional Investor, and in the event that there is a change in control of the Company or its subsidiaries the May 2017 Notes become immediately due and payable; and (c) the Institutional Investor was be granted piggy-back registration rights with respect to shares of the Company’s common stock it may hold or is issuable upon conversion of any Notes it or its Assigns may hold in the event the Company files a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended to sell shares of its common stock or permit the resale by shareholders of previously issued shares of common stock, up to a maximum of 30% of the shares registered under such registration statement.

Moreover, effective as of January 20, 2019, the Agreement was further amended to: (a) extend the due dates for funding due under the Agreement for each of the remaining trenches (including the $420,000 remaining “$0.03” Notes that were due to expire December 31, 2018) by six (6) months; (b) agree to extend the maturity date all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, from January 1, 2020 to January 1, 2021; and (c) pursuant to price adjustment features in the outstanding Notes held by the Institutional Investor, the Company confirmed that all outstanding Notes with a conversion price greater than $0.03 held by the Institutional Investor would be lowered to $0.03 per share at time of conversion.

As of the date of this Quarterly report, the Institutional Investor has purchased an aggregate of $2,625,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes ”).

January 2018 Financing

Effective January 22, 2018, and amended as of July 31, 2018 we entered into a financing agreement with a high net worth investor (the “ HNW Investor ”) to provide the Company with up to $1.4 million in convertible note funding (the “ January 2018 Notes  ”) through July 31, 2018 (the “  January 2018 Financing Agreement  ”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share (the “$0.10 Notes ”).

While the January 2018 Financing Agreement granted the HNW Investor the right to acquire additional January 2018 Notes by certain deadlines if additional funding was provided, no additional $0.10 Notes were purchased until the January 2018 Financing Agreement was amended in December, 2018 to allow the HNW investor the right to purchase an additional $25,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share (the “$0.05 Notes ”). In January 2019 the Agreement was further amended to lower the conversion price of the previously purchased $0.10 Note to $0.05, and to modify terms of the $0.10 Note to make them consistent with the May 2017 Financing Agreement executed with the Institutional Investor, and to allow for the right of the HNW Investor to acquire an additional $200,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (the “$0.03 Notes ”).

In March, 2019 the agreement was further amended to lower the conversion prices of the previously issued $0.05 Notes to $0.03. As of the date of this Quarterly report, the HNW Investor has purchased an additional aggregate of $75,000 in principal amount of the $0.03 Notes and has indicated he will purchase the remaining $125,000 of the $0.03 Notes.

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

Note Conversion

On March 5, 2019, a total of 7,785,952 shares of common stock were issued to Cayman Venture Capital Fund in consideration of settlement a total of $233,579 in principal and interest pursuant to a Note Conversion. The Note was reported as converted on September 16, 2018 when the documents were submitted but the shares were not issued until March 5, 2019. The shares have now been issued and are in electronic format in an account at the transfer agent pending delivery to the Cayman Venture Capital Fund. For more information see Footnote “R” to Convertible Debt Summary in Note 6 to the Financials.

Future Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

On December 28, 2018 KAYS informed she staff of the Kaya Shack Operations that they had been allocated a total of 2,050,000 shares of stock from the KAYS 2011 Employee Stock Plan (the “Plan”) for their service to the Company. The shares are subject to final approval of and confirmation by the Board of Directors to determine that the potential share issuances are valid according to the terms of the plan and other limitations, and will be reviewed at the next Board Meeting. Upon confirmation of eligibility and issuance from the Board of Directors, the recipients will be issued an account statement evidencing their shares along with instructions as how to effect delivery from the transfer agent.

Pursuant to consulting agreements entered into on February 19, 2018 via Board Stipulation, BMN Consultants is scheduled to receive 3,000,000 shares of KAYS stock in Q-1 from the KAYS 2011 Employee Stock Plan (the “Plan”) for W. David Jones’s service to the Company during 2019. The shares are considered to be fully paid when issued.

Pursuant to consulting agreements entered into on February 19, 2018 via Board Stipulation, Tudog Consultants is scheduled to receive 3,000,000 shares of KAYS restricted stock in Q-1 for Craig Frank’s service to the Company during 2019. The shares are considered to be fully paid when issued.

Pursuant to annual compensation schedules, each of the three (3) Board Members is scheduled to receive 100,000 shares of KAYS restricted stock in Q-1 for their service to the Company during 2019. The shares are considered to be fully paid when issued.

The above awards are all subject to final approval of and confirmation by the Board of Directors to determine that the potential share issuances are valid according to the terms of the plan and other qualifications and will be reviewed at the next Board Meeting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of June 30, 2019. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2019 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As required by SEC Rule 13a15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the foregoing, our Chief Executive Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our periodic reports filed under the Securities Exchange Act of 1934, in the fourth quarter of 2018, KAYS concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the Oregon Liquor Control Commission (the “OLCC”) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase included a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted, as well as a substantial amount of manufactured extracts and related cannabis products. KAYS entered into a management agreement with the holder of existing OLCC licenses (“Sunstone”) to oversee operations at the facility pending transfer of the license to KAYS, which were aware would be an extended and cumbersome process.

At all times since we began the transaction process and on an ongoing basis since the transaction was concluded, we have worked in close cooperation with the OLCC at each stage to both document the transaction, renew the existing licenses and transfer the licenses to us and submitted a substantial volume of paperwork to the OLCC with respect to the foregoing. We communicated with the OLCC on numerous occasions and requested guidance as to how to legally structure and complete the transfer of the licenses to us.

In November 2018, we were notified that that the OLCC was doing a Compliance Review, pending the requested transfer of the licenses (which is normal practice) and that they may have issues with how certain aspects of the transaction were structured.

We asked the OLCC for guidance with respect to interim operation of the facility and were advised to continue operating as usual. Subsequently, in February and March of 2019, the OLCC issued Conditional Letters of authority so that the facility could continue operations for a period not to exceed one year from the dates issued, pending the Sunstone License renewals and processing of the requested license transfers to KAYS.

Notwithstanding the foregoing, in mid-April 2019, we were advised by Sunstone that it had been notified that the OLCC was proposing that Sunstone’s licenses be cancelled, claiming that that Sunstone had not filed paperwork correctly with respect to the transaction or its historical ownership.

Sunstone’s attorney has filed a request for a hearing which we have been advised by the OLCC could take over a year to occur and resolve due to the extensive number of licensing matters being processed. A cursory review of the resolution of other sale-related compliance matters listed on the OLCC’s website shows that it is not atypical to for the OLCC to seek revocation of a license, but that often the settlement of that matter includes the sale and transfer of the license which, is what we are seeking. For the record, neither KAYS nor our Oregon OLCC licensed entities were named in OLCC action.

The Company notes that in a new and emerging regulatory environment for legal cannabis production and sale, licensing issues such as the present one periodically arise. In fact, as previously reported, the Company has encountered such issues in connection with its Portland, Oregon retail outlet and its planned Lebanon, Oregon grow and production operation, all of which were satisfactorily resolved in the Company’s favor. Accordingly, the Company is cooperating with Sunstone and the OLCC with respect to this matter and is optimistic that once the extensive record of paperwork submitted to and consultation with the OLCC has been reviewed, it will be able secure transfer of the OLCC licenses.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2019 the Company received $70,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On February 11, 2019 the Company received $150,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On March 20, 2019 the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On April 16, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On May 6, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

On July 2, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021.

All of the foregoing securities were issued pursuant to the exemption from the registration afforded by Section 4 (a) (2) of the Securities act of 1933, as amended and the rules and regulations thereunder.

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

Dated: August 19, 2019

 KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

