Form 10-Q
period 2019-09-30
Kaya Holdings, Inc.
filed 2019-11-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

__________to __________

Commission File No.: 333-177532

KAYA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

915 Middle River Drive

Suite 316

Ft. Lauderdale, Florida 33304

(Address of principal executive offices)

(954)-892-6911

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (�232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 18, 2019, the Issuer had 187,603,812 shares of its common stock outstanding.

1

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2019 (Unaudited) and December 31, 2018

ASSETS
	(Unaudited)	(Audited)
	September 30, 2019	December 31, 2018
CURRENT ASSETS:
Cash and equivalents	$11,079	$111,512
Inventory-net of allowance	121,916	131,542
Prepaid expenses	10,274	20,541
Total current assets	143,269	263,595

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	337,628	—
Property and equipment, net	2,196,596	2,348,780
Deposits	31,523	31,523
Total other assets	2,565,747	2,380,303

Total assets	$2,709,016	$2,643,898

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$695,590	$562,016
Accounts payable and accrued expense-related parties	8,137	7,737
Accrued interest	1,004,247	659,169
Right-of-use liabiliy - operating lease	195,986	—
Convertible notes payable-net of discount	352,506	2,894,294
Notes payable	9,312	9,312
Derivative liabilities	9,164,912	19,783,034
Total current liabilities	11,430,690	23,915,562

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	500,000	500,000
Convertible notes payable-net of discount	4,940,906	1,283,557
Notes payable-related party	250,000	250,000
Right-of-use liabiliy - operating lease	146,029	—
Total long term liabilities	5,836,935	2,033,557

Total liabilities	17,267,625	25,949,119

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
49,900 and 49,900 issued and outstanding at September 30, 2019 and December 31, 2018	50	50
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
173,598,080 shares issued as of September 30, 2019 and
165,812,128 shares issued as of December 31, 2018	173,598	165,812
Subscriptions payable	163,630	397,209
Additional paid in capital	17,401,555	17,100,137
Accumulated deficit	(30,995,734)	(39,924,912)
Non-controlling interest	(1,301,708)	(1,043,517)
Net stockholders' equity/(deficit)	(14,558,609)	(23,305,221)

Total liabilities and stockholders' equity/(deficit)	$2,709,016	$2,643,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net sales	$208,843	$303,888	$721,722	$850,386

Cost of sales	99,460	136,527	337,691	357,538

Gross profit	109,383	167,361	384,031	492,848

Operating expenses:
Professional fees	71,363	511,415	262,332	1,869,474
Salaries and wages	142,378	155,539	403,248	391,171
General and administrative	234,085	260,652	694,305	599,898
Total operating expenses	447,826	927,606	1,359,885	2,860,543

Operating loss	(338,443)	(760,245)	(975,854)	(2,367,695)

Other income(expense):
Interest expense	(137,308)	(179,676)	(395,703)	(463,484)
Amortization of debt discount	(401,980)	(783,040)	(1,115,766)	(1,907,162)
Derivative liabilities expense	(64,381)	(955,759)	(626,529)	(2,869,350)
Gain (loss) on extinguishment of debt	—	(1,054,825)	(25,000)	(1,054,825)
Change in derivative liabilities expense	1,668,486	4,250,351	11,809,651	20,355,496
Other income (expense)	(50)	(241)	188	(241)
Total other income (expense)	1,064,767	1,276,810	9,646,841	14,060,434

Net income (loss)	726,324	516,565	8,670,987	11,692,739

Net (loss) attributed to non-controlling interest	(89,583)	(63,359)	(258,191)	(137,913)

Net income (loss) attributed to Kaya Holdings, Inc.	815,907	579,924	8,929,178	11,830,652

Basic net income (loss) per common share	$0.00	$0.00	$0.05	$0.08

Weighted average number of common shares outstanding - Basic	173,598,080	154,705,344	171,794,716	144,462,038

Diluted net income (loss) per common share	$0.00	$0.00	$0.02	$0.08

Weighted average number of common shares outstanding - Diluted	432,023,413	154,705,344	430,220,049	144,462,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES:
Net income/(loss)	$8,929,178	$11,830,652
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(258,191)	(137,913)
Depreciation	171,852	99,507
Imputed interest	50,625	22,500
Loss (Gain) on Extinguishment of Debt	25,000	1,054,825
Derivative expense	626,529	2,869,350
Change in derivative liabilities	(11,809,651)	(20,355,496)
Amortization of debt discount	1,115,766	1,907,162
Stock to be issued for services - related parties	—	942,400
Stock to be issued for services	—	313,510
Changes in operating assets and liabilities:
Prepaid expense	10,267	(19,525)
Inventory	9,626	(18,810)
Right-of-use asset	300,965	—
Deposits	—	66,974
Accrued interest	345,078	280,574
Accounts payable and accrued expenses	133,769	85,630
Right-of-use liabilities	(296,578)	—

Net cash used in operating activities	(645,765)	(1,058,660)

INVESTING ACTIVITIES:
Purchase of property and equipment	(19,668)	(162,828)
Net cash used in investing activities	(19,668)	(162,828)

FINANCING ACTIVITIES:
Proceeds from Common stock subscription	—	300,000
Proceeds from convertible debt	565,000	970,000
Payments on notes payable	—	(51,274)
Net cash provided by financing activities	565,000	1,218,726

NET INCREASE IN CASH	(100,433)	(2,762)

CASH BEGINNING BALANCE	111,512	318,462

CASH ENDING BALANCE	$11,079	$315,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	—	1,049,065
Value of accrued interest payable reclassified as principal	—	7,133
Adoption of lease standard ASC 842	638,593	—
Derivative liability on convertible note payable	565,000	—
Value of common shares issued for conversion of convertible	233,579	—
notes payable issued from stock payable
Value of common shares issued for acquisition of fixed assets	—	1,417,200
Value of common shares issued as payment of debt and interest	—	245,774
Value of common shares issued as payment of interest	—	45,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the nine months ended September 30, 2019 and 2018

(Unaudited)

						Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity

	Preferred Stock		Common Stock		Subscription Payable
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2017	49,900	$ 50	138,993,087	$ 138,993	$ 152,796	$ 12,811,671	$ (44,672,209)	$ (833,710)	$ (32,402,409)

Imputed interest	-	-	-	-	-	72,450	-	-	72,450

Common stock issued pursuant to director compensation policy	-	-	6,200,000	6,200	-	936,200	-	-	942,400

Common stock issued for services	-	-	2,100,000	2,100	100	311,310	-	-	313,510

Common stock issued for cash	-	-	3,000,000	3,000		247,050	-	-	250,050

Common stock to be issued for acquisition of fixed assets	-	-	12,000,000	12,000	-	1,405,200	-	-	1,417,200

Common stock issued for debt conversion and interest	-	-	3,419,041	3,418	5,980	1,336,909	-	-	1,346,308

Reclassification of subscription payable to additional paid-in capital	-	-	-	-	(149,890)	149,890	-	-	-

Reclassification of derivative liability related to convertible notes	-	-	-	-	-	1,049,065	-	-	1,049,065

Payment on subscriptions payable	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	11,830,652	(137,913)	11,692,739

Balance, September 30, 2018	49,900	$ 50	165,712,128	$ 165,711	$ 8,986	$ 18,319,745	$ (32,841,557)	$ (971,623)	$ (15,318,688)

Balance, December 31, 2018	49,900	$ 50	165,812,128	$ 165,812	$ 397,209	$ 17,100,137	$ (39,924,912)	$ (1,043,517)	$ (23,305,221)

Imputed interest	-	-	-	-	-	50,625	-	-	50,625

Loss on debt extinguishment	-	-	-	-	-	25,000	-	-	25,000

Common stock issued for debt conversion and interest	-	-	7,785,952	7,786	(233,579)	225,793	-	-	-

Net loss	-	-	-	-	-	-	8,929,178	(258,191)	8,670,987

Balance, September 30, 2019	49,900	$ 50	173,598,080	$ 173,598	$ 163,630	$ 17,401,555	$ (30,995,734)	$ (1,301,708)	$ (14,558,609)

The accompanying notes are an integral part of these condensed consoldated financial statements.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $8,929,178 for the nine months ended September 30, 2019 and a net income of $11,830,652 for the nine months ended September 30, 2018. The decrease in net income is due to the changes in derivative liabilities and the company continues to have operating losses. At September 30, 2019 the Company has a working capital deficiency of $11,287,421 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of September 30, 2019 is $121,916 and $131,542 as of December 31, 2018. No allowance as necessary as of September 30, 2019 and December 31, 2018.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at September 30, 2019
	Level 1		Level 2		Level 3
Assets
Cash	$11,079	$		$
Total assets	11,079		-		-
Liabilities
Convertible debentures, net of discounts of $640,701	-		-		5,793,412
Short term debt, net of discounts of $-0-	-		9,312		-
Derivative liability	-		-		9,164,912
Total liabilities	-		9,312		14,958,324
	$11,079		$(9,312)		$(14,958,324)

	Fair Value Measurements at December 31, 2018
	Level 1		Level 2		Level 3
Assets
Cash	$111,512	$		$
Total assets	111,512		-		-
Liabilities
Convertible debentures, net of discounts of $1,191,264	-		-		4,677,851
Short term debt, net of discounts of $-0-	-		9,312		-
Derivative liability	-		-		19,783,034
Total liabilities	-		9,312		24,460,885
	$111,512		$(9,312)		$(24,460,885)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2019.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ATM Machine	$11,000	$11,000
Computer	22,736	22,736
Furniture & Fixtures	49,408	49,408
HVAC	41,768	25,000
Land	697,420	697,420
Leasehold Improvements	333,529	333,529
Machinery and Equipment	408,133	405,233
Sign	43,594	43,594
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,704,691	2,685,023
Less: Accumulated Depreciation	(508,095)	(336,243)
Property, Plant and Equipment - net	$2,196,596	$2,348,780

Depreciation expense totaled of $171,852 and $99,507 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
Construction Deposits	$—	$—
Rent Deposits	22,032	22,032
Security Deposits	$9,491	$9,491
Non-Current Assets	$31,523	$31,523

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes were $9,164,912 at September 30, 2019 and $19,783,034 at December 31, 2018.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			9.30.19	12.31.18

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-21	65,700	65,700
C	Convertible		X	8.0%	1-Jan-21	32,850	32,850
D	Convertible		X	8.0%	1-Jan-21	209,047	209,047
O	Convertible		X	8.0%	1-Jan-21	109,167	109,167
P	Convertible		X	8.0%	1-Jan-21	52,767	52,767
Q	Convertible		X	8.0%	1-Jan-21	52,050	52,050
S	Convertible		X	8.0%	1-Jan-21	50,400	50,400
T	Convertible		X	8.0%	1-Jan-21	250,000	250,000
X	Convertible	X		8.0%	1-Jan-19	66,800	66,800
BB	Convertible	X		10.0%	1-Jan-19	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-19	100,000	100,000
EE	Convertible		X	0.0%	31-Dec-21	500,000	500,000
KK	Convertible		X	8.0%	1-Jan-21	150,000	150,000
LL	Convertible		X	8.0%	1-Jan-21	600,000	600,000
MM	Convertible		X	8.0%	1-Jan-21	100,000	100,000
NN	Convertible		X	8.0%	1-Jan-21	500,000	500,000
OO	Convertible		X	8.0%	1-Jan-21	500,000	500,000
PP	Convertible		X	8.0%	1-Jan-21	500,000	500,000
QQ	Convertible		X	8.0%	1-Jan-21	150,000	150,000
RR	Convertible		X	8.0%	1-Jan-21	500,000	500,000
SS	Convertible		X	8.0%	1-Jan-21	150,000	150,000
TT	Convertible		X	8.0%	1-Jan-21	300,000	300,000
UU	Convertible		X	8.0%	1-Jan-21	150,000	150,000
VV	Convertible		X	5.0%	31-Jan-20	100,333	100,333
XX	Convertible		X	8.0%	1-Jan-21	100,000	100,000
YY	Convertible		X	8.0%	1-Jan-21	155,000	155,000
ZZ	Convertible		X	8.0%	1-Jan-21	150,000	150,000
AAA	Convertible		X	8.0%	1-Jan-21	95,000	95,000
BBB	Convertible		X	8.0%	1-Jan-21	80,000	80,000
CCC	Convertible	X		8.0%	1-Jan-20	25,000	25,000
DDD	Convertible		X	8.0%	1-Jan-21	70,000	-
EEE	Convertible		X	8.0%	1-Jan-21	150,000	-
FFF	Convertible		X	8.0%	1-Jan-21	15,000	-
GGG	Convertible		X	8.0%	1-Jan-21	75,000	-
HHH	Convertible		X	8.0%	1-Jan-21	35,000	-
III	Convertible		X	8.0%	1-Jan-21	25,000	-
JJJ	Convertible		X	8.0%	1-Jan-21	50,000	-
KKK	Convertible		X	8.0%	1-Jan-21	20,000	-
LLL	Convertible		X	8.0%	1-Jan-21	75,000	-
MMM	Convertible		X	8.0%	1-Jan-21	50,000	-
Total Convertible Debt						6,434,114	5,869,114
Less: Discount						(640,702)	(1,191,263)
Convertible Debt, Net of Discounts						$ 5,793,412	$ 4,677,851
Convertible Debt, Net of Discounts, Current						$ 352,506	$ 2,894,294
Convertible Debt, Net of Discounts, Long-term						$ 5,440,906	$ 1,783,557

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.18% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.065 per share to $0.45 per share and a conversion price ranging from $0.05 per share to $0.41 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $51,521.

 A recap of the balance of outstanding convertible debt at September 30, 2019 is as follows:

Principal balance	$25,000
Accrued interest	26,521
Balance maturing for the period ending:
September 30, 2019	$51,521

The Company valued the derivative liabilities at September 30, 2019 at $24,487. The Company recognized a change in the fair value of derivative liabilities for the nine months ended September 30, 2019 of $2,625 which were charged (credited) to operations.  In determining the indicated values at September 30, 2019, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.0569, and conversion prices of $0.40 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.065 per share to $0.14 per share and a conversion price ranging from $0.03 per share to $0.04 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative liability associated with this note as of September 30, 2019 were $465,284.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $133,292. The derivative liability associated with this note as of September 30, 2019 were $165,130.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $64,428. The derivative liability associated with this note as of September 30, 2019 were $79,817.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share a conversion price of $0.03 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $63,553. The derivative liability associated with this note as of September 30, 2019 were $78,733.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $61,538. The derivative liability associated with this note as of September 30, 2019 were $76,237.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.08% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $305,361. The derivative liability associated with this note as of September 30, 2019 were $378,299.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $78,481. The derivative liability associated with this note as of September 30, 2019 were $81,179.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $58,743. The derivative liability associated with this note as of September 30, 2019 were $60,762.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $117,486. The derivative liability associated with this note as of September 30, 2019 were $121,526.

(EE)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. As of September 30, 2019, the debt discount was amortized in full.

On January 1, 2018 the holder of the note extended the due date until December 31, 2021.

As of September 30, 2019, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 9% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

The derivative liability associated with this note as of September 30, 2019 was $688,334.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.0569 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $183,049. The derivative liability associated with this note as of September 30, 2019 were $226,773.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.0569 per share to $0.31 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $730,066. The derivative liability associated with this note as of September 30, 2019 were $904,449.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.0569 per share to $0.31 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $121,433. The derivative liability associated with this note as of September 30, 2019 were $150,439.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.0569 per share to $0.31 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $606,388. The derivative liability associated with this note as of September 30, 2019 were $751,230.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to154.71%, trading prices ranging from $0.0569 per share to $0.30 per share. The balance of the convertible note at September 30, 2019 including accrued interest and net of the discount amounted to $604,833. The derivative liability associated with this note as of September 30, 2019 were $749,302.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.0569 per share to $0.27 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $596,055, net of the discount of $42,750. The derivative liability associated with this note as of September 30, 2019 were $738,428.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.63%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.0569 per share to $0.27 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $176,483, net of the discount of $15,390. The derivative liability associated with this note as of September 30, 2019 were $218,638.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.0569 per share to $0.27 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $576,721, net of the discount of $62,699. The derivative liability associated with this note as of September 30, 2019 were $714,477.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 131.81%, trading prices ranging from $0.0569 per share to $0.27 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $171,350, net of the discount of $19,665. The derivative liability associated with this note as of September 30, 2019 were $212,278.

(TT)

On February 5, 2018, the Company received $300,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $.05 per share to $0.49 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $339,584, net of the discount of $27,626. The derivative liability associated with this note as of September 30, 2019 were $420,696.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.0569 per share to $0.14 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $168,279, net of the discount of $4,160. The derivative liability associated with this note as of September 30, 2019 were $208,475.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.0569 per share to $0.14 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $108,690, net of the discount of $13,630. The derivative liability associated with this note as of September 30, 2019 were $112,427.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.63%, volatility from 84.63% to 127.07%, trading prices ranging from $0.0569 per share to $0.16 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $110,718, net of the discount of $6,873. The derivative liability associated with this note as of September 30, 2019 were $137,164.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.81%, volatility from 84.63% to 126.88%, trading prices ranging from $0.0569 per share to $0.13 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $169,914, net of the discount of $23,600. The derivative liability associated with this note as of September 30, 2019 were $210,500.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.0569 per share to $0.13 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $163,578, net of the discount of $16,304. The derivative liability associated with this note as of September 30, 2019 were $202,650.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.83%, volatility from 84.63% to 126.38%, trading price at $0.0569 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $102,725, net of the discount of $2,662. The derivative liability associated with this note as of September 30, 2019 were $127,262.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.81%, volatility from 84.63% to 118.96%, trading price at $0.0569 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $85,453, net of the discount of $8,515. The derivative liability associated with this note as of September 30, 2019 were $105,864.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.05 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $0.05 per share to $0.03 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.63%, volatility from 84.63% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $26,551, net of the discount of $997. The derivative liability associated with this note as of September 30, 2019 were $27,464.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.59%, volatility from 84.63% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $73,851, net of the discount of $23,644. The derivative liability associated with this note as of September 30, 2019 were $91,491.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.48%, volatility from 84.63% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $157,595, net of the discount of $103,706. The derivative liability associated with this note as of September 30, 2019 were $195,237.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.40%, volatility from 82.70% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $15,638, net of the discount of $11,119. The derivative liability associated with this note as of September 30, 2019 were $19,373.

(GGG)

On April 6, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.40%, volatility from 82.70% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $77,910, net of the discount of $54,245. The derivative liability associated with this note as of September 30, 2019 were $96,519.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.40%, volatility from 82.70% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $36,235, net of the discount of $25,968. The derivative liability associated with this note as of September 30, 2019 were $44,890.

(III)

On May 6, 2019 the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.40%, volatility from 82.70% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $25,805, net of the discount of $18,977. The derivative liability associated with this note as of September 30, 2019 were $31,969.

(JJJ)

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.40%, volatility from 82.70% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $51,447, net of the discount of $38,917. The derivative liability associated with this note as of September 30, 2019 were $63,735.

(KKK)

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 2.40%, volatility from 82.70% to 105.36%, trading price of ranging from $0.0569 to $0.11 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $20,513, net of the discount of $15,972. The derivative liability associated with this note as of September 30, 2019 were $25,413.

(LLL)

On July 2, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 1.75%, volatility from 105.36% to 105.36%, trading price of ranging from $0.0569 to $0.0667 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $76,512, net of the discount of $62,568. The derivative liability associated with this note as of September 30, 2019 were $94,788.

(MMM)

On August 30, 2019 the Company received $50,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.75% to 1.75%, volatility from 105.36% to 105.36%, trading price of ranging from $0.0569 to $0.0642 per share. The balance of the convertible note at September 30, 2019 including accrued interest amounted to $51,008, net of the discount of $40,714. The derivative liability associated with this note as of September 30, 2019 were $63,192.

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non Related Party

	September 30, 2019	December 31, 2018
Note 3	-0-	-0-
Note 4	-0-	-0-
Note 5	9,312	9,312
Note 6	-0-	-0-
Total Non-Convertible Debt	9,312	9,312

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

(4) On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018

(5) On September 16, 2016 the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of September 30, 2019.

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

22

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

As of September 30, 2019, the balance of the debt was $500,000. The remaining $250,000 is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

Summary Notes Payable Schedule-All Debt

Balance December 31, 2018	$6,128,424
New Notes Payable	565,000
Addition due to amendment	-0-
Repaid Notes Payable	-0-
Conversions	-0-
Balance September 30, 2019	$6,693,424

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2018	$19,783,034
Initial	1,191,529
Change in Derivative Values	(11,809,651)
Conversion of debt-reclass to APIC	-0-
Balance as of September 30, 2019	$9,164,912

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded the amortization of debt discount of $401,980 and $1,115,766 for the three and nine months ended September 30, 2019, respectively.

The Company recorded derivative liability expense of $64,381 and $626,529 for the three and nine months ended September 30, 2019, respectively.

The Company recorded a change in the value of embedded derivative liabilities income of $1,668,486 and $11,809,651 for the three and nine months ended September 30, 2019, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $640,701 as of September 30, 2019.

The Company recorded the amortization of debt discount of $401,980 and $1,115,766 for the three and nine months ended September 30, 2019, respectively.

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

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of September 30, 2019, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of September 30, 2019, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of September 30, 2019, the note was paid in full.

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of September 30, 2019, the note was paid in full.

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2018	11,065,540	0.0316297	3.8
Granted	-0-	-0-	-0-
Exercised	-0-	-	-
Expired	-0-	-	-
Balance as of September 30, 2019	11,065,540	0.0316297	3.55

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

The Company has right-of-use assets of $463,163 and operating lease liabilities of $469,025 as of September 30, 2019. Operating lease expense for the three and nine months ended September 30, 2019 was $39,997 and $179,322, respectively. The Company had cash used in operating activities related to leases of $38,662 and $140,540 during the three and nine months ended September 30, 2019, respectively.

Maturity of Lease Liabilities at September 30, 2019	Amount
2019 (excluding the nine months ended September 30, 2019)	$60,674
2020	186,005
2021	101,675
2022	27,300
Later years	—
Total lease payments	375,654
Less: Imputed interest	(33,639)
Present value of lease liabilities	$342,015

NOTE 15 – SUBSEQUENT EVENTS

On October 16, 2019 a total of 166,666 shares of common stock were issued to an investor in consideration of settlement of a total of $5,000 in interest owed pursuant to a Note Conversion. The shares have been issued and are in electronic format in an account at the transfer agent pending delivery instructions of the shareholder. For more information see Footnote “BB” to Convertible Debt Summary in Note 6 to the Financials.

On October 16, 2019 a total of 333,333 shares of common stock were issued to an investor in consideration of settlement of a total of $10,000 in interest owed pursuant to a Note Conversion. The shares have been issued and are in electronic format in an account at the transfer agent pending delivery instructions of the shareholder. For more information see Footnote “CC” to Convertible Debt Summary in Note 6 to the Financials.

On October 16, 2019 a total of 2,805,733 shares of common stock were issued to an investor in consideration of settlement of a total of $84,172.00 in principal and interest owed pursuant to a Note Conversion. The shares have been issued and are in electronic format in an account at the transfer agent pending delivery instructions of the shareholder. For more information see Footnote “X” to Convertible Debt Summary in Note 6 to the Financials.

On October 16, 2019 a total of 50,000 shares of restricted Series C Preferred Stock were issued to an affiliated shareholder of the Company in consideration of settlement of a total of $500,000.00 in principal owed pursuant to a Note Conversion. Each Preferred Share is convertible into 433.9297 common shares so the 25,000 Preferred Shares if converted would result in the issuance of 21,696,485 common shares. For more information see Footnote “EE” to Convertible Debt Summary in Note 6 to the Financials.

Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

On October 16, 2019 a total of 2,100,000 shares of stock were issued to a total of 12 employees of the Kaya Shack from the KAYS 2011 Employee Stock Plan (the “Plan”) for their service to the Company. The shares are subject to a lockup agreement and absent earlier consent by the Company they not eligible for resale until December 31, 2021.

On October 16, 2019, 3,000,000 shares of KAYS stock were issued for W. David Jones's service to the Company during 2018 pursuant to consulting agreements entered into with BMN Consultants on February 19, 2018 via Board Stipulation. The shares are considered to be fully paid when issued.

On October 16, 2019, 3,000,000 shares of KAYS restricted stock were issued for Craig Frank's service to the Company during 2018 pursuant to consulting agreements entered into with Tudog Consultants on February 19, 2018 via Board Stipulation. The shares are considered to be fully paid when issued.

On October 16, 2019 a total of 300,000 shares of KAYS stock were issued to our three (3) Board Members (100,00 shares each) pursuant to annual compensation schedules for their service to the Company during 2019. The shares are considered to be fully paid when issued.

On October 16, 2019 a total of 1,700,000 shares of KAYS stock were issued to 5 individuals (three (3) attorneys and 2 Consultants) from the KAYS 2011 Employee Stock Plan (the “Plan”) for their service to the Company.

Other Restricted Stock Issuances

On October 16, 2019 the Company issued a former landlord 500,000 shares of restricted stock as settlement for early termination of the lease and forgiveness of all debt owed.

On October 16, 2019 the Company issued a charitable organization 100,000 shares of restricted stock as a charitable donation.

Other Items

On November 4, 2019, KAYS issued a press release announcing that its majority owned subsidiary, Kaya Brands International, Inc. (“KBI”), had executed a memorandum of understanding (“MOU”) setting forth the terms for KBI's acquisition of a 50% ownership interest in Greekkannabis, PC (“GKC”). GKC is an Athens, Greece based cannabis company which has applied for and is awaiting issuance of a medical cannabis cultivation, processing and export license from the Greek government.

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

The Company currently operates a chain of three Kaya Shack™ retail outlets and has developed its own proprietary Kaya Farms™ strains of cannabis, which it grows and produces (together with edibles and other cannabis products) at its Eugene, Oregon Sunstone Farms Indoor Cannabis Grow, Processing & Cannaceutical Facility, which KAYS acquired in October 2018 and is presently operating under a Management Agreement pending transfer of the licenses by the OLCC to the Company, upon completion of a satisfactory compliance review.

Additionally, the Company also owns a 26-acre parcel in Lebanon, Linn County, Oregon, which it purchased in August 2017 on which it intends to construct a cannabis cultivation complex, which will initially consist of an 85,000-square foot Kaya Farms™ Greenhouse Grow and Production Facility. The Company maintains a genetics library of over 30 strains of cannabis it has developed and has also formulated various cannabis-infused edibles, marijuana cigarettes and other cannabis derivatives under its proprietary “Kaya” brand names.

The Company’s business strategy seeks to achieve four fundamentals objectives:

·	maintaining direct access to customers (to own the relationship with end-users);
·	effecting vertical integration to control the supply chain (to control cost, selection and quality);
·	introducing strong brands in tradition and innovative categories (to control asset development); and
·	creating the capacity to expand nationally and internationally as regulations and opportunities permit.

Domestic and International Plans for Expansion

The Company is focusing its efforts on expanding its operations both domestically and internationally by:

·	replicating its Kaya Shack™ brand retail outlets through franchising, initially in Canada, where the production and use of marijuana for both medical and recreational purposes is legal nationwide and ultimately into U.S. states where medical and recreational marijuana production and use is legal or expected to become legal in the near term;
·	retaining Franchise Academy, Inc., a franchise consulting group, to assist it, together with Garfinkle Biderman LLP, a Canadian law firm specializing in the franchise arena, in the development, planning, launch and implementation of its retail franchise program in Canada;
·	utilizing its marijuana grow, processing, manufacturing and production facilities (which have the capability to grow and process up to 100,000 pounds of cannabis annually) to support its planned franchised outlets, in order to both maintain quality control and offer customers a consistent customer experience while reducing costs of goods to franchisees;
·	developing, producing and marketing, additional cannabis products, including flower, concentrates, extracts, cannabis-infused edibles, topicals, marijuana cigarettes and other specialty cannabis derivatives using its proprietary Kaya Shack™ and Kaya Farms™ brands edibles, marijuana cigarettes, extracts, and topicals;
·	establishing substantial production and processing facilities in Greece and Israel, where it will seek to grow and export legal medical and recreational cannabis to European and Asian countries, as regulations permit; and
·	ultimately, taking advantage of anticipated regulatory changes to export cannabis and cannabis products from Oregon to other jurisdictions where medical and recreational cannabis use is legal.

The Company has formed Kaya Brands International, Inc. (“ Kaya International ”), a new Florida subsidiary, to undertake its planned Canadian retail franchise operations and other planned operations outside the U.S.

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

STARBUCKS COFFEE
DRIVE THRU
Spin City
LAUNDROMAT
short STOP
MARKET
Adam's Rib
SMOKE HOUSE
KayaShack
GRAND OPENING
KayaShack
Fine Affordable Cannabis
Bringing Good Vibes to Salem!
Be Kind

Kaya Shack™ Retail Outlets

KayaShack
Some of our happiest days haven't even happened yet.
KayaShack
Be Kind
kayashack.com
KayaShack
Be Kind
KayaBuddies
Buds with Benefits
premium • bud only • pre-rolls
DON'T PASS IT ON.
KEEP IT OUT OF REACH.
KayaShack
high QUALITY
low PRICES
wide SELECTION
the way
EXTRACTS - CARTS - EDIBLES
PREMIUM FLOWER
Bloom where you're planted
If you can dream it, you can do it
Do what makes your soul shine
KayaBuddies
Buds with Benefits
premium • bud only • pre-rolls
Good timber does not grow with ease;
The stronger the wind, the stronger the trees.
acer
KayaShack
Be Kind.

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
KayaShack
KayaBuddies
DON'T PASS IT ON.
Be Kind

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

  II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon.

KayaShack
108
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
KayaShack
Welcome
Safe Here
BELIEVE THERE IS GOOD IN THE WORLD
KayaShack

Our second Kaya Shack™ OLCC licensed marijuana store (located in South Salem, Oregon) opened for business on October 17, 2015. The store is located in a strip mall alongside a Caesar’s Pizza, Aaron’s furniture, a convenience store, a tanning salon, and a nail salon. The plaza also has a Subway, a sports bar and a laundromat. The area around the shop is primarily commercial with residential complexes under construction and has a footprint of approximately 2,100 square feet and serves as the model for the Company’s superstores featuring larger display areas and a soon-to-be-opened Pakalolo Juice Company infused fresh fruit smoothies stand.

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

To make use of the cars while the Company waits to launch delivery service, the cars are currently used for promotional purposes at community fairs and roving billboards

Kaya Farms™

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

44

45

46

47

Kaya Farms™ - Cannabis and Cannabis Products

Proprietary Cannabis Strains

Sunstone Farms
TW A's
Sunstone Farms
SMT A's
Kaya FARMS
Trainwreck - A-Buds
454g
23.12% THC - Chemhistory - 1810CH0291.1259
Tested: 10/22/2018 Harvest Date: 10/15/2018
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Stone Mt. Tangie - A-Buds
454g

Kaya Farms Proprietary Cannabis Concentrates

Fall Production Run - Concentrates & Extracts, Hash Oil

(Note: These Concentrates were produced under contract for Kaya Farms by a third party while we await licensure of Production Facilities)

Powered by Confident Cannabis
1 of 22

Certificate of Analysis

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3200

Strain: Kaya Blend
Batch#: ; Batch Size: 750 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Kaya Blend

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10547; METRC Sample: 1A40103000220ED000018004

Pass
Pesticides

Pass
Residual Solvents

Cannabinoids

Pass

005 HPLC6 20191009-3
10/09/2019 | METRC THC RPD Status: Pass

73.90%
Total THC* (Calculated Decarboxylated Potential)

0.23%
Total CBD** (Calculated Decarboxylated Potential)

88.21%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	80.47	804.7
Δ9-THC	0.2	3.33	33.3
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.27	2.7
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	0.77	7.7
CBGa	0.2	2.59	25.9
CBG	0.2	0.68	6.8
CBC	0.2	0.11	1.1
Total		**88.21**	**882.1**

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

Powered by Confident Cannabis
4 of 22

Certificate of Analysis

Sample provided to the laboratory by the client and tested as received.

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3200

Strain: Kaya Blend
Batch#: ; Batch Size: 750 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Kaya Blend

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10547; METRC Sample: 1A40103000220ED000018004

Terpenes

089 GCFID2 20191008-1
10/08/2019

Analyte	Mass %	Mass mg/g	LOQ %
cis-Phytol	0.12	1.2	0.02
Valencene	0.13	1.3	0.02
Sabinene	<LOQ	<LOQ	0.02
Ocimene 1	<LOQ	<LOQ	0.02
Geraniol	<LOQ	<LOQ	0.02
Neral	<LOQ	<LOQ	
α-Humulene	0.43	4.3	0.02
α-Terpinene	<LOQ	<LOQ	0.02
trans-Phytol	0.09	0.9	0.02
Caryophyllene Oxide	0.10	1.0	0.02
(-)-β-Pinene	0.22	2.2	0.02
α-Pinene	0.19	1.9	0.02
Camphor	<LOQ	<LOQ	0.02
(-)-α-Bisabolol	0.27	2.7	0.02
α-Cedrene	<LOQ	<LOQ	0.02
Terpinolene	0.58	5.8	0.02
Endo-Fenchyl Alcohol	0.11	1.1	0.02
p-Isopropyltoluene	<LOQ	<LOQ	0.02
Azulene	<LOQ	<LOQ	0.02
α-Terpineol	0.16	1.6	0.02
Cedrol	0.13	1.3	0.02
Citral	<LOQ	<LOQ	0.02
(-)-Guaiol	0.03	0.3	0.02
β-Nerolidol	0.47	4.7	0.02
Linalool	0.37	3.7	0.02
Neryl Acetate	<LOQ	<LOQ	0.02

Analyte	Mass %	Mass mg/g	LOQ %
β-Myrcene	1.43	14.3	0.02
γ-Terpinene	<LOQ	<LOQ	0.02
Anisole	<LOQ	<LOQ	0.02
Fenchone	<LOQ	<LOQ	0.07
Isoborneol	<LOQ	<LOQ	0.02
δ-Limonene	1.28	12.8	0.02
Ocimene 2	0.27	2.7	0.02
Camphene	0.04	0.4	0.02
α-Phellandrene	0.09	0.9	0.02
γ-Terpineol	<LOQ	<LOQ	0.04
Geranyl Acetate	0.87	8.7	0.18
β-Caryophyllene	1.04	10.4	0.02
Sabinene Hydrate	<LOQ	<LOQ	0.02
Farnesene	0.18	1.8	0.02
Nerol	<LOQ	<LOQ	0.02
trans-Nerolidol	0.79	7.9	0.02
Borneol	<LOQ	<LOQ	0.02
Hexahydro Thymol	<LOQ	<LOQ	0.02
Squalene	0.02	0.2	
δ-3-Carene	<LOQ	<LOQ	0.02
Eucalyptol	<LOQ	<LOQ	0.02
Eugenol	<LOQ	<LOQ	0.02
(-)-Isopulegol	<LOQ	<LOQ	0.02
Pulegone	<LOQ	<LOQ	0.02
cis-Nerolidol	0.42	4.2	0.02

Primary Aromas

9.83%
Total Terpenes

Hops

Orange

Cinnamon

Flowers

Turpentine

Method: GC-FID CH SOP 401; based on dry weight; LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

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

Powered by Confident Cannabis
1 of 22

Certificate of Analysis

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3204

Strain: Chem 91
Batch#: ; Batch Size: 640 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Chem 91

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10549; METRC Sample: 1A40103000220ED000018006

Pass
Pesticides

Pass
Residual Solvents

Cannabinoids

Pass

005 HPLC6 20191009-3
10/09/2019 | METRC THC RPD Status: Pass

74.41%
Total THC* (Calculated Decarboxylated Potential)

0.20%
Total CBD** (Calculated Decarboxylated Potential)

88.23%
Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa	0.2	79.91	799.1
Δ9-THC	0.2	4.32	43.2
THCV	0.2	0.15	1.5
CBDa	0.2	0.23	2.3
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	1.33	13.3
CBGa	0.2	1.69	16.9
CBG	0.2	0.41	4.1
CBC	0.2	0.19	1.9
Total		**88.23**	**882.3**

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

Certificate of Analysis

Sample provided to the laboratory by the client and tested as received.

Powered by Confident Cannabis
4 of 22

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3204

Strain: Chem 91
Batch#: ; Batch Size: 640 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Chem 91

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10549; METRC Sample: 1A4010300022OED000018006

Terpenes

089 GCFID2 20191008-1
10/08/2019

Analyte	Mass %	Mass mg/g	LOQ %
cis-Phytol	0.11	1.1	0.02
Valencene	0.14	1.4	0.02
Sabinene	<LOQ	<LOQ	0.02
Ocimene 1	<LOQ	<LOQ	0.02
Geraniol	0.17	1.7	0.02
Neral	<LOQ	<LOQ	
α-Humulene	0.36	3.6	0.02
α-Terpinene	0.11	1.1	0.02
trans-Phytol	0.07	0.7	0.02
Caryophyllene Oxide	0.06	0.6	0.02
(-)-β-Pinene	0.20	2.0	0.02
α-Pinene	0.12	1.2	0.02
Camphor	<LOQ	<LOQ	0.02
(-)-α-Bisabolol	0.32	3.2	0.02
α-Cedrene	<LOQ	<LOQ	0.02
Terpinolene	1.21	12.1	0.02
Endo-Fenchyl Alcohol	0.14	1.4	0.02
p-Isopropyltoluene	<LOQ	<LOQ	0.02
Azulene	<LOQ	<LOQ	0.02
α-Terpineol	0.15	1.5	0.02
Cedrol	0.13	1.3	0.02
Citral	<LOQ	<LOQ	0.02
(-)-Guaiol	<LOQ	<LOQ	0.02
β-Nerolidol	0.32	3.2	0.02
Linalool	0.44	4.4	0.02
Neryl Acetate	<LOQ	<LOQ	0.02

Analyte	Mass %	Mass mg/g	LOQ %
β-Myrcene	1.01	10.1	0.02
γ-Terpinene	0.09	0.9	0.02
Anisole	<LOQ	<LOQ	0.02
Fenchone	<LOQ	<LOQ	0.07
Isoborneol	<LOQ	<LOQ	0.02
δ-Limonene	0.96	9.6	0.02
Ocimene 2	0.15	1.5	0.02
Camphene	<LOQ	<LOQ	0.02
α-Phellandrene	0.10	1.0	0.02
γ-Terpineol	<LOQ	<LOQ	0.04
Geranyl Acetate	<LOQ	<LOQ	0.18
β-Caryophyllene	1.00	10.0	0.02
Sabinene Hydrate	<LOQ	<LOQ	0.02
Farnesene	0.17	1.7	0.02
Nerol	<LOQ	<LOQ	0.02
trans-Nerolidol	0.93	9.3	0.02
Borneol	<LOQ	<LOQ	0.02
Hexahydro Thymol	<LOQ	<LOQ	0.02
Squalene	0.02	0.2	
δ-3-Carene	0.04	0.4	0.02
Eucalyptol	<LOQ	<LOQ	0.02
Eugenol	<LOQ	<LOQ	0.02
(-)-Isopulegol	<LOQ	<LOQ	0.02
Pulegone	<LOQ	<LOQ	0.02
cis-Nerolidol	0.60	6.0	0.02

Primary Aromas

9.12%
Total Terpenes

Turpentine

Hops

Cinnamon

Orange

Flowers

Method: GC-FID CH SOP 401; based on dry weight; LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

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

Certificate of Analysis

Powered by Confident Cannabis
1 of 22

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3202

Strain: Golden Ticket
Batch#: ; Batch Size: 630 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Golden Ticket

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10548; METRC Sample: 1A40103000220ED000018005

Pass

Pesticides

Pass

Residual Solvents

Cannabinoids

Pass

005 HPLC6 20191009-3
10/09/2019 | METRC THC RPD Status: Pass

67.71%

Total THC* (Calculated Decarboxylated Potential)

0.19%

Total CBD** (Calculated Decarboxylated Potential)

82.02%

Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	72.00	720.0
Δ9-THC	0.2	4.57	45.7
THCV	0.2	0.31	3.1
CBDa	0.2	0.22	2.2
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	2.09	20.9
CBGa	0.2	2.02	20.2
CBG	0.2	0.52	5.2
CBC	0.2	0.30	3.0
Total		**82.02**	**820.2**

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

Certificate of Analysis
Sample provided to the laboratory by the client and tested as received.
Powered by Confident Cannabis
4 of 22

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3202

Strain: Golden Ticket
Batch#: ; Batch Size: 630 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Golden Ticket

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10548; METRC Sample: 1A40103000220ED000018005

Terpenes

089 GCFID2 20191008-1
10/08/2019

Analyte	Mass %	Mass mg/g	LOQ %
cis-Phytol	0.11	1.1	0.02
Valencene	0.11	1.1	0.02
Sabinene	0.09	0.9	0.02
Ocimene 1	<LOQ	<LOQ	0.02
Geraniol	0.19	1.9	0.02
Neral	<LOQ	<LOQ	
α-Humulene	0.23	2.3	0.02
α-Terpinene	0.16	1.6	0.02
trans-Phytol	0.07	0.7	0.02
Caryophyllene Oxide	0.07	0.7	0.02
(-)-β-Pinene	0.26	2.6	0.02
α-Pinene	0.18	1.8	0.02
Camphor	<LOQ	<LOQ	0.02
(-)-α-Bisabolol	0.38	3.8	0.02
α-Cedrene	<LOQ	<LOQ	0.02
Terpinolene	2.68	26.8	0.02
Endo-Fenchyl Alcohol	0.11	1.1	0.02
p-Isopropyltoluene	<LOQ	<LOQ	0.02
Azulene	<LOQ	<LOQ	0.02
α-Terpineol	0.20	2.0	0.02
Cedrol	0.26	2.6	0.02
Citral	<LOQ	<LOQ	0.02
(-)-Guaiol	0.03	0.3	0.02
β-Nerolidol	0.91	9.1	0.02
Linalool	0.34	3.4	0.02
Neryl Acetate	<LOQ	<LOQ	0.02

Analyte	Mass %	Mass mg/g	LOQ %
β-Myrcene	1.37	13.7	0.02
γ-Terpinene	0.11	1.1	0.02
Anisole	<LOQ	<LOQ	0.02
Fenchone	<LOQ	<LOQ	0.07
Isoborneol	<LOQ	<LOQ	0.02
δ-Limonene	0.95	9.5	0.02
Ocimene 2	0.26	2.6	0.02
Camphene	<LOQ	<LOQ	0.02
α-Phellandrene	0.16	1.6	0.02
γ-Terpineol	<LOQ	<LOQ	0.04
Geranyl Acetate	<LOQ	<LOQ	0.18
β-Caryophyllene	0.74	7.4	0.02
Sabinene Hydrate	0.07	0.7	0.02
Farnesene	0.15	1.5	0.02
Nerol	<LOQ	<LOQ	0.02
trans-Nerolidol	0.81	8.1	0.02
Borneol	<LOQ	<LOQ	0.02
Hexahydro Thymol	<LOQ	<LOQ	0.02
Squalene	0.02	0.2	
δ-3-Carene	0.09	0.9	0.02
Eucalyptol	<LOQ	<LOQ	0.02
Eugenol	<LOQ	<LOQ	0.02
(-)-Isopulegol	<LOQ	<LOQ	0.02
Pulegone	<LOQ	<LOQ	0.02
cis-Nerolidol	0.44	4.4	0.02

Primary Aromas

11.55% Total Terpenes	Turpentine	Hops	Orange	Cinnamon	Flowers

Method: GC-FID CH SOP 401; based on dry weight; LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

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

Certificate of Analysis

Powered by Confident Cannabis
1 of 22

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3198

Strain: Lucky Monkey
Batch#: ; Batch Size: 1180 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Lucky Monkey

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10546; METRC Sample: 1A40103000220ED000018003

Pass

Pesticides

Pass

Residual Solvents

Cannabinoids

Pass

005 HPLC6 20191009-3
10/09/2019 | METRC THC RPD Status: Pass

74.54%

Total THC* (Calculated Decarboxylated Potential)

0.19%

Total CBD** (Calculated Decarboxylated Potential)

88.58%

Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	81.59	815.9
Δ9-THC	0.2	2.99	29.9
THCV	0.2	0.09	0.9
CBDa	0.2	0.22	2.2
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	1.53	15.3
CBGa	0.2	1.72	17.2
CBG	0.2	0.41	4.1
CBC	0.2	0.02	0.2
Total		**88.58**	**885.8**

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

CHEMHISTORY

Certificate of Analysis

Sample provided to the laboratory by the client and tested as received.

Powered by Confident Cannabis
4 of 22

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3198

Strain: Lucky Monkey
Batch#: ; Batch Size: 1180 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Lucky Monkey

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10546; METRC Sample: 1A40103000220ED000018003

Terpenes

089 GCFID2 20191008-1
10/08/2019

Analyte	Mass %	Mass mg/g	LOQ %
cis-Phytol	0.11	1.1	0.02
Valencene	0.11	1.1	0.02
Sabinene	<LOQ	<LOQ	0.02
Ocimene 1	<LOQ	<LOQ	0.02
Geraniol	<LOQ	<LOQ	0.02
Neral	<LOQ	<LOQ	
α-Humulene	0.38	3.8	0.02
α-Terpinene	<LOQ	<LOQ	0.02
trans-Phytol	0.06	0.6	0.02
Caryophyllene Oxide	0.09	0.9	0.02
(-)-β-Pinene	0.19	1.9	0.02
α-Pinene	0.15	1.5	0.02
Camphor	<LOQ	<LOQ	0.02
(-)-α-Bisabolol	0.24	2.4	0.02
α-Cedrene	<LOQ	<LOQ	0.02
Terpinolene	0.53	5.3	0.02
Endo-Fenchyl Alcohol	0.16	1.6	0.02
p-Isopropyltoluene	<LOQ	<LOQ	0.02
Azulene	<LOQ	<LOQ	0.02
α-Terpineol	0.20	2.0	0.02
Cedrol	0.19	1.9	0.02
Citral	<LOQ	<LOQ	0.02
(-)-Guaiol	0.03	0.3	0.02
β-Nerolidol	0.58	5.8	0.02
Linalool	0.47	4.7	0.02
Neryl Acetate	<LOQ	<LOQ	0.02

Analyte	Mass %	Mass mg/g	LOQ %
β-Myrcene	0.99	9.9	0.02
γ-Terpinene	<LOQ	<LOQ	0.02
Anisole	<LOQ	<LOQ	0.02
Fenchone	<LOQ	<LOQ	0.07
Isoborneol	<LOQ	<LOQ	0.02
δ-Limonene	1.17	11.7	0.02
Ocimene 2	0.29	2.9	0.02
Camphene	0.04	0.4	0.02
α-Phellandrene	0.09	0.9	0.02
γ-Terpineol	<LOQ	<LOQ	0.04
Geranyl Acetate	0.76	7.6	0.18
β-Caryophyllene	1.25	12.5	0.02
Sabinene Hydrate	<LOQ	<LOQ	0.02
Farnesene	0.16	1.6	0.02
Nerol	<LOQ	<LOQ	0.02
trans-Nerolidol	0.71	7.1	0.02
Borneol	<LOQ	<LOQ	0.02
Hexahydro Thymol	<LOQ	<LOQ	0.02
Squalene	0.02	0.2	
δ-3-Carene	<LOQ	<LOQ	0.02
Eucalyptol	<LOQ	<LOQ	0.02
Eugenol	<LOQ	<LOQ	0.02
(-)-Isopulegol	<LOQ	<LOQ	0.02
Pulegone	<LOQ	<LOQ	0.02
cis-Nerolidol	0.39	3.9	0.02

Primary Aromas

9.36%
Total Terpenes

Cinnamon

Orange

Hops

Flowers

Turpentine

Method: GC-FID CH SOP 401; based on dry weight; LOQ = Limit of Quantification; NR = Not Reported; ND = Not Detected

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

Powered by Confident Cannabis
1 of 22

Certificate of Analysis

BSWS

OR 97217
reni.diaz@bobsledextracts.com
(503) 869-1995
Lic. #06010135260924

Sample: 1909CH0914.3196
Strain: Strawberry Banana
Batch#: ; Batch Size: 355 g
Sample Received: 09/27/2019; Report Created: 10/10/2019; Expires: 10/10/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Strawberry Banana

Concentrates & Extracts, Hash - Oil, Butane
Harvest Process Lot: ; METRC Batch: 10545; METRC Sample: 1A40103000220ED000018002

Pass
Pesticides

Pass
Residual Solvents

Cannabinoids

Pass

005 HPLC6 20191009-3
10/09/2019 | METRC THC RPD Status: Pass

72.64%
Total THC* (Calculated Decarboxylated Potential)

1.61%
Total CBD** (Calculated Decarboxylated Potential)

86.74%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	78.41	784.1
Δ9-THC	0.2	3.87	38.7
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	1.34	13.4
CBD	0.2	0.44	4.4
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	0.38	3.8
CBGa	0.2	1.71	17.1
CBG	0.2	0.39	3.9
CBC	0.2	0.20	2.0
Total		**86.74**	**867.4**

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

57

Kaya Buddie™ Strain Specific Cannabis Cigarettes

Topicals
Be Kind
KayaShack
DAILY SPECIALS
EVERY DAY IS A GOOD DAY!
Peaceful Sunday
Decency Monday
Courtesy Tuesday
Good Will Wednesday
Tolerance Thursday
Understanding Friday
Benevolence Saturday
Be Kind
Some of ou
happiest day
haven't ever
happened yet
KayaShack
Buds with Benefits
KayaBuddies
premium bud only pre-rolls
KEEP IT OUT OF REACH.
KayaShack
DAILY SPECIAL
BENEVOLENCE SATURDAY
If you can dream it, you can do it
e you're planted
Do what makes your soul shine
Buds with Benefits
KayaBuddies
premium bud only pre-rolls
Good timber does not grow with ease;
The stronger the wind, the stronger the trees.
PREMIUM FLOWER
EXTRACTS - CARTS - EDIBLES
KayaShack
high QUALITY
low PRICES
wide SELECTION
the way

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

Domestic and International Expansion

The Company is focusing its efforts on expanding its operations both domestically and internationally by:

·	replicating its Kaya Shack™ brand retail outlets through franchising, initially in Canada, where the production and use of marijuana for both medical and recreational purposes is legal nationwide and ultimately into U.S. states where medical and recreational marijuana production and use is legal or expected to become legal in the near term;

·	retaining Franchise Academy, Inc., a franchise consulting group, to assist it, together with Garfinkle Biderman LLP, a Canadian law firm specializing in the franchise arena, in the development, planning, launch and implementation of its retail franchise program in Canada;

·	utilizing its marijuana grow, processing, manufacturing and production facilities (which have the capability to grow and process up to 100,000 pounds of cannabis annually) to support its planned franchised outlets, in order to both maintain quality control and offer customers a consistent customer experience while reducing costs of goods to franchisees;

·	developing, producing and marketing, additional cannabis products, including flower, concentrates, extracts, cannabis-infused edibles, topicals, marijuana cigarettes and other specialty cannabis derivatives using its proprietary Kaya Shack™ and Kaya Farms™ brands edibles, marijuana cigarettes, extracts, and topicals;

·	establishing operations in Greece Israel, where it will seek to grow and export legal medical and recreational cannabis to European and Asian countries, as regulations permit; and

·	ultimately, taking advantage of anticipated regulatory changes to export cannabis and cannabis products from Oregon to other jurisdictions where medical and recreational cannabis use is legal.

Kaya Brands International

After over five years of conducting “touch the plant” U.S. cannabis operations inside the strict regulatory confines of a public company, KAYS has formed Kaya Brands International, Inc. (“Kaya International” or “KBI”), to leverage its experience and expand into worldwide cannabis markets. KBI’s current operations and initiatives include Canada and Greece, with additional areas under consideration and development .

Canada

Canadian Franchising:  KAYS has targeted Canada for its first international sale and operation of Kaya Shack™ cannabis store franchises. KAYS has entered into an area representation agreement with The Franchise Academy (a leading Canadian Franchise Development and Sales Group) to implement the Kaya Shack™ Retail Cannabis Store program in Canada (the only G7 country that has legalized both medical and recreational cannabis production, sale and use on a national level). The agreement targets 75-100 Kaya Shack™ Cannabis Retail locations throughout Canada through a multi-year structured rollout, subject to licensing and market conditions.

The Franchise Academy (http://www.franchiseacademy.ca) and its founder Shawn Saraga, is a member and national sponsor of the Canadian Franchise Association. With over 15 years of industry experience and having successfully closed over 700 franchise agreements and leases across Canada, the Franchise Academy has the knowledge, expertise, network and dedication to assist select franchisors enter the Canadian market.

Additionally, KAYS has retained Toronto, Canada based law firm of Garfinkle Biderman, LLP to prepare the Franchise Disclosure Documents and related items for the sale of Kaya Shack™ cannabis store franchises in Canada. We expect the franchise sale and placement effort throughout Canada to progress over the next 3-24 months. KAYS plans to ultimately expand its franchise operations to the U.S., as regulations and laws permit.

Greece

KAYS has entered into a Memorandum of Understanding (“MOU”) setting forth an agreement in principle for KBI to acquire a 50% ownership interest in Greekkannabis, PC (“GKC”). GKC is a recently formed Athens, Greece based cannabis company which has applied for and is awaiting issuance of a medical cannabis cultivation, processing and export license from the Greek government.

The MOU sets forth an agreement in principle, pursuant to which in consideration for KBI providing the necessary expertise related to cannabis cultivation, processing, brand development and other matters, KBI will have the right to acquire a 50% ownership interest in GKC by reimbursing GKC for 50% of its license application costs (with allowances for KBI’s expenses as well). Consummation of the transaction contemplated by the MOU is subject to, among other customary conditions, satisfactory completion by KBI of its due diligence review of GKC, the drafting, execution and delivery of definitive transaction documentation and final license approval and issuance by the Greek government.

GKC plans to establish its cannabis cultivation and processing facility on land already identified outside of Athens. Project management envisages 3 stages of development, each comprised of 125,000 square feet of light-deprivation greenhouse cultivation. Each phase is expected to produce 93,600 pounds of premium medical cannabis, for an anticipated total project capacity of not less than 280,0000 pounds annually for distribution throughout Europe and other select markets.

In consideration for KBI providing the necessary expertise related to cannabis cultivation, processing, brand development and other matters, GKC has extended an option to KBI to acquire a 50% ownership interest in GKC by reimbursing GKC for 50% of the license application costs (with allowances for KBI’s expenses as well). The agreement is subject to due diligence review by KBI and final licensure by the Greek Authorities.

KAYS and KBI are represented in Greece by the Athens based law firm of Dalakos Fassolis Theofanopoulos (https://dftlaw.gr/). The firm has developed a long-established and well-respected commercial legal practice and has developed a wide international network of correspondent relationships with overseas law offices throughout the world.

MEMORANDUM OF UNDERSTANDING

by and between

Kaya Brands International, Inc. or "KBI" (a majority owned subsidiary of Kaya Holdings, Inc., a US Publicly traded Company)

and

Greekkannabis PC or "GKC" (a Greek domiciled Private Company)

and

GKC's Corporate Shareholders

regarding a cooperation agreement to obtain the necessary installation/operation licenses and jointly operate GKC for the cultivation, extraction and processing of medical cannabis in Greece and its global distribution

Cooperation Agreement	KBI and GKC and its Corporate Shareholders (the "Parties") desire to acquire all necessary permits/licenses ("the Greek Licenses") for the installation and operation of infrastructures to cultivate, produce, extract, process, transport and store medical cannabis and related products in Greece (the "Territory") and distribute them in Greece and abroad in conformity with the competent laws (the "Endeavor"). The Parties will cooperate to complete all the procedures and legal actions to acquire the Greek License(s) and further the Endeavor. Should the necessary Greek Licenses applied for by GKC be irrevocably denied by the competent Greek authorities, the cooperation of the Parties shall not be effected and this MoU shall be considered null and void and the Parties shall be released from any and all obligations relating hereto.
GKC Ownership and Structure	In consideration for KBI's assistance with obtaining the Greek licenses and providing the necessary Know-How as denoted below, GKC and its Corporate Shareholders agree to extend an option to KBI so that KBI may acquire a 50% ownership interest in GKC from the Corporate Shareholders by purchasing 50% of their shares. The cost of the acquisition by KBI of 50% of GKC's shares should amount to 50% of the total expenses incurred by the Parties relating to the furtherance of the Endeavor as further delineated in "Startup Costs" below.

DFT.2019.MD.092801_2

1

Any proposed change in the ownership structure going forward will require 100% agreement between the Parties.
GKC Operation	Following KBI's acquisition of 50% ownership in GKC, GKC will be capitalized, governed and operated pursuant to a to-be-developed operating agreement (the "Operating Agreement") that will initially require the unanimous agreement of the Parties for its ratification. Following KBI's acquisition of 50% ownership in GKC and together with the ratification of the Operating Agreement, all GKC shareholders may agree and execute a shareholders agreement (the "Shareholders Agreement") to govern all other matters not dealt with in the Operation Agreement. Consequently, GKC's Articles of Association shall be amended pursuant to the Definitive Agreements, as defined below. KBI reserves the right to send quarterly a member of their staff with adequate knowledge to observe such meetings and the cultivation/production process, inspect the facilities, set operational objectives, review progress, set budget allocations and assist in general decision making. Exact responsibilities of such observer shall be decided in the Definitive Agreements.
Shareholders Rights	GKC's managers committee to be appointed by the shareholders as defined below, will be responsible for the day to day governance, policies and operation of GKC. Together with the ratification of the Operating Agreement, all GKC shareholders shall agree and execute the Shareholders Agreement, which shall set out the shareholders' rights and obligations, in order to establish a fair relationship between the shareholders and govern how GKC will be run. Standard clauses will be included in the Shareholders Agreement for the protection of shareholders, including pre-emption rights, transfer restrictions, rights to receive information, rights to call a meeting etc. With respect to shareholder matters, the general meeting of the shareholders will decide through a majority vote for all issues, with the exception of Reserve Matters as defined below. Each shareholder will vote on the basis of their shareholding percentage. **Reserve Matters:** Certain reserve matters, to be defined in the Definitive Agreements, will require super-majority (2/3) vote by all shareholders. Such reserve matters would include indicatively: (a) raising capital, additional equity issuances and deal structure, (b) fund allocation decisions, (c) infrastructure, development and construction decisions, (d)

DFT.2019.MD.092801_2

2

core business practices and focus and changes in such core business focus, (e) decision on expansion and growth, (f) any and all partnerships and joint venture, (g) any and all acquisitions and other matters typically requiring super-majority.
Manager Committee	Each shareholder should be equally represented by a manager in the manager committee depending on the percentage of shares it holds. It is proposed that the committee consists of an odd number of members on the basis of the following: Each Corporate Shareholder to be entitled to appoint one manager as long as they retain at least 25% in GKC each. KBI to be entitled to appoint one manager for every 25% in share ownership in GKC. The managers may appoint at their discretion one independent committee member to ensure that the total number of managers is odd. Final committee composition will be agreed at the time of the Definitive Agreements as defined below, or later, once shareholding structure has been finalized. KBI reserves the right to call committee meetings and to appoint at its discretion an observer to the committee to observe such meetings, as well as the cultivation/production process, inspect the facilities, set operational objectives, review progress, set budget allocations and assist in general decision making.
Applications / Greek Licenses	GKC shall be responsible for contacting the responsible organizations and ministries for license, land and relevant permits (the "Applications") according to global GAP and EU – GMP regulations. All Applications information already submitted by GKC will be shared with KBI; going forward, following the execution of this MoU, all information to be submitted will be mutually approved by and between the Parties prior to submission. The Applications and Greek Licenses will be submitted and issued in the name of the GKC and may only be used pursuant to the unanimous agreement of the Parties. In the event that government regulations require the Greek Licenses to be issued in the name of an individual or other entity (individually and collectively the "Licensee(s)"), the Licensee(s) will irrevocably assign all rights to the Greek Licenses to GKC. GKC shall provide KBI all supporting to the Applications documentation that demonstrates the quality, security and standard operating procedures relating to the cultivation, production and distribution of cannabis and related pharmaceutical products for medical use submitted or to be submitted to the competent authorities. KBI reserves the right

CF

DFT.2019.MD.092801_2 3

to request any additional information and may make amendments in keeping with current knowledge.
Know-How	KBI will be responsible for providing Know-How related to cannabis cultivation, cannabis processing, cannabis brand development and other *cannabis industry information according* to global GAP and EU – GMP regulations.
Startup Costs	KBI and GKC/Corporate Shareholders shall be responsible for the costs and business expenses of forming GKC and obtaining the Greek Licenses on a 50/50 ratio. Costs will include but not be limited to costs already incurred by GKC in pursuit of the Greek Licenses and costs to be incurred by GKC and/or KBI in pursuit of the Greek Licenses from hereonafter, legal fees and legitimate business expenses relating to the furtherance of the Endeavor. Such expenses in order to be taken into consideration should be supported by sufficient evidence (including invoices and evidence of payment of such expenses), and be within an approved category and amount or have prior all-party approval.
Definitive Agreements	Parties will draft and execute a Shareholders Agreement to govern the Shareholders' relations and an Operating Agreement to govern how GKC will be run (the "Definitive Agreements").
Due Diligence	KBI will carry out legal, financial, accounting and licensing due diligence into GKC, in order to obtain and review legal and financial information on GKC and the licensing procedures. GKC and its Corporate Shareholders shall provide KBI counsels with all requested documentation as indicatively stated in Annex A promptly following the execution of this MoU.
Term and Expiry	Should the the option for KBI to acquire a 50% ownership interest in GKC from the Corporate Shareholders and the Definitive Agreements not be executed within 120 days from the execution of this MoU, or should the Greek Licenses irrevocably and definitely not be granted, the cooperation shall not proceed and this MoU is terminated and no fees or other obligations are owed to any Party. The Parties' cooperation in the venture described herein and the execution of the Definitive Agreements are subject to the findings of the due diligence. Should the findings of the due diligence investigation not be to KBI's satisfaction, KBI may terminate the cooperation agreement with no liabilities or any other obligations arising herefrom. In such a case this MoU shall be considered null and void.

DFT.2019.MD.092801_2

4

Applicable Law and jurisdiction	Greek Law to govern the terms of this MoU and the Definitive Agreements and all disputes arising out of this MoU and the Definitive Agreements will be settled under the Rules of Arbitration of the International Chamber of Commerce.
Language, construction and interpretation	GKC corporate documents and the Definitive Agreements will be dually drafted/translated in Greek and English languages but in the event of a dispute the prevailing language version will be English.

Notices	All notices and other communications required or permitted hereunder to be given to a party to this Note shall be in writing and shall be faxed, mailed by registered or certified mail postage prepaid, delivered by a national overnight delivery service, or otherwise delivered by hand, electronically (including by email) or by messenger, addressed to such party's address as set forth below:

	if to the KBI:
	Kaya Brands International, Inc.
	c/o Kaya Holdings, Inc.
	915 Middle River Drive
	Suite 316
	Ft. Lauderdale, FL 33304
	Attention: Craig Frank, CEO
	craig@kayaholdings.com,
	wdavejones1@icloud.com

	if to GKC:
	Greekkannabis PC
	6 Anastaseos Street
	Elliniko, Athens, Greece
	Attention: Panagiotis Kininis, Managing Partner
	pkininis@gmail.com

	or such other address with respect to a party as such party shall notify each other party in writing as above provided. Any notice sent in accordance with this Section 9 shall be effective upon the earlier of: (i) if mailed, five (5) Business Days after mailing; (ii) if sent by messenger, upon delivery; (iii) if sent by a nationally recognized overnight delivery service, one (1) Business Day after having been dispatched; (iv) if sent via fax, upon transmission and electronic confirmation of transmission or (if transmitted and received on a non-Business Day) on the first (1st) Business Day following transmission and electronic confirmation of transmission (provided, however, that any notice of change of address shall only be valid upon receipt); (v) if sent by electronic mail, upon transmission and notice by telephone of such transmission or (if *transmitted and received on a non-Business Day) on the first Business*

CF

DFT.2019.MD.092801_2 5

Day following transmission and notice by telephone; and (vi) upon the actual receipt thereof.

This document summarizes the principal terms of a proposed cooperation between the Parties hereto regarding the joint venture in the operation of GKC, the granting of the necessary installation/operation licenses and the cultivation, extraction and processing of medical cannabis in Greece and its global distribution.

In witness whereof, the parties hereto, intending to be legally bound hereby, have each caused to be affixed hereto its or his/her hand and seal the day indicated.

Greekkannabis PLC.

By:____________________
(Signature)

Name: Ilias Kammenos

Title: Managing Partner & Shareholder

Date: 31/10/2019

By:____________________
(Signature)

Name: Panagiotis Kininis

Title: Managing Partner & Shareholder

Date: 31/10/2019

By:____________________
(Signature)

Name: Calliope Zogopoulou

Title: Shareholder

Date: 31/10/2019

KAYA BRANDS INTERNATIONAL, INC.

By:____________________
(Signature)

Name: Craig Frank

Title: Chairman, CEO

Date: 10.31.19

DFT.2019.MD.092801_2

6

ANNEX A

DUE DILIGENCE DOCUMENTS

DFT.2019.MD.092801_2

7

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

Employees

As of the date as of this Report, our Oregon operations have a total of 12-15 part-time store employees including budtenders, trimmers, growers, and 6 full-time employees, consisting of the Senior Vice President of Cannabis Operations, the Vice President of Marketing and Brand development, the Manager of Kaya Farms and 3 store managers. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenues

We had revenues of $208,843 for the three months ended September 30, 2019 as compared to revenues of $303,888 for the three months ended September 30, 2018. The decrease in revenue for the 2018 quarter to 2019 quarter was due to the normal fluctuation in the market and the fact that we have reduced our footprint in Oregon to three stores as we prepare to concentrate on international expansion to grow the Company.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2019 was $99,460 compared to cost of goods sold of $136,527 for the three months ended September 30, 2018. The decrease in cost of goods sold was due to reduced retail operation as a result of the repository of the Company’s Oregon retail operation of three outlets and normal fluctuation in the wholesale cannabis market.

Salaries and Wages

Salaries and Wages decreased to $142,378 for the three months ended September 30, 2019 from $155,539 for the three months ended September 30, 2018. The reduction in salaries and wages during the current period was due the repositioning of the Company’s Oregon retail operations to three outlets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $234,085 for the three months ended September 30, 2019 from $260,652 for the three months ended September 30, 2018, primarily as a result of the repositioning of the Company’s Oregon retail operations.

Professional Fees

Professional fees were $71,363 for the three months ended September 30, 2019, as compared to $511,415 for the three months ended September 30, 2018. The decrease was due to the settlement of certain legal disputes. Our professional fees were primarily attributable to accounting, auditing and legal fees associated with maintaining our public markets listing.

Interest Expense

Interest expense and debt amortization expense decreased to $539,288 for the three months ended September 30, 2019 from $962,716 for the three months ended September 30, 2018. The decrease were due to lesser debt incurred over the past 12 months to acquire land and fund expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decrease to $64,381 for the three months ended September 30, 2019 from $955,759 for the three months ended September 30, 2018. The decrease were due to change in stock price as well as the volatility factors used in the derivative calculations.

Loss on extinguishment of debt

Loss on extinguishment of debt was $-0- for the three months ended September 30, 2019 as compared to $1,054,825 for the three months ended September 30, 2018.

The loss was due to ratchet provision, which is change in conversion price on one of the convertible notes issued in 2018.

Change in Fair Value of Embedded Derivative Liabilities

We had a gain of $1,668,486 from change in fair value of embedded derivative liabilities for the three months ended September 30, 2019, compared to a gain of $4,250,351 from change in fair value of embedded derivative liabilities for the three months ended September 30, 2018. This decrease was due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We had net income of $815,905 attributed to Kaya Holdings Inc. for the three months ended September 30, 2019, as compared to net income of $579,924 for the three months ended September 30, 2018.

The majority of our net income during the three-month period ending September 30, 2019 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The net losses attributed to non-controlling interest for the three months ended September 30, 2019 and 2018 were $89,582 and $63,359, respectively.

Nine months ended September 30, 2019 compared to Nine months ended September 30, 2018

Revenues

We had revenues of $721,722 for the Nine months ended September 30, 2019, as compared to revenues of $850,386 for the Nine months ended September 30, 2018. The decrease in revenue from the 2018 period to the 2019 period was due to the normal fluctuation in the market and the fact that we have reduced our footprint in Oregon to three stores as we prepare to concentrate on international expansion to grow the Company.

Cost of Goods Sold

Our cost of goods sold for the Nine months ended September 30, 2019 was $337,691 compared to cost of goods sold of $357,538 for the Nine months ended September 30, 2018. The decrease in cost of goods sold during the current period was due to normal fluctuation in the wholesale cannabis market.

Salaries and Wages

Salaries and Wages increased $403,248 for the Nine months ended September 30, 2019 from $391,171 for the Nine months ended September 30, 2018. The increase in salaries and wages was due to normal increase in labor cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $694,305 for the Nine months ended September 30, 2019, as compared to $599,898 for the Nine months ended September 30, 2018. This slight increase reflects the fact that some of the expenses associated with this category have increased over time.

Professional Fees

Professional fees were $262,332 for the Nine months ended September 30, 2019, as compared to $1,869,474 for the Nine months ended September 30, 2018. The decrease in professional fees was a result of the settlement of certain legal disputes.

Interest expense

Interest expense and debt amortization expense decreased to $1,511,469 for the Nine months ended September 30, 2019 from $2,370,646 for the Nine months ended September 30, 2018. The decease was due to a decrease in debt incurred over the past 12 months to fund expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $626,529 for the Nine months ended September 30, 2019 from $2,869,350 for the Nine months ended September 30, 2018. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Loss on extinguishment of debt

Loss on extinguishment of debt was $25,000 for the Nine months ended September 30, 2019 as compared to $1,054,825 for the Nine months ended September 30, 2018. The loss was due to ratchet provision, which is change in conversion price on one of the convertible notes issued in 2018.

 Change in Fair Value of Embedded Derivative Liabilities

We had a gain of $11,809,651 from change in fair value of embedded derivative liabilities for the nine months ended September 30, 2019, compared to a gain of $20,355,496 from change in fair value of embedded derivative liabilities for the nine months ended September 30, 2018. This decrease was due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We incurred net income of $8,929,178 attributed to Kaya Holdings Inc. for the Nine months ended September 30, 2019, as compared to a net income of $11,830,652 or the Nine months ended September 30, 2018.

The majority of our net income during the Nine-month period ending September 30, 2019 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The net loss attributed to non-controlling interest for the Nine months ended September 30, 2019 and 2018 was $258,191 and $137,913, respectively.

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

Effective as of January 20, 2019, the Agreement was further amended to: (a) extend the due dates for funding due under the Agreement for each of the remaining trenches (including the $420,000 remaining “$0.03” Notes that were due to expire December 31, 2018) by Nine (9) months; (b) agree to extend the maturity date all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, from January 1, 2020 to January 1, 2021; and (c) pursuant to price adjustment features in the outstanding Notes held by the Institutional Investor, the Company confirmed that all outstanding Notes with a conversion price greater than $0.03 held by the Institutional Investor would be lowered to $0.03 per share at time of conversion.

On July 2, 2019 the Institutional investor completed the purchase of all $420,000 of the remaining “$0.03” Notes that had been extended effective January 20, 2019, and the Agreement was further amended to allow for the purchase of up to $2,000,000 in “0.03” Notes until June 30, 2020 with the understanding that the Agreement will be reevaluated as to pricing and due dates for the approximately $2,900,000 in principal amount of Notes remaining after the $2,000,000 June 30, 2020 0.03 Notes have been subscribed for.

As of the date of this Quarterly report, the Institutional Investor has purchased an aggregate of $2,800,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes ”). Additionally, on October 11, 2019 the Institutional Investor subscribed for 5 Series A Preferred Shares of Kaya Brands International, Inc. for $75,000 which brings their total financings in KAYS and KBI since 2013 to date of just under $7,000,000.

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

While the January 2018 Financing Agreement granted the HNW Investor the right to acquire additional January 2018 Notes by certain deadlines if additional funding was provided, no additional $0.10 Notes were purchased until the January 2018 Financing Agreement was amended in December, 2018 to allow the HNW investor the right to purchase an additional $25,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share (the “$0.05 Notes ”). In January 2019 the Agreement was further amended to lower the conversion price of the previously purchased $0.10 Note to $0.05, and to modify terms of the $0.10 Note to make them consistent with the May 2017 Financing Agreement executed with the Institutional Investor, and to allow for the right of the HNW Investor to acquire an additional $200,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock.

In March, 2019 the agreement was further amended to lower the conversion prices of both the previously issued and recently offered $200,000.00 of $0.05 Notes to $0.03. As of the date of this Quarterly report, the HNW Investor has purchased a total of $105,000.00 in principal amount of the January 2018 $0.03 Notes and has indicated he will purchase the remaining $95,000 of these Notes.

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

Note Conversions

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

On October 16, 2019 a total of 166,666 shares of common stock were issued to an investor in consideration of settlement of a total of $5,000 in interest owed pursuant to a Note Conversion. The shares have been issued and are in electronic format in an account at the transfer agent pending delivery instructions of the shareholder. For more information see Footnote “BB” to Convertible Debt Summary in Note 6 to the Financials.

On October 16, 2019 a total of 333,333 shares of common stock were issued to an investor in consideration of settlement of a total of $10,000 in interest owed pursuant to a Note Conversion. The shares have been issued and are in electronic format in an account at the transfer agent pending delivery instructions of the shareholder. For more information see Footnote “CC” to Convertible Debt Summary in Note 6 to the Financials.

On October 16, 2019 a total of 2,805,733 shares of common stock were issued to an investor in consideration of settlement of a total of $84,172.00 in principal and interest owed pursuant to a Note Conversion. The shares have been issued and are in electronic format in an account at the transfer agent pending delivery instructions of the shareholder. For more information see Footnote “X” to Convertible Debt Summary in Note 6 to the Financials.

On October 16, 2019 a total of 50,000 shares of restricted Series C Preferred Stock were issued to an affiliated shareholder of the Company in consideration of settlement of a total of $500,000.00 in principal owed pursuant to a Note Conversion. Each Preferred Share is convertible into 433.9297 common shares so the 25,000 Preferred Shares if converted would result in the issuance of 21,696,485 common shares. For more information see Footnote “EE” to Convertible Debt Summary in Note 6 to the Financials.

On October 16, 2019 a total of 2,100,000 shares of stock were issued to a total of 12 employees of the Kaya Shack from the KAYS 2011 Employee Stock Plan (the “Plan”) for their service to the Company. The shares are subject to a lockup agreement and absent earlier consent by the Company they not eligible for resale until December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of September 30, 2019. Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of September 30 , 2019 for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As required by SEC Rule 13a15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019 . Based on the foregoing, our Chief Executive Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30 , 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our periodic reports filed under the Securities Exchange Act of 1934, in the fourth quarter of 2018, KAYS concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the Oregon Liquor Control Commission (the “ OLCC ”) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase included a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted, as well as a substantial amount of manufactured extracts and related cannabis products. KAYS entered into a management agreement with the holder of existing OLCC licenses (“ Sunstone ”) to oversee operations at the facility pending transfer of the license to KAYS, which were aware would be an extended and cumbersome process.

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

We asked the OLCC for guidance with respect to interim operation of the facility and were advised to continue operating as usual. Subsequently, in February and March of 2019, the OLCC issued Conditional Letters of authority so that the facility could continue operations for a period not to exceed one year from the date issued, pending the Sunstone License renewals and processing of the requested license transfers to KAYS.

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

Dated: November 19, 2019

 KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

