Form 10-K
period 2019-12-31
Kaya Holdings, Inc.
filed 2020-05-13
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File No. 333-177532

KAYA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

915 Middle River Drive, Suite 316

Ft. Lauderdale, Florida 33304

(Address of principal executive offices)

(954)-892-6911

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer [ ] Accelerated filer

[X] Non-accelerated filer [X] Smaller reporting company

[X] emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,366,235 as of June 28, 2019, based on the closing price on such date of $0.0651 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 187,503,812 shares of common stock outstanding as of May 12, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-K except those Exhibits so incorporated as set forth in the list of Exhibits set forth in Item 15 of this Annual Report on Form 10-K.

KAYA HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

As used in this Annual Report on Form 10-K (the “ Annual Report ”), the terms “ KAYS ,” “ the Company ,” “ we ,” “ us ” and “ our ” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report contains “ forward-looking statements ” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “ Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘ Exchange Act ”). These forward-looking statements are contained principally in the sections titled “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and are generally identifiable by use of the words “ may ,” “ will ,” “ should ,” “ expect ,” “ anticipate ,” “ estimate ,” “ believe ,” “ intend ” or “ project ” or the negative of these words or other variations on these words or comparable terminology.

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

KAYS is a veteran of the global legal cannabis industry, with more than six years of operational experience. KAYS is the first U.S. publicly traded company to operate a legal marijuana dispensary, as well as the first to vertically integrate by adding cultivation and manufacturing.

The Company’s business strategy seeks to achieve four fundamentals objectives:

•	maintaining direct access to customers (to own the relationship with end-users);

•	effecting vertical integration to control the supply chain (to control cost, selection and quality);

•	introducing strong brands in tradition and innovative categories (to control asset development); and

•	creating the capacity to expand nationally and internationally as regulations and opportunities permit.

Kaya Holdings currently operates three majority-owned subsidiaries, each responding to various demands and opportunities in the cannabis industry, to aid in the execution of these objectives:

Marijuana Holdings Americas, Inc.

Marijuana Holdings Americas, Inc. (“MJAI”), incorporated in 2014, operates the Company’s U.S. based cannabis operations including its Kaya Shack™ retail brand and the Kaya Farms™ cultivation brand.

After an evaluation of several factors including reputation for cannabis excellence, costs of entry, learning opportunity, and ease of regulatory structure, the Company selected Oregon as its point-of-entry into the legal cannabis sector where it commenced operations in Oregon in July 2014. Oregon is universally recognized for its excellence in cannabis cultivation and is part of the famed “Green Triangle” of expert cannabis cultivation that also includes Northern California. Having Oregon as the Company’s learning ground has allowed the Company to combine “traditional” methods of cannabis cultivation with modern agriculture techniques.

The Company’s US operations are currently focused in Oregon, where all of the Company’s operations are licensed by the Oregon Liquor Control Commission (the “OLCC’), which has jurisdiction over legal medical and recreational cannabis grow, production and retail operations. The Company has three active OLCC Marijuana Retailer Licenses, each of which allow for one brick-and-mortar physical dispensary location as well as unlimited delivery operations tied to the geographic location of the fixed based licensed operations. KAYS currently operates two Kaya Shack™ retail outlets (one in South Salem and one in Portland), and is in the process of targeting its third license to operate a Kaya Farm Store and Delivery Hub to service the Southern Oregon Market.

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it grows and produces (together with edibles and other cannabis products) at its 12,000 square foot Eugene, Oregon Sunstone Farms Indoor Cannabis Grow, Processing & Cannaceutical Facility which KAYS acquired in October 2018 and is presently conducting limited operations under a Management Agreement with Sunstone farms. Pending either transfer of the licenses by the OLCC to the Company, or through the eventual acquisition and transfer of other existing OLCC Marijuana Production and Processing licenses, KAYS intends to build out the facility and ramp up to full production.

Additionally, the Company also owns a 26-acre parcel in Lebanon, Linn County, Oregon, which it purchased in August 2017 on which it intends to construct a cannabis cultivation complex, which will initially consist of an 85,000-square foot Kaya Farms™ Greenhouse Grow and Production Facility. The Company has received county zoning approvals for the complex, and is currently awaiting OLCC Licensure approvals to begin construction of this facility.

Kaya Brands USA

Kaya Brands USA, Inc. (“KBUS”) was recently incorporated to manage and leverage the intellectual property associated with the Kaya family of brands and seek out US based projects and ventures to enhance shareholder value associated with their development.

KBUS presently manages 18 proprietary brands formulated and developed by the Company which includes the Kaya Shack™ retail brand, the Kaya Farms™ cultivation brand, and the Kaya Gear™ apparel brand, as well as a host of carefully developed cannabis and CBD products that include cannabis extracts and concentrates, vape cartridges, chocolates, gummies and chews, topicals and creams, beverages, foods, and cannaceuticals.

Kaya Brands International and International Plans for Expansion

Kaya has recently implemented a strategic shift away from the U.S. cannabis market, its initial intended focus, placing all emphasis on international opportunities and brand extensions. Thus, KAYS has developed an exciting international growth program with the potential for strategic position and growth, all the while remaining prepared for the eventuality of a more inviting U.S. market.

Kaya Brands International, Inc. (“KBI”) was incorporated in late 2019 to serve as the Company’s vehicle for expansion into worldwide cannabis markets. KBI is seeking to leverage the other product brands for development of the Kaya Shack™ retail and Kaya Farms™ brands in Europe and elsewhere as opportunities permit. Projects currently under development include licensing of the Kaya Shack™ retail brand for franchising in Canada and licensing of the Kaya Farms™ brand to develop cultivation projects in Greece, Israel and other potential locations.

This segregation of US and foreign based activities would allow for KAYS to eventually have KBI listed on a recognized securities exchange such as the OTCQX, NASDAQ or NYSE in the US, the Canadian Securities Exchange or “CSE” in Canada (a Canadian Exchange that has proven to be an excellent source of new institutional and retail investment capital and liquidity for both Canadian and U.S.-based OTC cannabis stocks) or other such international exchange that would allow KBI to access additional capital not currently available through US over-the counter (“OTC”) markets.

KAYS intends to maintain a majority ownership of KBI, but is also working on plans to issue a dividend of common shares in KBI to shareholders of record at a date to be determined by the Board of Directors of KAYS

Additionally, KAYS intends to structure KBI’s participation in projects that would lead to these projects eventually seeking their own public company status and corresponding issuance of securities which could potentially significantly enhance the value of KAYS/KBI’s investment and possibly lead to dividends for KAYS/KBI’s shareholders. There can be no assurance given as to whether or when KAYS will be able to do so, or it would ultimately be successful in increasing shareholder value.

Corporate Information

Our corporate office is located at 915 Middle River Drive, Suite 316, Fort Lauderdale, Florida, 33304. Our telephone number is 954-892-6911 and our corporate website is www.kayaholdings.com. Information contained on our corporate website does not constitute part of this Memorandum.

The Global Cannabis Industry

New Frontier Data estimates the existing global demand for cannabis to be $344.4 billion USD, using consumption levels and market prices to reach their estimate. The illicit market, with the exception of the relatively few countries that regulate and license cultivation or importation of cannabis, meets the vast majority of global demand for cannabis.

There are an estimated 263 million people globally who can be classified as cannabis consumers, demonstrating significant demand for the medical, wellness, and recreational uses of cannabis. The strength of demand varies by region and depends heavily on the status of legalization, levels of social acceptance, and access to cannabis. There are an estimated 1.2 billion people worldwide suffering from medical conditions for which cannabis has shown therapeutic value.

There are currently 55 countries with legalized cannabis for medical use. The regulatory framework varies by country and may differ in rules for qualifying conditions, physician participation, production and processing, accepted delivery systems, insurance payment participation, and potency permitted. The stringency of the rules typically has a significant impact on the size, growth, and reach of each program.

Canada and Uruguay are the first two nations with legal recreational cannabis, with a few other nations set to follow, including South Africa, Georgia and Mexico. The aim of the legal programs is to transition the illicit market to the legal, regulated and taxable markets.  Canadian companies were the first to create global cannabis infrastructure and are poised to compete with other emerging export centers, including Israel, Greece and Colombia.

The United States has been the global leader in cannabis innovation, including new genetics, cultivation techniques, derivative products, and delivery methods. U.S. based companies are beginning to move into the global arena.

The opportunity represented by legal cannabis is significant, but many countries limit the number of legal participants and have regulatory policies that are still evolving, leading to high overall risk and barriers to entry.

As governments in newly legalized markets lay the foundations for their nascent industries, many lack or do not wish to regulate domestic cultivation and production activity. This forms the foundation for a vibrant international cannabis import-export sector.

North America

North America, according to New Frontier Data, represents a total cannabis demand (legal & illicit) valued at $86 billion USD.

The United States and Canada have been leading the global legal cannabis movement, which in turn impacts the way governments worldwide are structuring the regulation of legal cannabis in their own countries.

Canada

Canada is the first G-7 nation to fully legalize cannabis for medical and recreational use. The legal structure has given rise to large Canadian cannabis companies that have achieved high valuations, which they have leveraged to purchase supply chain companies and invest in infrastructure projects to produce cannabis at costs lower than those in Canada.

To date, Canadian companies report exporting only several thousands of pounds of cannabis to more than 20 different countries, collectively – demonstrating the early stage of development of the global cannabis market, and by extension the remaining opportunities.

The United States

 New Frontier Data forecasts that the legal U.S. markets will generate nearly $13 billion in legal sales in 2019, growing to over $20 billion by 2022.

Cannabis remains federally illegal in the United States, even as support for legal recreational cannabis remains above 60% in most reputable polls. Regardless of the federal status of cannabis, currently 33 U.S. states have enacted laws legalizing some form of medical cannabis, and 10 states and the District of Colombia have legalized recreational use cannabis. The United States has been the global leader in cannabis innovation, including new genetics, cultivation techniques, derivative products, and delivery methods.

States with some type of legal medical cannabis laws include Arizona, Arkansas, Connecticut, Delaware, Florida, Hawaii, Illinois, Georgia, Indiana, Iowa, New Hampshire, Louisiana, Rhode Island, Minnesota, Missouri, Maryland, Montana, Michigan, New Mexico, New York, North Dakota, New Jersey, Ohio, Oklahoma, Vermont, Pennsylvania, Rhode Island, Texas, Utah, and West Virginia. States permitted the sales of recreational or “adult-use” cannabis are Alaska, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, and Washington. The District of Colombia (Washington D.C.) also permits adult-use cannabis.

Europe

New Frontier Data estimates the European cannabis market (legal & illicit) generates $69 billion USD annually, with France, Italy and Spain having the greatest number of cannabis consumers, and Germany with the most robust medical program to date.

There are almost 30 European countries that permit some form of legal medical cannabis including, France, Italy, Germany, United Kingdom, Spain, Poland, Czech Republic, Croatia, Cyprus, Denmark, Finland, Greece, Israel, Luxembourg, North Macedonia, Malta, Netherlands, Norway, Poland, Romania, Switzerland, Turkey, Ireland, Lithuania and Portugal. The European Union requires its member countries to enforce the European Union Good Manufacturing Practices (GMP), which detail the production standards for medicinal products. These standards are typically stringent and can be costly for cannabis companies.

Israel and Greece

Israel has a small population but a long established history of legal medical cannabis development. It continues as a leader with years in the development of cannabis pharmaceuticals, and together with Greece the 2 are projected to form a “Silicon Valley” network for the development of medical cannabis production to service the European Markets and beyond.

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

Currently Operational Brands (2014-2020)

5

Next Stage Traditional (2020-2021)

Next Stage Innovative (2020-2021)

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

The Kaya Shack™ Brand

Kaya Holdings operates the Kaya Shack™ brand of legal medical and recreational retail marijuana retail stores. Kaya Holdings operates two recreational marijuana retail outlets and medical marijuana dispensaries in Oregon under the Kaya Shack™ brand.

Additionally, Kaya Holdings maintains an active third OLCC Marijuana Retail License which it is seeking to move to its Eugene, Oregon Kaya Farms Indoor Production and Processing Facility so that the Company may offer a “Kaya Farm Store” and also serve as a retail delivery hub for Eugene, Oregon.

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

Kaya Shack™ Car Fleet and Home Delivery

The Company is licensed by the OLCC for home delivery for all three of its retail licenses and has a fleet of 4 Kaya Cars featuring the Company’s branding logos outfitted with safes and security equipment. We have begun to offer deliver within the geographic areas of Portland and Salem, and are looking to expand this offering to Eugene if we are able to get an approval on the transfer of our third retailer license and open up the Kaya Farm Store at our Eugene, Oregon Kaya Farms Indoor Grow, Processing & Cannaceutical Production Facility.

The Company has developed the website www.kayadelivers.com to advance the growth of its delivery service and to offer pre-ordering for curbside pickup in light of the coronavirus pandemic to better serve our customers.

We expect delivery to extend our visibility, assist in building brand awareness, and allow the Company to service a broader geographic territory.

Kaya Farms™

Lebanon, Linn County, Oregon Marijuana Grow and Manufacturing Complex

In early 2015, KAYS commenced its own medical marijuana grow operations for the cultivation and harvesting of legal marijuana thereby becoming the first publicly traded U.S. company to own a majority interest in a vertically integrated legal marijuana enterprise in the United States. Since that time KAYS has operated various grow facilities to feed the Kaya Shack Supply Chain, and in August 2017, KAYS acquired its first property for a large scale facility- a 26-acre parcel in Lebanon, Linn County, Oregon, where we intend to develop an 85,000-square foot Kaya Farms™ facility.

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

Under present laws the property can easily deliver 6-8,000 pounds of cannabis each year; if future regulations permit this capacity could easily be increased to over 100,000 pounds of cannabis per year.

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

Kaya Farms Indoor Marijuana Grow, Processing & Cannaceutical Production Facility

On October 23, 2018 KAYS announced that it had concluded the purchase of the real property and associated equipment utilized by the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles.

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

The Company is presently conducting limited grow and facility maintenance operations under a Management Agreement with Sunstone Farms, the current licensee. Pending either transfer of the licenses by the OLCC to the Company, or through the eventual acquisition and transfer of other existing OLCC Marijuana Production and Processing licenses, KAYS intends to build out the facility and ramp up to full production.

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

KAYS has initiated initial upgrades to the Eugene property, and pending successful resolution of the licensing associated with the facility intends to complete a full renovation and expansion to improve workflow and increase production capability.

17

18

19

Kaya Farms™ - Cannabis and Cannabis Products

Proprietary Cannabis Strains

Sunstone Farms
TW A's
Sunstone Farms
SMT A's
Kaya FARMS
Trainwreck - A-Buds
454g
23.12% THC - Chemhistory - 1810CH0291.1259
Tested: 10/22/2018 Harvest Date: 10/15/2018
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Stone Mt. Tangie - A-Buds
454g

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0593

Strain: Blackberry Fire
Batch#: 2; Batch Size: 2154 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Blackberry Fire

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 909; METRC Sample: 1A4010300009400E000000915

Pass

Pesticides

Moisture	Water Activity
9.8%	0.555
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

18.48%
Total THC* (Calculated Decarboxylated Potential)

0.05%
Total CBD** (Calculated Decarboxylated Potential)

21.99%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	20.65	206.5
Δ9-THC	0.2	0.37	3.7
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.06	0.6
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.86	8.6
CBG	0.2	0.06	0.6
CBC	0.2	<LOQ	<LOQ
Total		**21.99**	**219.9**

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

492 HPLC3 20190806-8
08/06/2019 | METRC THC RPD Status: Not Tested

22.66%
Total THC* (Calculated Decarboxylated Potential)

0.07%
Total CBD** (Calculated Decarboxylated Potential)

26.45%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa		24.71	247.1
Δ9-THC		0.99	9.9
THCV		<LOQ	<LOQ
CBDa		0.08	0.8
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.52	5.2
CBG		0.14	1.4
CBC		0.01	0.1
Total		**26.45**	**264.5**

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

CHEMHISTORY CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 15

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0591
Strain: Golden Ticket
Batch#: 1; Batch Size: 5170 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Golden Ticket

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 907; METRC Sample: 1A401030000940E000000913

Pass

Pesticides

Moisture	Water Activity
8.6%	0.492
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

23.42%
Total THC* (Calculated Decarboxylated Potential)

0.07%
Total CBD** (Calculated Decarboxylated Potential)

27.74%
Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa	0.2	25.66	256.6
Δ9-THC	0.2	0.92	9.2
THCV	0.2	0.08	0.8
CBDa	0.2	0.08	0.8
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.76	7.6
CBG	0.2	0.19	1.9
CBC	0.2	0.06	0.6
Total		**27.74**	**277.4**

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

492 HPLC3 20190806-8
08/06/2019 | METRC THC RPD Status: Not Tested

18.72%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

22.05%

Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa		20.06	200.6
Δ9-THC		1.12	11.2
THCV		<LOQ	<LOQ
CBDa		0.06	0.6
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.66	6.6
CBG		0.12	1.2
CBC		0.02	0.2
Total		**22.05**	**220.5**

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
Batch#: 3; Batch Size: 2086.52 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Nigerian Silver

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000935; METRC Sample: 1A401030000940E000000972

Pass

Pesticides

Moisture	Water Activity
10.4%	0.554
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
Batch#: 3; Batch Size: 218.8 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Chem 91

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000962; METRC Sample: 1A401030000940E000000975

Pass

Pesticides

Moisture	Water Activity
8.9%	**0.590**
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

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0594
Strain: Dutch Berry
Batch#: 2; Batch Size: 2104 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Dutch Berry
Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 910; METRC Sample: 1A4010300009440E000000916

Pass

Pesticides

Moisture	Water Activity
9.2%	0.523
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

19.15%
Total THC* (Calculated Decarboxylated Potential)

0.06%
Total CBD** (Calculated Decarboxylated Potential)

23.25%
Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa	0.2	21.48	214.8
Δ9-THC	0.2	0.31	3.1
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.07	0.7
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	1.29	12.9
CBG	0.2	0.10	1.0
CBC	0.2	<LOQ	<LOQ
Total		**23.25**	**232.5**

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

495 HPLC3 20190809-5
08/09/2019 | METRC THC RPD Status: Not Tested

18.09%

Total THC* (Calculated Decarboxylated Potential)

0.06%

Total CBD** (Calculated Decarboxylated Potential)

21.21%

Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa		19.91	199.1
Δ9-THC		0.63	6.3
THCV		0.03	0.3
CBDa		0.06	0.6
CBD		<LOQ	<LOQ
CBDV		<LOQ	<LOQ
CBN		<LOQ	<LOQ
CBGa		0.50	5.0
CBG		0.06	0.6
CBC		0.02	0.2
Total		**21.21**	**212.1**

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

Certificate of Analysis

Powered by Confident Cannabis
1 of 15

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0592
Strain: Strawberry Banana
Batch#: 2; Batch Size: 2277 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Strawberry Banana

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 908; METRC Sample: 1A4010300009400E000000914

Pass

Pesticides

Moisture	Water Activity
9.1%	0.470
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

28.28%
Total THC* (Calculated Decarboxylated Potential)

0.09%
Total CBD** (Calculated Decarboxylated Potential)

33.50%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	31.89	318.9
Δ9-THC	0.2	0.31	3.1
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.10	1.0
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.87	8.7
CBG	0.2	0.32	3.2
CBC	0.2	<LOQ	<LOQ
Total		**33.50**	**335.0**

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

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0595
Strain: Kosher Kush
Batch#: 1; Batch Size: 498 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Kosher Kush

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 911; METRC Sample: 1A401030000940E000000917

Pass

Pesticides

Moisture	Water Activity
8.8%	0.474
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

18.13%
Total THC* (Calculated Decarboxylated Potential)

0.05%
Total CBD** (Calculated Decarboxylated Potential)

21.52%
Total Cannabinoids Analyzed

Analyte	LOQ mg/g	Mass %	Mass mg/g
THCa	0.2	20.36	203.6
Δ9-THC	0.2	0.27	2.7
THCV	0.2	<LOQ	<LOQ
CBDa	0.2	0.06	0.6
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.68	6.8
CBG	0.2	0.15	1.5
CBC	0.2	<LOQ	<LOQ
Total		**21.52**	**215.2**

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

CHEMHISTORY
CANNABIS TESTING LABORATORY

Certificate of Analysis

Powered by Confident Cannabis
1 of 14

Kaya Holdings

Portland, OR 97214
kayashack@gmail.com
(503) 901-8093
Lic. #020-1004370035C

Sample: 1904CH0121.0596
Strain: Forbidden Fruit
Batch#: 1; Batch Size: 227 g
Sample Received: 04/09/2019; Report Created: 04/15/2019; Expires: 04/15/2020
Harvest/Production Date:
Sampling: Random; Environment: Room Temp

Forbidden Fruit
Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 912; METRC Sample: 1A4010300009940E000000918

Pass
Pesticides

Moisture	Water Activity
9.3%	0.477
	0.65 Limit

Microbial Potential

Cannabinoids

Pass

391 HPLC3 20190411-2
04/10/2019 | METRC THC RPD Status: Not Tested

16.94%
Total THC* (Calculated Decarboxylated Potential)

0.03%
Total CBD** (Calculated Decarboxylated Potential)

19.73%
Total Cannabinoids Analyzed

Analyte	LOQ	Mass	Mass
	mg/g	%	mg/g
THCa	0.2	18.99	189.9
Δ9-THC	0.2	0.29	2.9
THCV	0.2	0.05	0.5
CBDa	0.2	0.04	0.4
CBD	0.2	<LOQ	<LOQ
CBDV	0.2	<LOQ	<LOQ
CBN	0.2	<LOQ	<LOQ
CBGa	0.2	0.25	2.5
CBG	0.2	0.12	1.2
CBC	0.2	<LOQ	<LOQ
Total		**19.73**	**197.3**

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
Batch#: 2; Batch Size: 2086.52 g
Sample Received: 08/05/2019; Report Created: 08/12/2019; Expires: 08/12/2020
Harvest/Production Date: 07/23/2019
Sampling: Random; Environment: Room Temp

Citrus Sap

Plant, Flower - Cured, Indoor
Harvest Process Lot: ; METRC Batch: 1A401030000940E000000961; METRC Sample: 1A401030000940E000000970

Pass

Pesticides

Moisture	Water Activity
7.2%	**0.593**
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

Kaya Farms Proprietary Cannabis Concentrates

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

43

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

Kaya Brands International

After over five years of conducting “touch the plant” U.S. cannabis operations inside the strict regulatory confines of a public company, KAYS has formed Kaya Brands International, Inc. (“Kaya International” or “KBI”), to leverage its experience and expand into worldwide cannabis markets. KBI’s current operations and initiatives include Canada and Greece, with additional areas under consideration for Israel.

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

Greece

Kaya Kannabis is a joint venture project cultivation-for-export cannabis-farming project of Athens based Greekkannabis PC (“GKC”) and U.S. based Kaya Brands International, Inc (“KBI”), a majority owned subsidiary of Kaya Holdings, Inc. GKC is a recently formed Athens, Greece based cannabis company with deep ties in the Greek business community and a strong presence in the academic and agricultural communities. The alliance is designed to combine the business acumen and extensive European network of GKC with the broad cannabis industry and cannabis cultivation experience of Kaya Holdings.

On October 31, 2019 KAYS entered into an initial Memorandum of Understanding (“MOU”) setting forth an agreement in principle for KBI to acquire a 50% ownership interest in GKC. The MOU sets forth an agreement in principle, pursuant to which in consideration for KBI providing the necessary expertise related to cannabis cultivation, processing, brand development and other matters, KBI will have the right to acquire a 50% ownership interest in GKC by reimbursing GKC for 50% of its license application costs (with allowances for KBI’s expenses as well).

There are three licenses required for the Facility- an “Installation License” (which is the equivalent to a license to construct the facility), the “Operating License” (available only after construction is completed), and the “Production & Distribution License” (available from the EOF - the Greek equivalent to the U.S. FDA - once production can be evaluated).

Consummation of the transaction contemplated by the MOU is subject to, among other customary conditions, satisfactory completion by KBI of its due diligence review of GKC, the drafting, execution and delivery of definitive transaction documentation and final license approval and issuance by the Greek government.

Project Description

GKC has entered into an agreement to purchase 15 acres of land outside of Athens in Thebes, Greece, approximately 75 minutes from Athens plans to establish the Kaya Kannabis Cultivation and Processing Facility. The region offers optimal growing conditions for cannabis and will enable the Company to produce exceptional cannabis economically.

The project location provides:

▪	15 acres of flat land, with additional land available.
▪	Full exposure to sunlight, without shadows cast.
▪	Access to sufficient water, with operating wells.
▪	Access to sufficient electricity.
▪	Access to logistic routes.
▪	Proximity to sufficient work force, both professional & labor.
▪	Easy to secure (for security & safety).
▪	Zoned for cannabis production.
▪	Land is completely cleared and ready for construction.

Project Management envisages twelve 35,000 sq. feet (approximately 3,500 sq. meters) of light deprivation greenhouses situated on fifteen acres of land, and supported by an additional 50,000 sq. feet (approximately 5,000 sq. meters) building for workspace, storage and administrative offices.

Under this model the farm will support 9,360 plants per greenhouse (for a total plant count of 112,320 plants per harvest). There will be four harvests each year for a total of 449,280 cannabis plants harvested annually. The Company estimates total farm production, once completely constructed and operating at full capacity, to be at a minimum of approximately 225,000 pounds of premium grade cannabis annually.

Current Licensing & Project Status

On February 18, 2020 the parties entered into an agreement to extend the date of the option until June 1, 2020 as GKC the first stage of the licensing had not yet been completed and the Parties due diligence process had not yet been completed.

On April 22, 2020 KAYS/KBI received confirmation from their Greek Counsel that the Greek Government had awarded the crucial Installation License for the project.

See the following pages for the initial MOU, the extension of the MOU and a copy of the Greek Licensing Document published by the Greek Government (along with a confirmation in English provided by the Athens based law firm of Dalakos Fassolis Theofanopoulos (https://dftlaw.gr/) who represents KAYS and KBI in Greece). The firm has developed a long established and well-respected commercial legal practice and has developed a wide international network of correspondent relationships with overseas law offices throughout the world.

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

Greekkannabis PLC.

By:____________________
(Signature)

Name: Ilias Kammenos

Title: Managing Partner & Shareholder

Date: 31/10/2019

By:____________________
(Signature)

Name: Panagiotis Kininis

Title: Managing Partner & Shareholder

Date: 31/10/2019

By:____________________
(Signature)

Name: Calliope Zogopoulou

Title: Shareholder

Date: 31/10/2019

KAYA BRANDS INTERNATIONAL, INC.

By:____________________
(Signature)

Name: Craig Frank

Title: Chairman, CEO

Date: 10.31.19

DFT.2019.MD.092801_2

6

ANNEX A

DUE DILIGENCE DOCUMENTS

DFT.2019.MD.092801_2

7

ADDENDUM ONE

dated 18th February 2020

to the Memorandum of Understanding dated 31st October 2019
entered into by and between

Kaya Brands International, Inc. or "KBI" (a majority owned subsidiary of Kaya Holdings, Inc., a US Publicly Traded Company)
and
GreekKannabis PC or "GKC" (a Greek domiciled Private Company)
and
GKC's Corporate Shareholders

regarding a cooperation agreement to obtain a license and jointly operate a company for the cultivation, extraction and processing of medical cannabis in Greece, and its global distribution

WHEREAS:

(A) Pursuant to a Memorandum of Understanding dated 31st October 2019 entered into between the Parties hereto (the "**MoU**"), the Parties have agreed to cooperate to acquire all necessary Greek Licenses for the installation and operation of infrastructures to cultivate, produce, extract, process, transport and store medical cannabis and related products in the Territory and distribute them in Greece and abroad in conformity with the competent laws. The Parties have agreed to cooperate to complete all the necessary procedures and legal actions required to acquire the Greek License(s) and further the Endeavor.

(B) Taking under consideration that all necessary Greek License(s) have not been obtained up to this day and that the due diligence process has not been completed the Parties agreed to amend and extend the Term and Expiry of the MoU.

(C) The Parties have agreed to extend the Term of the MoU until the 1st day of June 2020.

(D) Any reference to Articles, terms and definitions in this Addendum One shall be to the Articles, terms and definitions of the MOU.

NOW IT IS HEREBY AGREED AS FOLLOWS:

1. Term and Expiry

Clause 11 of the MoU ("Term and Expiry") shall be deleted in its entirety and replaced with the following:

"Should the option for KBI to acquire a 50% ownership interest in GKC from the Corporate Shareholders not be exercised and the Definitive Agreements not be executed **until the 1st day of June 2020,** or should the Greek Licenses irrevocably and definitely not be granted, the cooperation shall not proceed and this MoU is terminated and no fees or other obligations are owed to any Party.

The Parties' cooperation in the venture described herein and the execution of the Definitive Agreements are subject to the findings of the due diligence. Should the findings of the due diligence investigation not be to KBI's satisfaction, KBI may terminate the cooperation agreement with no liabilities or any other obligations arising herefrom. In such a case this MoU shall be considered null and void."

2. Miscellaneous

2.1. All other terms and conditions of the MOU shall remain unchanged and in full force and effect. If there is any conflict between the terms and conditions of this Addendum One and the terms and conditions of the MOU, the terms and conditions of this Addendum One shall prevail.

2.2. This Addendum One may be executed in any number of counterparts. A signed copy received by facsimile or by email shall be deemed to be an original.

2.3. This Addendum One shall be governed by Greek Law and construed in accordance with English and Greek languages but in the event of a dispute the prevailing language version will be English.

GREEKKANNABIS P.C.

By: ______________________

Name: **Ilias Kammenos**

Title: Managing Partner & Shareholder

Date: 22/02/2020

By: ______________________

Name: **Panagiotis Kininis**

Title: Managing Partner & Shareholder

Date: 22/02/2020

By: ______________________

Name: **Calliope Zogopoulou**

Title: Shareholder

Date: 22/02/2020

KAYA BRANDS INTERNATIONAL, INC.

By: ______________________

Name: **Craig Frank**

Title: Chairman, CEO

Date:

GREEKKANNABIS IKE
ΠΡΟΪΟΝΤΑ ΦΑΡΜ/ΚΗΣ ΚΑΝΝΑΒΗΣ
ΑΝΑΣΤΑΣΕΩΣ 6 - ΕΛΛΗΝΙΚΟ 167 77
ΑΦΜ: 801066559 - ΤΗΛ.: 694097571?

From: **Giannos Dalakos** gdalakos@dftlaw.gr
Subject: Re: Greekkannabis License published, need you confirm (attached)
Date: April 22, 2020 at 9:16 AM
To: William Jones wdavejones1@gmail.com
Cc: Craig Frank craig@kayaholdings.com, Michael Dalakos mdalakos@dftlaw.gr, Angelos Fragkistas afragkistas@dftlaw.gr

GD

Dear David,

The attached document is the Official government Gazette Bulletin B 1367/14-04-2020, where the Joint Ministerial Decision 31756/371/Φ64.59 is published. The said Decision is for the granting of approval for the establishment and installation for a duration of five years for the scope of par. 1 Art. 2A L.D. 4139/2013 to the company named Greekkannabis P.C. within an area of 58,3051 acres in Thiva.

Briefly, it certifies that according to the supporting documents that were submitted by the company to the competent authorities and taking under consideration L.D. 4139/2013 "Concerning addictive substances and other provisions" (Government Gazette, Series I, No. 74) and in particular Art. 2A, as it was supplemented by Art. 1 of L.D. 4523/2018 "Concerning the production of final products of pharmaceutical cannabis and other provisions" (Government Gazette, Series I, No. 41) and other provisions, the said establishment and installation for the cultivation, processing, alteration and production of pharmaceutical cannabis final products in a specified area in the municipality of Thiva (Voiotia) was approved.

It also sets the equipment to be installed. Finally, it sets forth the terms and conditions that must be met (in particular the security measures to be followed during the installation of manufacturing facilities) and some supplemental provisions that should be complied with (i.e. building licenses, annual submission of supporting documentation relating to the said approval, electricity and water supply, worker's hygiene and safety rules and general environmental commitments and provisions relating to waste).

Therefore, we confirm that an approval of establishment and installation was granted to Greekkannabis.

You may proceed and release the news to your shareholders.

Remaining at your disposal.

In the meantime stay safe.

Best regards,

Giannos

Giannos Dalakos

Partner - Attorney at Law

DALAKOS FASSOLIS THEOFANOPOULOS
LAW FIRM

15 Sachtouri Street, 185 36, Piraeus, Greece
Tel: +30 210 428 4680 | Fax: +30 210 418 3015
Email: gdalakos@dftlaw.gr | Web: www.dftlaw.gr

> On 15 Apr 2020, at 03:53, William Jones <wdavejones1@gmail.com> wrote:
>
> Giannos:
>
> Hope you are faring well in these trying times.
>
> Attached please find a copy of what we understand to be the "Installation License" for the Greekkannabis Project as published by the Greek Government and forwarded to us from Panos and Ilias.
>
> We need to file a copy with the SEC, as well as release the news to our shareholders. In a perfect world we would have an english translation done, but I think that it would be cost prohibitive as we are going to have a lot of documents for you to review over the next 2 months. I did a rough online translation, and it is apparent to me that it is a 5 year license issued to Greekkannabis for the 50 acre plot in Thiva, and subject to the other licenses required it will eventually allow us to grow cannabis there.

Could you please review the document, and give us a brief letter confirming that it is the Installation License that will allow for the facility to be built as well as a summary of the broad terms, and anything major that you think we wouldn't understand? We don't need all of the technical items translated; we just need independent confirmation that it is the license and the basic terms.

Let me know and thanks as we need to get confirmation to our shareholders and the SEC ASAP.

KAYA HOLDINGS, INC & KAYA SHACK FAMILY OF COMPANIES

BUSINESS DEVELOPMENT, LICENSING & FINANCIAL OPERATIONS

W. David Jones
561-210-7664 (w)
561-400-1971 (c)

wdavejones1@icloud.com

<document.pdf>

58

14169

ΕΦΗΜΕΡΙΔΑ ΤΗΣ ΚΥΒΕΡΝΗΣΕΩΣ

ΤΗΣ ΕΛΛΗΝΙΚΗΣ ΔΗΜΟΚΡΑΤΙΑΣ

14 Απριλίου 2020 | ΤΕΥΧΟΣ ΔΕΥΤΕΡΟ | Αρ. Φύλλου **1367**

ΑΠΟΦΑΣΕΙΣ

Αριθμ.. οικ. 31756/371/Φ64.59

Χορήγηση ενιαίας έγκρισης εγκατάστασης διάρκειας πέντε (5) ετών για τους σκοπούς της παραγράφου 1 του άρθρου 2Α του ν. 4139/2013 στην εταιρεία με την επωνυμία «GREEKKANNABIS Ι.Κ.Ε.», με δ.τ.«Greekkannabis», εντός ενιαίας έκτασης 58,3051 στρεμμάτων, που βρίσκεται, στη θέση «ΧΑΡΑΪΝΤΙΝΗ», Δήμος Θήβας, Νομός Βοιωτίας, Περιφερειακή Ενότητα Βοιωτίας.

ΟΙ ΠΡΟΪΣΤΑΜΕΝΟΙ ΤΩΝ ΓΕΝΙΚΩΝ ΔΙΕΥΘΥΝΣΕΩΝ ΒΙΟΜΗΧΑΝΙΑΣ ΚΑΙ ΕΠΙΧΕΙΡΗΜΑΤΙΚΟΥ ΠΕΡΙΒΑΛΛΟΝΤΟΣ ΤΟΥ ΥΠΟΥΡΓΕΙΟΥ ΑΝΑΠΤΥΞΗΣ ΚΑΙ ΕΠΕΝΔΥΣΕΩΝ, ΔΗΜΟΣΙΑΣ ΥΓΕΙΑΣ ΚΑΙ ΠΟΙΟΤΗΤΑΣ ΖΩΗΣ ΤΟΥ ΥΠΟΥΡΓΕΙΟΥ ΥΓΕΙΑΣ, ΓΕΩΡΓΙΑΣ ΤΟΥ ΥΠΟΥΡΓΕΙΟΥ ΑΓΡΟΤΙΚΗΣ ΑΝΑΠΤΥΞΗΣ ΚΑΙ ΤΡΟΦΙΜΩΝ

Έχοντας υπόψη:

1. Το ν. 4139/2013 «Περί εξαρτησιογόνων ουσιών και άλλες διατάξεις» (ΦΕΚ Α΄ 74) και ειδικότερα το άρθρο 2Α, όπως αυτό προστέθηκε με το άρθρο 1 του ν. 4523/2018 «Περί παραγωγής τελικών προϊόντων φαρμακευτικής κάνναβης και άλλες διατάξεις» (ΦΕΚ Α΄ 41).

2. Τον ν. 3982/2011 «Απλοποίηση της αδειοδότησης τεχνικών επαγγελμάτων και μεταποιητικών δραστηριοτήτων και επιχειρηματικών πάρκων και άλλες διατάξεις» (ΦΕΚ Α΄ 143).

3. Το ν. 4442/2016 «Νέο θεσμικό πλαίσιο για την άσκηση οικονομικής δραστηριότητας και άλλες διατάξεις» (ΦΕΚ Α΄ 230).

4. Το ν. 4512/2018 «Ρυθμίσεις για την εφαρμογή των Διαρθρωτικών Μεταρρυθμίσεων του Προγράμματος Οικονομικής Προσαρμογής και άλλες διατάξεις» (Α΄ 5) και ειδικότερα το μέρος Δ΄ του τμήματος Β αυτού.

5. Το ν. 3325/2005 «Ίδρυση και λειτουργία βιομηχανικών-βιοτεχνικών εγκαταστάσεων στο πλαίσιο της αειφόρου ανάπτυξης και άλλες διατάξεις» (ΦΕΚ Α΄ 68).

6. Το ν. 3938/2011 «Σύσταση Γραφείου Αντιμετώπισης Περιστατικών Αυθαιρεσίας στο Υπουργείο Προστασίας του Πολίτη και άλλες διατάξεις» (ΦΕΚ Α΄ 61) και ειδικότερα το άρθρο 22 όπως τροποποιήθηκε με την υποπαράγραφο Γ.5 του πρώτου άρθρου του ν. 4254/2014 (ΦΕΚ Α΄ 85).

7. Το ν. 4235/2014 «Διοικητικά μέτρα, διαδικασίες και κυρώσεις στην εφαρμογή της ενωσιακής και εθνικής νομοθεσίας στους τομείς των τροφίμων, των ζωοτροφών και της υγείας και προστασίας των ζώων και άλλες διατάξεις αρμοδιότητας του Υπουργείου Αγροτικής Ανάπτυξης και Τροφίμων» (ΦΕΚ Α΄ 32) και ειδικότερα την παρ. 1 του άρθρου 62.

8. Το ν. 4258/2014 «Διαδικασία Οριοθέτησης και ρυθμίσεις θεμάτων για τα υδατορέματα-ρυθμίσεις Πολεοδομικής νομοθεσίας και άλλες διατάξεις» (ΦΕΚ Α΄ 94) και ειδικότερα τις περ. 2α και 2β της παρ. 6 του άρθρου 11.

9. Το ν. 4622/2019 «Επιτελικό κράτος: οργάνωση, λειτουργία και διαφάνεια της Κυβέρνησης, των κυβερνητικών οργάνων και της κεντρικής δημόσιας διοίκησης» (ΦΕΚ Α΄ 133), καθώς και με τη με Α.Π. 59/07.02.2020 εγκύκλιο του Υπουργού Επικρατείας «Οδηγίες εφαρμογής του άρθρου 109 του ν. 4622/2019 (Α΄ 133) σχετικά με την αρμοδιότητα των Προϊσταμένων Γενικών Διευθύνσεων των Υπουργείων για την τελική υπογραφή ατομικών διοικητικών πράξεων» (ΑΔΑ: Ω5Α146ΜΓΨ7-ΔΙΕ).

10. Το άρθρο 7 του ν.δ. 96/1973 «Περί της εμπορίας εν γένει των φαρμακευτικών, διαιτητικών και καλλυντικών προϊόντων» (Α΄ 172).

11. Το π.δ. 97/2017 «Οργανισμός Υπουργείου Αγροτικής Ανάπτυξης και Τροφίμων» (Α΄ 138).

12. Το π.δ. 121/2017 «Οργανισμός Υπουργείου Υγείας» (Α΄ 148), όπως ισχύει.

13. Το π.δ. 147/2017 «Οργανισμός του Υπουργείου Οικονομίας και Ανάπτυξης» (Α΄ 192).

14. Το π.δ. 81/2019 «Σύσταση, συγχώνευση, μετονομασία και κατάργηση Υπουργείων και καθορισμός των αρμοδιοτήτων τους – Μεταφορά υπηρεσιών και αρμοδιοτήτων μεταξύ Υπουργείων» (Α΄ 119) και ιδιαίτερα το άρθρο 4.

15. Την οικ. 73677/2018 απόφαση για την «Τοποθέτηση Προϊσταμένου Γενικής Διεύθυνσης Εφαρμογής Κανονισμών, Υποδομών και Ελέγχου του Υπουργείου Οικονομίας και Ανάπτυξης».

16. Την 4933/75184/25-05-2018 (Ω2Η34653ΠΓ-ΡΩΑ) απόφαση για την «Τοποθέτηση Προϊσταμένου στη Γενική Διεύθυνση Γεωργίας του Υπουργείου Αγροτικής Ανάπτυξης και Τροφίμων και το άρθρο 87 του ν. 3528/2007 «Κύρωση του Κώδικα Δημοσίων Πολιτικών Διοικητικών Υπαλλήλων και Υπαλλήλων ΝΠΔΔ», όπως ισχύει».

14170 ΕΦΗΜΕΡΙΔΑ ΤΗΣ ΚΥΒΕΡΝΗΣΕΩΣ Τεύχος B’ 1367/14.04.2020

17. Την Α1α/43868/08-06-2018 (66Δ3465ΦΥΟ-ΤΙΘ) απόφαση για την «Τοποθέτηση της Βασιλικής Καραούλη, μόνιμης υπαλλήλου κλάδου ΠΕ Υγιεινολόγων Μηχανικών με βαθμό Α΄, ως Προϊσταμένη της Γενικής Διεύθυνσης Δημόσιας Υγείας και Ποιότητας Ζωής του Υπουργείου Υγείας».

18. Την οικ. 483/35/Φ.15/2012/17.1.2012 απόφαση του Αναπληρωτή Υπουργού Ανάπτυξης, Ανταγωνιστικότητας και Ναυτιλίας «Καθορισμός τύπου, δικαιολογητικών και διαδικασίας για την εγκατάσταση και τη λειτουργία των μεταποιητικών δραστηριοτήτων του ν. 3982/2011 (Α΄143), την τροποποίηση και την ανανέωση των αδειών και την προθεσμία για μεταφορά ή τεχνική ανασυγκρότηση» (Β΄ 158).

19. Την οικ. 64618/856/Φ15/15.6.2018 απόφαση «Τροποποίηση της απόφασης του Αναπληρωτή Υπουργού Ανάπτυξης, Ανταγωνιστικότητας και Ναυτιλίας οικ.483/35/Φ.15/2012 (Β΄ 158) "Καθορισμός τύπου, δικαιολογητικών και διαδικασίας για την εγκατάσταση και τη λειτουργία των μεταποιητικών δραστηριοτήτων του ν. 3982/2011 (ΦΕΚ Α΄ 143), την τροποποίηση και την ανανέωση των αδειών και την προθεσμία για μεταφορά ή τεχνική ανασυγκρότηση"» (Β΄ 2278).

20. Την οικ.51483/700/2018/Φ.15/14.5.2018 απόφαση «Όροι και προϋποθέσεις για την καλλιέργεια και επεξεργασία της φαρμακευτικής κάνναβης» (Β΄ 1692) όπως τροποποιήθηκε και συμπληρώθηκε με τις κοινές υπουργικές αποφάσεις οικ. 103057/1342/Φ15/2.10.2018 (Β΄4426) και 118694/1485/Φ15/7.11.2018 (Β΄ 5129).

21. Την ΔΙΠΑ/οικ 37674/27.07.2016, απόφαση του Υπουργού Περιβάλλοντος Ενέργειας και Κλιματικής Αλλαγής «Κατάταξη δημόσιων και ιδιωτικών έργων και δραστηριοτήτων σε κατηγορίες και υποκατηγορίες, σύμφωνα με το άρθρο 1 παράγραφος 4 του ν. 4014/21.09.2011 (Α΄)» (Β΄ 2471), όπως έχει τροποποιηθεί με την υπουργική απόφαση ΔΙΠΑ/οικ.2307/2018 (Β΄ 439), ως προς την κατάταξη ορισμένων έργων και δραστηριοτήτων της 9ης Ομάδας όπως τροποποιήθηκε με την ΥΠΕΝ/ΔΙΠΑ/64001/2029/2018 (Β΄ 4420) και ισχύει.

22. Την 3137/191/Φ.15/21.3.2012 (ΦΕΚ Β΄ 1048) απόφαση του Αναπληρωτή Υπουργού Ανάπτυξης, Ανταγωνιστικότητας και Ναυτιλίας και του Υπουργού Περιβάλλοντος, Ενέργειας και Κλιματικής Αλλαγής «αντιστοίχιση των κατηγοριών των βιομηχανικών και βιοτεχνικών δραστηριοτήτων και των δραστηριοτήτων παραγωγής ηλεκτρικής ενέργειας με τους βαθμούς όχλησης που αναφέρονται στα πολεοδομικά διατάγματα».

23. Την 484/36/Φ. 15/2012/17.1.2012 απόφαση του Αναπληρωτή Υπουργού Ανάπτυξης, Ανταγωνιστικότητας και Ναυτιλίας «Καθορισμός, κλιμάκωση και διαδικασία επιβολής προστίμων του άρθρου 29 παρ. 8 του ν. 3982/2011 (ΦΕΚ Α΄ 143)» (Β΄ 230), όπως τροποποιήθηκε με την 74181/987/Φ15/2018 υπουργική απόφαση «Τροποποίηση της υπουργικής απόφασης 484/36/Φ. 15/2012 (Β΄ 230) «"Καθορισμός, κλιμάκωση και διαδικασία επιβολής προστίμων του άρθρου 29 παρ. 8 του ν. 3982/2011 (ΦΕΚ Α΄ 143)"» (Β΄ 2804).

24. Την 8004/21-2-2012 απόφαση των Υπουργών Οικονομικών και Προστασίας του Πολίτη «Παροχή υπηρεσιών της Ελληνικής Αστυνομίας προς τρίτους με καταβολή ανταλλάγματος» (Β΄ 888).

25. Την αριθμ. 18010-12.02.2019 (ΑΔΑ: ΩΝΥ0465ΧΙ8-ΨΚΩ) εγκύκλιο του Αναπληρωτή Υπουργού Οικονομίας και Ανάπτυξης με θέμα «Παροχή διευκρινήσεων επί της εφαρμογής των διατάξεων της 51483/Φ15/14.5.2018 (Β΄1692) κοινής υπουργικής απόφασης».

26. Το αριθμ. ΥΠΕΝ/ΔΙΠΑ/72283/2636/5.11.2018 έγγραφο της Διεύθυνσης Περιβαλλοντικής Αδειοδότησης (ΔΙΠΑ) του Υπουργείου Περιβάλλοντος και Ενέργειας περί Προσδιορισμού Πρότυπων Περιβαλλοντικών Δεσμεύσεων (ΠΠΔ) για τη δραστηριότητα «Επεξεργασία και παραγωγή τελικών προϊόντων φαρμακευτικής κάνναβης».

27. Το αριθμ. 52205/668/16-5-2019 θεωρημένο ερωτηματολόγιο της εταιρείας με την επωνυμία «GREEKKANNABIS I.K.E.», με δ.τ.«Greekkannabis», όπως τροποποιήθηκε με το αριθμ. 129675/1833/13-12-2019 θεωρημένο ερωτηματολόγιο της εταιρείας.

28. Το αριθμ. 56104-27/05/2019 έγγραφο της υπηρεσίας προς την εν λόγω εταιρεία με το οποίο προσδιορίστηκαν τα δικαιολογητικά για την έγκριση εγκατάστασης.

29. Το αριθμ. 1660/5-11-2019 έγγραφο με θεωρημένο τοπογραφικό με θέμα «Χρήσεις γης σε περιοχή γηπέδου …» της Υπηρεσίας Δόμησης του Δήμου Θηβαίων.

30. Το αριθμ. ΥΠΠΟΑ/ΓΔΑΠΚ/ΕΦΑΒΟΙΩ/576657/411875/5321/7-11-2019 της Εφορείας Αρχαιοτήτων Βοιωτίας, σύμφωνα με το οποίο η περιοχή δεν βρίσκεται εντός κηρυγμένου αρχαιολογικού χώρου.

31. Την αριθμ. 6191/219638/10-12-2019 (ΑΔΑ: ΩΙ-8ΒΟΡ10-2ΗΩ) του Δασαρχείου Θηβών πράξη χαρακτηρισμού ως μη δασικού χαρακτήρα έκταση.

32. Το αριθμ. 13678/4-11-2019 έγγραφο της Διεύθυνσης Αγροτικής Οικονομίας και Κτηνιατρικής Π.Ε. Βοιωτίας, περί μη ύπαρξης κτηνοτροφικών εγκαταστάσεων.

33. Τα αριθμ. 53291/683/20-5-2019, 54011/701/21-5-2019, 60943/818/7-6-2019, 93362/1355/18-9-2019, 122969/1740/28-11-2019, 129675/1833/13-12-2019, 4840/39/16-1-2020 έγγραφα με συμπληρωματικά στοιχεία της εταιρείας.

34. Το αριθμ. 134169/23-12-2019 έγγραφο της υπηρεσίας με θέμα «Διαβίβαση αντιγράφου κατατεθέντος ερωτηματολογίου καθώς και ψηφιακών αντιγράφων δικαιολογητικών» με το οποίο διαβιβάστηκαν τα εν λόγω δικαιολογητικά στις αρμόδιες Υπηρεσίες του Υπουργείου Προστασίας του Πολίτη, του Υπουργείου Αγροτικής Ανάπτυξης και Τροφίμων, του Υπουργείου Υγείας και του ΕΟΦ για γνωμοδότηση.

35. Την αριθμ. 161898/30-12-2019 (Α.Π. ΓΓΒ1488/21/09-01-2020) θετική γνωμοδότηση του ΕΟΦ.

36. Το από 17-01-2020 εισηγητικό σημείωμα της υπηρεσίας.

37. Το αριθμ. 14528/6-2-2020 έγγραφο της Υπηρεσίας με το οποίο διαβιβάστηκε στο Υπουργείο Υγείας σχέδιο κοινής υπουργικής απόφασης υπογεγραμμένο από τον Υφυπουργό Ανάπτυξης και Επενδύσεων.

38. Το αριθμ. Δ3(α)/7960/19-2-2020 έγγραφο της Διεύθυνσης Φαρμάκου της Γεν. Διεύθυνσης Δημόσιας Υγείας του Υπουργείου Υγείας με το οποίο μας επιστράφηκε το

60

Τεύχος Β’ 1367/14.04.2020 ΕΦΗΜΕΡΙΔΑ ΤΗΣ ΚΥΒΕΡΝΗΣΕΩΣ 14171

σχέδιο της κοινής υπουργικής απόφασης λόγω εφαρμογής του άρθρου 109 του ν. 4622/2019.

39. Το αριθμ. 21070/264/26-2-2020 ηλεκτρονικό έγγραφο της Γενικής Γραμματείας Νομικών και Κοινοβουλευτικών Θεμάτων, σύμφωνα με το οποίο αποφάσεις που έχουν υπογραφεί και δεν δημοσιεύθηκαν μέχρι την έναρξη ισχύος του άρθρου 109 του ν. 4622/2019, ήτοι μέχρι την 07η.02.2020, θα πρέπει να ανακληθούν και να εκδοθούν εκ νέου από το αρμόδιο σήμερα όργανο, όπως αυτό προβλέπεται από τις διατάξεις του άρθρου 109 του ν. 4622/2019.

40. Το γεγονός ότι από την παρούσα απόφαση δεν προκαλείται δαπάνη σε βάρος του κρατικού προϋπολογισμού, αποφασίζουμε:

Χορηγούμε ενιαία έγκριση εγκατάστασης διάρκειας πέντε (5) ετών για τους σκοπούς της παραγράφου 1 του άρθρου 2Α του ν. 4139/2013 στην εταιρεία με την επωνυμία «GREEKKANNABIS Ι.Κ.Ε.», με δ.τ. «Greekkanabis», ΑΦΜ: 801066559, σύμφωνα με τα στοιχεία του ερωτηματολογίου και των δικαιολογητικών που έχουν κατατεθεί και συνοδεύουν την παρούσα.

1. ΓΕΝΙΚΑ ΣΤΟΙΧΕΙΑ

Ι. ΑΙΤΗΣΗ-Ερωτηματολόγιο (αριθμ. πρωτ.):

52205/668/16-5-2019, όπως τελικά τροποποιήθηκε με το 129675/1833/13-12-2019

ΙΙ. ΑΡΙΘΜΟΣ ΦΑΚΕΛΟΥ: Φ.64.59

ΙΙΙ. ΣΤΟΙΧΕΙΑ ΕΤΑΙΡΕΙΑΣ: «GREEKKANNABIS Ι.Κ.Ε.» με δ.τ. «Greekkannabis», ΑΦΜ: 801066559

IV. ΕΙΔΟΣ ΔΡΑΣΤΗΡΙΟΤΗΤΑΣ ΠΡΟΣ ΕΓΚΑΤΑΣΤΑΣΗ: Καλλιέργεια, επεξεργασία, μεταποίηση και παραγωγή τελικών προϊόντων φαρμακευτικής κάνναβης.

V. ΚΑΤΑΤΑΞΗ ΣΕ ΒΑΘΜΟ ΟΧΛΗΣΗΣ: Χαμηλή

VI. ΘΕΣΗ ΕΓΚΑΤΑΣΤΑΣΗΣ: Ενιαίο γήπεδο συνολικής έκτασης 58,3051 στρεμμάτων, όπως αυτό απεικονίζεται με στοιχεία Π1, Π2, Α5, Β1, …..,Α22, Α23, Π1 και αντίστοιχες συντεταγμένες στον ακόλουθο πίνακα, σύμφωνα με το από 10/2019 τοπογραφικό διάγραμμα της μηχανικού Ανδριτσοπούλου Σπυριδούλας:

	ΣΥΝΤΕΤΑΓΜΕΝΕΣ (βάσει ΕΓΣΑ)	
ΚΟΡΥΦΗ	Χ	Ψ
Π1	442370,872	4236605,243
Π2	442528,108	4236537,103
Α5	442544,406	4236532,189
Β1	442584,507	4236521,276
Β2	442624,694	4236510,619
Β3	442668,078	4236499,967
Β4	442691,128	4236494,545
Β5	442715,513	4236489,386
Β6	442717,495	4236492,602
Β7	442719,45	4236500,066
Β8	442721,814	4236529,287
Β9	442722,641	4236555,539
Α7	442720,272	4236587,755
Α8	442714,601	4236624,382
Α9	442707,553	4236659,395
Α10	442701,778	4236690,938
Α11	442668,935	4236692,559
Α12	442633,831	4236693,83
Α13	442614,048	4236694,728
Α14	442597,903	4236695,808
Α15	442556,917	4236698,165
Α16	442523,088	4236701,042
Α17	442470,907	4236705,867
Α18	442431,11	4236710,062
Α19	442389,957	4236713,704
Α20	442358,698	4236715,673
Α21	442364,895	4236661,608
Α22	442367,149	4236639,127
Α23	442369,015	4236622,192
Π1	442370,872	4236605,243

VII. ΕΜΒΑΔΟΝ ΧΩΡΟΥ ΕΝΤΟΣ ΤΟΥ ΟΠΟΙΟΥ ΘΑ ΛΑΒΕΙ ΧΩΡΑ ΤΟ ΣΥΝΟΛΟ ΤΩΝ ΔΡΑΣΤΗΡΙΟΤΗΤΩΝ (παρ. 2β, άρθρο 2 Α του ν. 4139/2013): 58,3051 στρέμματα.

VIII. Δ/ΝΣΗ ΕΓΚΑΤΑΣΤΑΣΗΣ: Θέση «ΧΑΡΑΪΝΤΙΝΗ», Δήμος Θήβας, Νομός Βοιωτίας, Περιφερειακή Ενότητα Βοιωτίας.

ΙΧ. ΧΡΗΣΕΙΣ ΓΗΣ: Η υπ΄ αριθμ. 1660/5-11-2019 βεβαίωση χρήσεων γης της Διεύθυνσης Υπηρεσίας Δόμησης του Δήμου Θηβαίων με συνημμένο θεωρημένο τοπογραφικό της μηχανικού Ανδριτσοπούλου Σπυριδούλας.

Χ. ΜΗΧΑΝΟΛΟΓΙΚΟΣ ΕΞΟΠΛΙΣΜΟΣ ΜΕΤΑΠΟΙΗΤΙΚΗΣ ΜΟΝΑΔΑΣ (προς εγκατάσταση):

	ΚΙΝΗΤΗΡΙΑ ΙΣΧΥΣ (KW)	ΘΕΡΜΙΚΗ ΙΣΧΥΣ (KW)	ΑΞΙΑ (Ευρώ)
Α. Παραγωγικός μηχανολογικός εξοπλισμός	4.300	0,00	2.000.000
Β. Μη παραγωγικός μηχανολογικός εξοπλισμός, προστασίας περιβάλλοντος και εργαζόμενων, βοηθητικός εξοπλισμός	2.000,00 (ΚΙΝΗΤΗΡΙΑ ΚΑΙ ΘΕΡΜΙΚΗ ΙΣΧΥΣ)		
Γ. Μηχανήματα που δε σχετίζονται άμεσα με την παραγωγική διαδικασία (πχ. μηχανήματα πυρόσβεσης, εξυπηρέτησης κτιρίων, κλιματισμού κτλ)	5.000,00 (ΚΙΝΗΤΗΡΙΑ ΚΑΙ ΘΕΡΜΙΚΗ ΙΣΧΥΣ)

61

14172 ΕΦΗΜΕΡΙΔΑ ΤΗΣ ΚΥΒΕΡΝΗΣΕΩΣ Τεύχος Β’ 1367/14.04.2020

XI. ΠΑΡΑΓΟΜΕΝΑ ΤΕΛΙΚΑ ΠΡΟΪΟΝΤΑ ΦΑΡΜΑΚΕΥΤΙΚΗΣ ΚΑΝΝΑΒΗΣ ΤΗΣ ΕΓΚΑΤΑΣΤΑΣΗΣ:

Η μονάδα θα παράγει τελικά προϊόντα φαρμακευτικής κάνναβης, κατόπιν απόκτησης από τον Ε.Ο.Φ. άδειας δυνατότητας παραγωγής και αντίστοιχης ειδικής έγκρισης κυκλοφορίας, σύμφωνα με τις διατάξεις της Δ3(γ)52588/13.8.2018 (ΦΕΚ Β΄2840) υπουργικής απόφασης και εφόσον πληρούνται οι τασσόμενες από την ανωτέρω υπουργική απόφαση προϋποθέσεις και σύμφωνα με την αριθμ. 161898/30-12-2019 θετική γνωμοδότηση του ΕΟΦ.

XII. ΑΤΜΟΛΕΒΗΤΕΣ: ΟΧΙ

XIII. α) ΔΕΞΑΜΕΝΕΣ: ΝΑΙ, μία (1) αποθήκευσης αιθανόλης $2m^3$

β) ΦΙΑΛΕΣ: ΝΑΙ, 48 φιάλες CO_2 (αέριο) σε συστοιχίες των 12 φιαλών, χωρητικότητας 25-35kg/φιάλη

XIV. ΦΥΣΙΚΟ ΑΕΡΙΟ: ΝΑΙ

XV. ΗΛΕΚΤΡΟΠΑΡΑΓΩΓΟ ΖΕΥΓΟΣ: ΝΑΙ, δύο (2) εφεδρικά ισχύος 500 kVA το καθένα

XVI. ΧΡΗΣΗ ΝΕΡΟΥ ΑΠΟ ΓΕΩΤΡΗΣΗ: ΝΑΙ

XVII. ΕΜΒΑΔΟΝ ΣΤΕΓΑΣΜΕΝΗΣ ΕΠΙΦΑΝΕΙΑΣ (ΓΡΑΦΕΙΑ, ΠΑΡΑΓΩΓΗ, ΑΠΟΘΗΚΕΣ):

4.145 Τ.Μ. (ΥΠΟ ΑΝΕΓΕΡΣΗ ΚΤΗΡΙΟ)

XVIII. ΚΑΛΛΙΕΡΓΟΥΜΕΝΗ ΕΚΤΑΣΗ:

α) ΣΕ ΚΛΕΙΣΤΟΥΣ ΧΩΡΟΥΣ: ΟΧΙ

β) ΣΕ ΘΕΡΜΟΚΗΠΙΑ: 32.100 Τ.Μ.

2. ΟΡΟΙ

Η παρούσα άδεια χορηγείται με την επιφύλαξη της τήρησης των διατάξεων της κείμενης νομοθεσίας και ειδικότερα με τους εξής όρους:

α. Κατά το στάδιο της εγκατάστασης να ληφθούν τα μέτρα ασφάλειας και οι προδιαγραφές φύλαξης που προβλέπονται από το άρθρο 3 της κοινής υπουργικής απόφασης οικ.51483/700/2018/Φ.15/14.5.2018 «όροι και προϋποθέσεις για την καλλιέργεια και επεξεργασία της φαρμακευτικής κάνναβης» (Β΄1692), όπως εκάστοτε ισχύει.

β. Να ληφθούν και να διατηρούνται σε καλή κατάσταση τα αναγκαία μέτρα ασφαλείας για τη ζωή και την υγεία των εργαζόμενων (π.χ. προστατευτικά περιφράγματα προ των μηχανημάτων που κινούνται επικίνδυνα, εξασφάλιση επαρκούς φωτισμού και αερισμού στο χώρο εργασίας, φαρμακείο πρώτων βοηθειών κ.τ.λ.).

γ. Να τηρούνται οι αστυνομικές, υγειονομικές και του υπουργείου εργασίας διατάξεις.

δ. Να τηρείται το Ελληνικό Πρότυπο ΕΛΟΤ HD 384 «Απαιτήσεις για τις ηλεκτρικές εγκαταστάσεις» σύμφωνα με τα προβλεπόμενα στην υπουργική απόφαση Φ7.5/1816/88/27.2.2004 (ΦΕΚ Β΄470), όπως ισχύει, και ο εξοπλισμός της μονάδας να καλύπτει τις απαιτήσεις ασφάλειας όλων των σχετικών διατάξεων της εθνικής νομοθεσίας και της νομοθεσίας της Ευρωπαϊκής Ένωσης (σήμανση CE).

ε. Να λαμβάνονται όλα τα αναγκαία μέτρα για την προστασία του περιβάλλοντος και για την μη πρόκληση ενοχλήσεων στους περιοίκους, και να τηρούνται τα προβλεπόμενα από την περιβαλλοντική νομοθεσία.

στ. Να τηρούνται οι Πρότυπες Περιβαλλοντικές Δεσμεύσεις (Π.Π.Δ), σύμφωνα με το αριθμ. ΥΠΕΝ/ΔΙΠΑ/72283/2636/5.11.2018 έγγραφο της Διεύθυνσης Περιβαλλοντικής Αδειοδότησης (ΔΙΠΑ) του Υπουργείου Περιβάλλοντος και Ενέργειας. Ειδικότερα να τηρούνται οι Π.Π.Δ. του ΠΙΝΑΚΑ Ι που ακολουθεί και όπως αυτές αναλυτικά περιγράφονται στον συνημμένο ΠΙΝΑΚΑ ΙΙ που συνοδεύει την παρούσα απόφαση.

Οι Π.Π.Δ. αποτελούν τις ελάχιστες υποχρεώσεις για την προστασία του περιβάλλοντος που οφείλει να εφαρμόζει και να τηρεί η μεταποιητική δραστηριότητα της εγκατάστασης και δεν καλύπτουν το σύνολο της υπόλοιπης νομοθεσίας που αφορά κάθε δραστηριότητα και ειδικότερα την καλλιέργεια της φαρμακευτικής κάνναβης η οποία ως δραστηριότητα πρωτογενούς τομέα δεν υπάγεται στις κατηγορίες έργων και δραστηριοτήτων της ΥΠΕΝ/ΔΙΠΑ/64001/2029/25.9.2018 (ΦΕΚ Β΄ 4420) υπουργικής απόφασης. Σε κάθε περίπτωση η εγκατάσταση οφείλει να τηρεί το σύνολο της περιβαλλοντικής νομοθεσίας.

ΠΙΝΑΚΑΣ Ι

ΣΤΑΚΟΔ 2008	Δραστηριότητα	Γενικές Δεσμεύσεις	Κανόνες Υγιεινής και Ασφάλειας	Θόρυβος	Αέρια Απόβλητα	Υγρά Απόβλητα	Στερεά Απόβλητα	Ειδικές Δεσμεύσεις
21.20	Παραγωγή Φαρμακευτικών Σκευασμάτων (Επεξεργασία και Παραγωγή Τελικών Προϊόντων Φαρμακευτικής Κάνναβης)	Α1, Α2, Α3, Α4, Α5, Α6, Α7, Α8	Β1, Β2, Β3, Β4	Γ1, Γ2, Γ3, Γ4, Γ5	Δ1, Δ2, Δ3, Δ4, Δ5, Δ6, Δ7, Δ8, Δ9	Ε1-3, Ε2-2	Ζ1, Ζ2, Ζ3, Ζ4, Ζ5, Ζ12	Η4, Η5, Η7, Η8, Η11

ζ. Πρόσθετοι όροι

• Η διαχείριση των φυτικών υπολειμμάτων που προκύπτουν από την καλλιέργεια και παραγωγική διαδικασία γίνεται κατά τα προβλεπόμενα του άρθρου 6 της κοινής υπουργικής απόφασης οικ.51483/700/2018/Φ. 15/14.5.2018.

• Εφόσον κατά την παραγωγική διαδικασία χρησιμοποιούνται οργανικοί διαλύτες, αυτοί θα ανακυκλώνονται στην παραγωγική διαδικασία χωρίς να δημιουργούνται απόβλητα, για το οποίο θα υποβάλλεται σχετική υπεύθυνη δήλωση μη παραγωγής αποβλήτων.

62

Τεύχος Β’ 1367/14.04.2020 ΕΦΗΜΕΡΙΔΑ ΤΗΣ ΚΥΒΕΡΝΗΣΕΩΣ 14173

• Δεν θα γίνεται διάθεση στον Ασωπό ή υπεδαφίως υγρών αποβλήτων από την παραγωγική διαδικασία

η. Να τηρούνται οι όροι της υπουργικής απόφασης Δ3/14858/1993 (Β΄ 477) σχετικά με την εγκατάσταση των δεξαμενών υγραερίου.

θ. Για την ανέγερση κτιριακών εγκαταστάσεων καθώς και για κάθε οικοδομική εργασία να τηρούνται οι ισχύουσες πολεοδομικές διατάξεις.

ι. Κατά την διάρκεια ισχύος της παρούσας έγκρισης, θα πρέπει να υποβληθούν με αίτηση στην υπηρεσία τα δικαιολογητικά που προβλέπονται στην οικ. 51483/700/Φ.15/14.5.2018 (ΦΕΚ Β΄1692) κοινή υπουργική απόφαση για την έγκριση της λειτουργίας την μονάδας.

ια. Η έγκριση είναι αμεταβίβαστη, αποκλειόμενης της ανάθεσης και παραχώρησης οποιασδήποτε δραστηριότητας, σε οποιοδήποτε στάδιο της παρ.1 του άρθρου 2Α του ν. 4523/2018, σε τρίτους.

ιβ. Ο φορέας υποχρεούται να γνωστοποιεί εγγράφως στην υπηρεσία οποιαδήποτε αλλαγή μετοχικής σύνθεσης. Τα νέα φυσικά ή νομικά πρόσωπα που εισέρχονται στο νομικό πρόσωπο υποβάλλουν όλα τα δικαιολογητικά που αφορούν στη διοίκηση νομικού προσώπου του άρθρου 1 του ν. 4523/2018.

ιγ. Ο φορέας υποχρεούται να επανυποβάλει στην υπηρεσία επικαιροποιημένα τα δικαιολογητικά της έγκρισης εγκατάστασης υπό Α 4-11, έως τις 31 Δεκεμβρίου κάθε έτους, αρχής γενομένης από το επόμενο της έκδοσης της έγκρισης έτος. Η υποχρέωση αυτή υφίσταται για τα δικαιολογητικά της έγκρισης εγκατάστασης (Α 4-11) καθ΄ όλη τη διάρκεια ισχύος της έγκρισης εγκατάστασης.

ιδ. Λοιπά δικαιολογητικά της έγκρισης εγκατάστασης που έχουν συγκεκριμένη χρονική ισχύ, καθώς και δικαιολογητικά, των οποίων το περιεχόμενο δύναται να τροποποιηθεί υποβάλλονται επικαιροποιημένα στην υπηρεσία μας πριν τη λήξη τους, ή εντός (10) δέκα ημερών από την τροποποίησή τους, αντίστοιχα.

ιε. Σε περίπτωση παράλειψης υποβολής των ανωτέρω επικαιροποιημένων δικαιολογητικών ή όταν αυτά δεν πληρούν τις προϋποθέσεις του ν. 4523/2018 θα επιβάλλονται οι κυρώσεις της περ. β της παρ.2 του άρθρου 9 της οικ. 51483/700/Φ.15/14.5.2018 (ΦΕΚ Β΄1692) κοινής υπουργικής απόφασης.

ιστ. Οποιαδήποτε επέκταση ή εκσυγχρονισμός του άρθρου 17 παρ. 9 και 10 του ν. 3982/2011, και ειδικότερα οποιαδήποτε τροποποίηση της συνολικής έκτασης, της καλλιεργούμενης έκτασης, του μηχανολογικού εξοπλισμού (προσθήκη, αφαίρεση ή αλλαγή μηχανημάτων), των αποθηκευτικών χώρων, των κτιριακών εγκαταστάσεων και των μέτρων ασφαλείας, απαιτεί νέα έγκριση εγκατάστασης.

ιζ. Δεν επιτρέπεται η εισαγωγή σπόρου προς σπορά και πολλαπλασιαστικού υλικού ποικιλιών κάνναβης που εμπίπτουν στις διατάξεις του (1) σχετικού νόμου εάν προηγουμένως ο φορέας δεν έχει αποκτήσει έγκριση λειτουργίας σύμφωνα με τις διατάξεις της οικ. 51483/700/Φ.15/14.5.2018 (ΦΕΚ Β΄1692) κοινής υπουργικής απόφασης.

ιη. Για όλα τα τελικά προϊόντα φαρμακευτικής κάνναβης που εμπίπτουν στο πεδίο εφαρμογής της παρούσας, είτε προορίζονται για διάθεση στην ελληνική αγορά υπό τους περιορισμούς του άρθρου 2 παρ.2 ν. 4139/2013, είτε προορίζονται για εξαγωγή, απαιτείται άδεια δυνατότητας παραγωγής και ειδική έγκριση κυκλοφορίας (η οποία ισχύει για τρία (3) έτη), όπως αυτές χορηγούνται από τον Ε.Ο.Φ. σύμφωνα με τις διατάξεις της Δ3(γ)52588/13.7.2018 υπουργικής απόφασης (ΦΕΚ Β΄ 2840).

ιθ. Η άδεια αυτή δεν απαλλάσσει τον κάτοχο της επιχείρησης από την υποχρέωση να εφοδιασθεί με άλλη άδεια για την οποία προκύπτει αντίστοιχη υποχρέωση από άλλες διατάξεις.

κ. Με την επιφύλαξη της πολεοδομικής νομοθεσίας, τυχόν αρχιτεκτονικά σχεδιαγράμματα (τοπογραφικό, διάγραμμα κάλυψης, κάτοψη, τομές) ή θεωρήσεις αυτών δεν απαιτούνται για τη χορήγηση της έγκρισης εγκατάστασης. Εφόσον από την πολεοδομική νομοθεσία απαιτείται θεώρηση αρχιτεκτονικών σχεδιαγραμμάτων, η υπηρεσία μας προβαίνει στη θεώρηση αυτών, υπό την προϋπόθεση ότι δύναται να χορηγηθεί η έγκριση εγκατάστασης.

κα. Η υπηρεσία διατηρεί το δικαίωμα να επιβάλλει την εκτέλεση μεταρρυθμίσεων και περιορισμών στην ανωτέρω εγκατάσταση, σε κάθε περίπτωση που θα διαπιστωθεί ότι είναι αναγκαίο για να εκπληρωθεί ο σκοπός των ως άνω διατάξεων.

κβ. Ο φορέας υποχρεούται να τηρεί τους όρους και τις προϋποθέσεις της κείμενης νομοθεσίας περί μέτρων ασφαλείας σε εργοτάξια οικοδομών και πάσης φύσεως έργων, εφόσον διέρχονται εντός και πλησίον της εγκατάστασης αγωγοί ηλεκτρικού ρεύματος. Ειδικότερα θα πρέπει να πληρούνται οι όροι και οι προϋποθέσεις του άρθρου 79 του π.δ. 1073/1981 και του άρθρου 7 του ν. 1396/1983.

κγ. Η έκταση εντός της οποίας θα εγκατασταθεί η μονάδα να καταστεί με τελεσίδικη πράξη ως μη δασική σε συνέχεια της (31) σχετικής πράξης χαρακτηρισμού.

κδ. Με την επιφύλαξη της παρ. Β 6) του άρθρου 1 και του άρθρου 9 της οικ.51483/700/2018/Φ.15/14.5.2018 κοινής υπουργικής απόφασης (Β΄ 1692), η παρούσα άδεια ανακαλείται με σχετική απόφασή μας, όταν δεν πληρούνται οι προαναφερόμενοι όροι και προϋποθέσεις.

ΠΙΝΑΚΑΣ ΙΙ : Πρότυπες Περιβαλλοντικές Δεσμεύσεις (συνοδεύει την υπ’ αριθμ. οικ.: 31756/371/Φ64.59/ 20-3-2020 απόφαση έγκρισης εγκατάστασης)

Α/Α Περιβαλλοντικές Δεσμεύσεις

ΓΕΝΙΚΕΣ ΔΕΣΜΕΥΣΕΙΣ

Α1 Η υδροδότηση και η ηλεκτροδότηση της δραστηριότητας να γίνονται από νόμιμα αδειοδοτημένο φορέα ή να έχει τις απαραίτητες άδειες.

Α2 Περιορισμός των τσιμεντοεπικαλύψεων του εδάφους στα απολύτως απαραίτητα για την διακίνηση των αυτοκινήτων ώστε να μην αλλοιωθεί ο ρυθμός απορρόφησης των όμβριων και να αποφευχθεί η πρόκληση δυσμενών για το περιβάλλον φαινόμενων, όπως λιμνάζοντα νερά κ.λπ.

Α3 Απαγόρευση χρήσης των ακάλυπτων και κοινόχρηστων χώρων για πάσης φύσεως εργασίες, ούτε για

14174 ΕΦΗΜΕΡΙΔΑ ΤΗΣ ΚΥΒΕΡΝΗΣΕΩΣ Τεύχος B’ 1367/14.04.2020

την αποθήκευση πρώτων υλών, προϊόντων και μηχανημάτων χωρίς άδεια. Οι χώροι αυτοί να διατηρούνται καθαροί και απαλλαγμένοι από διάσπαρτα υλικά και απόβλητα (στερεά ή υγρά).

Α4 Τήρηση των απαιτούμενων μέτρων πυρασφαλείας που προβλέπονται από τις σχετικές διατάξεις ή τις εγκεκριμένες μελέτες.

Α5 Οι διάδρομοι κίνησης των οχημάτων να διαβρέχονται ανά τακτά χρονικά διαστήματα, κυρίως κατά τους καλοκαιρινούς μήνες, ώστε να περιορίζεται η έκλυση σκόνης και τα οχήματα βαρέως τύπου που μεταφέρουν υλικά να τα καλύπτουν με κατάλληλο ύφασμα για τη συγκράτηση της σκόνης.

Α6 Απαγόρευση καύσης πάσης φύσεως αποβλήτων/ υλικών είτε υπαίθρια, είτε σε στεγασμένους χώρους.

Α7 Ο φορέας υποχρεούται κατά το μήνα Φεβρουάριο κάθε έτους να διαβιβάζει υποχρεωτικά στην Αδειοδοτούσα Αρχή, Ετήσια Έκθεση Παραγωγού Αποβλήτων (ΕΕΠΑ) με στοιχεία για τα απόβλητα που παρήγαγε ή/ και διαχειρίστηκε κατά τον προηγούμενο χρόνο. Η έκθεση πρέπει να αναφέρεται τόσο στα επικίνδυνα όσο και στα μη επικίνδυνα απόβλητα. Το προς συμπλήρωση έντυπο της ΕΕΠΑ ο φορέας μπορεί να το προμηθευτεί είτε από Αδειοδοτούσα Αρχή είτε από την ηλεκτρονική διεύθυνση http://www.ypeka.gr με βάση τις κοινές υπουργικές αποφάσεις 13588/725/2006 (ΦΕΚ 383/Β΄), κοινή υπουργική απόφαση 24944/1159/2006 (791/Β΄) και την κοινή υπουργική απόφαση 50910/2727/2003 (ΦΕΚ 1909/΄) όπως εκάστοτε ισχύουν.

Α8 Απαγορεύεται το μπάζωμα οποιουδήποτε ποταμού, χειμάρρου, ρέματος ή υγροβιότοπου.

ΚΑΝΟΝΕΣ ΥΓΙΕΙΝΗΣ ΚΑΙ ΑΣΦΑΛΕΙΑΣ ΕΡΓΑΖΟΜΕΝΩΝ:

Β1 Πιστή τήρηση των κανόνων υγιεινής και των Υγειονομικών διατάξεων για την εν λόγω δραστηριότητα.

Β2 Να λαμβάνονται μέτρα για την ατομική υγιεινή και ασφάλεια των εργαζομένων για την προστασία τους κατά την διάρκεια της παραγωγικής διαδικασίας.

Β3 Σωστή λειτουργία, τακτική συντήρηση και καθαρισμός συστημάτων αναρροφήσεως και κατακρατήσεως της σκόνης που δημιουργούνται κατά τη διάρκεια της παραγωγικής διαδικασίας.

Β4 Εκπαίδευση εργαζομένων στην εφαρμογή των σχεδίων έκτακτης ανάγκης.

ΘΟΡΥΒΟΣ

Γ1 Να τηρούνται τα όρια θορύβου που αναφέρονται στο π.δ. 1180/1981 και οι λοιπές διατάξεις περί θορύβου.

Γ2 Στην περίπτωση που η επιχείρηση χρησιμοποιεί κινητά μηχανήματα σε ανοιχτούς χώρους εντός της επιχείρησης, αυτά θα πρέπει να καλύπτουν τις υποχρεώσεις εφαρμογής της κοινοτικής νομοθεσίας, σχετικά με την εκπομπή θορύβου στο περιβάλλον από εξοπλισμό προς χρήση σε εξωτερικούς χώρους, και συγκεκριμένα της Οδηγίας 2005/88/ΕΚ και του Κανονισμού (ΕΚ) 219/2009 και των εκάστοτε τυχόν αναθεωρήσεών τους.

Γ3 Στην περίπτωση που η επιχείρηση χρησιμοποιεί οχήματα πάσης φύσης σε ανοικτούς χώρους εντός της επιχείρησης, πρέπει να λαμβάνεται μέριμνα για την αποφυγή εκπομπών θορύβου τόσο από τεχνικής πλευράς (π.χ. να συντηρούνται επαρκώς τα συστήματα σιγαστήρα εξάτμισης κ.λπ.), όσο και από πλευράς λειτουργικών διαδικασιών. Σε περίπτωση που δε γίνεται δυνατή η ουσιαστική αντιμετώπιση θορύβου τότε θα πρέπει να εφαρμόζονται οι διατάξεις της επόμενης παραγράφου Γ4.

Γ4 Σε περίπτωση που λόγω λειτουργίας της επιχείρησης διενεργούνται σε ανοικτούς χώρους εντός της επιχείρησης, εργασίες ή διαδικασίες οι οποίες δημιουργούν συριγμούς, ήχου με τονικότητα, κτυπογενείς θορύβους, κ.λπ. στάθμες θορύβου που δύναται να γίνονται αντιληπτές σε μεγάλη απόσταση χωρίς να μπορούν να ληφθούν ουσιαστικά μέτρα αντιμετώπισης, τότε παρόμοιες εργασίες ή διαδικασίες θα απαγορεύεται να διεξάγονται κατά τη διάρκεια των ωρών κοινής ησυχίας.

Γ5 Σε περίπτωση που υφίστανται σταθερές μηχανολογικές εγκαταστάσεις που -λόγω λειτουργικών χαρακτηριστικών- προξενούν κραδασμούς ή δονήσεις, τότε τα μηχανήματα αυτά οφείλουν να εδράζονται σε αντικραδασμικά πέλματα ή ειδικές ελαστικές αντιδονητικές στρώσεις προς αποφυγή σχετικών οχλήσεων και διάδοσης εδαφομεταφερόμενου θορύβου.

ΑΕΡΙΑ ΑΠΟΒΛΗΤΑ

Δ1 Οι σταθερές εστίες καύσης για τη θέρμανση χώρων και νερού να λειτουργούν με τα καύσιμα και τις προδιαγραφές που καθορίζονται από την υπουργική απόφαση 189533/11 (ΦΕΚ 2654/Β΄) όπως ισχύει. Ενδεικτικά αναφέρεται ότι θα πρέπει να τηρείται θεωρημένο βιβλίο Μητρώο, όπου καταγράφονται οι συντηρήσεις του καυστήρα.

Δ2 Τακτικός καθαρισμός και ρύθμιση των καυστήρων, αγωγών καπναερίων (εστία, καπνοδόχος κ.λπ.) σε συνδυασμό με τακτικές μετρήσεις από αδειούχο συντηρητή, σύμφωνα με την υπουργική απόφαση 189533/11 (ΦΕΚ 2654/Β΄/2011).

Δ3 Η απαγωγή των καυσαερίων να γίνεται σύμφωνα με το άρθρο 107 του Γ.Ο.Κ., όπως ισχύει, και σε ύψος που να μην δημιουργεί προβλήματα στο περιβάλλον.

Δ4 Για τα αέρια απόβλητα που προκύπτουν από τη λειτουργία βιομηχανικών λεβήτων, ατμογεννητριών, ελαιοθέρμων και αεροθέρμων με καύσιμο μαζούτ [περιεκτικότητας σε θείο έως 1% - βάσει της με 284/2007 κοινή υπουργική απόφαση (ΦΕΚ 1736/Β΄/2007)], ντήζελ ή αέριο να τηρούνται τα όρια εκπομπών που καθορίζονται στην κοινή υπουργική απόφαση 11294/1993 (ΦΕΚ 264/ Β΄/1993) όπως ισχύει και να τηρούνται τα απαραίτητα αρχεία συντήρησης.

Δ5 Να τηρούνται τα όρια του π.δ. 1180/1981 (ΦΕΚ-293 Α΄) για τις εκπομπές αερίων αποβλήτων.

Δ6 Να λαμβάνονται όλα τα απαραίτητα μέτρα για την αποφυγή της έκλυσης δυσάρεστων οσμών.

Δ7 Τα μηχανήματα κοπής να διαθέτουν κατάλληλο σύστημα διαβροχής το οποίο θα εμποδίζει την εκπομπή σκόνης.

Δ8 Να υπάρχει μονάδα αποκονίωσης σε όλα τα στάδια της παραγωγής όπου δημιουργείται σκόνη.

Δ9 Εφόσον η εγκατάσταση εμπίπτει στο πεδίο εφαρμογής της κοινής υπουργικής απόφασης 11641/1942 (ΦΕΚ 832/Β΄/2002) όπως ισχύει, περί εκπομπών πτητικών οργανικών ενώσεων (VOC) στην ατμόσφαιρα, οφείλει να

64

Τεύχος Β’ 1367/14.04.2020 ΕΦΗΜΕΡΙΔΑ ΤΗΣ ΚΥΒΕΡΝΗΣΕΩΣ 14175

συμμορφώνεται με τις διατάξεις αυτής και να υποβάλλει μέχρι τις 30 Απριλίου κάθε έτους το έντυπο συμμόρφωσης. Οι παραγόμενοι ατμοί πτητικών προϊόντων κατά την πλήρωση των δεξαμενών διαλυτών να απάγονται με σύστημα ανάκτησης ή εξισορρόπησης ατμών ή άλλη κατάλληλη διάταξη αντιρρύπανσης.

ΥΓΡΑ ΑΠΟΒΛΗΤΑ

Ε1-3 Τα αστικά λύματα από τους χώρους υγιεινής της εγκατάστασης να διοχετεύονται σε στεγανό βόθρο.

Ε2-2 Τα υγρά απόβλητα της παραγωγικής διαδικασίας διοχετεύονται στο δίκτυο αποχέτευσης μετά από σχετική άδεια, ή συλλέγονται σε στεγανή δεξαμενή και οδηγούνται για περαιτέρω διαχείριση σε νομίμως λειτουργούντα και κατάλληλα αδειοδοτημένο φορέα, γεγονός που αποδεικνύεται από την ύπαρξη σχετικής σύμβασης.

ΣΤΕΡΕΑ ΑΠΟΒΛΗΤΑ

Ζ1 Τα αστικά απορρίμματα που παράγονται να συλλέγονται καθημερινά και να απομακρύνονται σε τακτά διαστήματα από τους κατάλληλους φορείς.

Ζ2 Η διαχείριση των μη επικίνδυνων στερεών αποβλήτων να γίνεται σύμφωνα με τις διατάξεις της κοινής υπουργική απόφαση 50910/2727/03 (ΦΕΚ 1909/Β΄/2003) όπως ισχύει και τον ν. 4042/2012 (ΦΕΚ 24/Α΄/2012). Όλα τα μη επικίνδυνα στερεά απόβλητα, που αποθηκεύονται προσωρινά, να παραδίδονται σε φορέα/εργολάβο, ο οποίος πρέπει να διαθέτει άδεια συλλογής και μεταφοράς μη επικίνδυνων αποβλήτων και σύμβαση με τον τελικό αποδέκτη των αποβλήτων. Εφόσον τα απόβλητα παραδίδονται προς διάθεση ή αξιοποίηση (εργασία D ή R) εντός της χώρας, η απόφαση Έγκρισης Περιβαλλοντικών Όρων του τελικού αποδέκτη να επιτρέπει την παραλαβή των εν λόγω αποβλήτων στην εγκατάστασή του. Να τηρούνται τα σχετικά παραστατικά στο αρχείο της εταιρείας.

Ζ3 Η διαχείριση των ρευμάτων αποβλήτων, τα οποία εμπίπτουν στο πεδίο εφαρμογής του ν. 2939/2001 (ΦΕΚ 179/Α΄/2001), όπως ισχύει, να γίνεται σύμφωνα με τις διατάξεις του παραπάνω νόμου και του αντίστοιχου για κάθε ρεύμα προεδρικού διατάγματος ή κοινής υπουργικής απόφασης. Ειδικότερα:

• Οι συσκευασίες διαφόρων υλικών που χρησιμοποιούνται κατά τη λειτουργία της μονάδας, να παραδίδονται σε κατάλληλα αδειοδοτημένο συλλέκτη προς περαιτέρω αξιοποίηση σε εγκεκριμένη εγκατάσταση. Σε περίπτωση που η εταιρία εισάγει πλήρεις συσκευασίες πρώτων ή βοηθητικών υλών είναι υπόχρεος διαχειριστής αναφορικά με τις συσκευασίες αυτές. Ως εκ τούτου θα πρέπει να συμβληθεί με εγκεκριμένο σύστημα εναλλακτικής διαχείρισης. Η ίδια υποχρέωση ισχύει για τις συσκευασίες των προϊόντων που διαθέτει στην αγορά.

• Η συλλογή των προς απόσυρση ειδών ηλεκτρικού και ηλεκτρονικού εξοπλισμού, των χρησιμοποιημένων ηλεκτρικών στηλών και συσσωρευτών και των μεταχειρισμένων ελαστικών οχημάτων να γίνεται μέσω εγκεκριμένων συστημάτων εναλλακτικής διαχείρισης, σύμφωνα με τις διατάξεις αντίστοιχα των π.δ. 117/2004 (ΦΕΚ 82/Α΄) όπως τροποποιήθηκε με το π.δ. 15/2006 (ΦΕΚ 12/Α΄) και π.δ. 109/2004 (ΦΕΚ 75/Α΄) καθώς και της κοινής υπουργικής απόφασης 41624/2057/Ε103/10 (ΦΕΚ 1625/Β΄) όπως ισχύουν.

• Τα Απόβλητα Λιπαντικών Ελαίων (ΑΛΕ) από τη συντήρηση και επισκευή του Η/Μ εξοπλισμού του εργοστασίου ή και των οχημάτων της εταιρείας (σε περίπτωση που η αλλαγή λιπαντικών λαδιών αυτών γίνεται εντός του εργοστασίου) να αποθηκεύονται προσωρινά σε στεγανά δοχεία με καπάκι ασφαλείας, τα οποία να φυλάσσονται εντός του γηπέδου του εργοστασίου, σύμφωνα με τα προβλεπόμενα στην κοινή υπουργική απόφαση Η.Π. 24944/1159/06 (ΦΕΚ 791/Β΄) όπως ισχύει και περιοδικά να παραδίδονται, μέσω κατάλληλα αδειοδοτημένου συλλέκτη, σε εγκεκριμένο σύστημα εναλλακτικής διαχείρισης προς περαιτέρω επεξεργασία, με προτεραιότητα την αναγέννησή τους. Η διαχείρισή τους να γίνεται σύμφωνα με το π.δ. 82/2004 (ΦΕΚ 64/Α΄) όπως ισχύει.

• Η διαχείριση των ΟΤΚΖ θα πρέπει να γίνεται σύμφωνα με όσα προβλέπονται στο π.δ. 116/2004 (ΦΕΚ 81/Α΄).

• Η διαχείριση των αποβλήτων από εκσκαφές, κατασκευές και κατεδαφίσεις ΑΕΚΚ) να γίνεται σύμφωνα με όσα προβλέπονται από την κοινή υπουργική απόφαση 36259/1757/Ε103 (ΦΕΚ 1312/Β΄/2010) όπως ισχύει.

Ζ4 Η διαχείριση των επικίνδυνων αποβλήτων να γίνεται σύμφωνα με τις διατάξεις των κοινών υπουργικών αποφάσεων 13588/725/28-3-2006 (ΦΕΚ 383/Β΄), 24944/1159/30-6-2006 (ΦΕΚ 791/Β΄), 8668/2-3-2007 (ΦΕΚ 287/Β΄) και τον ν. 4042/2012 (ΦΕΚ 24/Α΄) όπως ισχύουν. Να τηρούνται τα σχετικά παραστατικά στο αρχείο της εταιρείας.

Ζ5 Για την παράδοση αποβλήτων σε τρίτους, να υπάρχουν τα σχετικά παραστατικά για την παρακολούθηση της περαιτέρω διαχείρισης των αποβλήτων εκτός του γηπέδου της εγκατάστασης. Προκειμένου για επικίνδυνα απόβλητα, να συμπληρώνεται κατάλληλα το "Έντυπο αναγνώρισης για τη συλλογή και μεταφορά επικίνδυνων αποβλήτων" σύμφωνα με τα προβλεπόμενα στις κοινές υπουργικές αποφάσεις 13588/725/06 (ΦΕΚ 383Β΄) και Η.Π.24944/1159/06 (ΦΕΚ 791 Β΄) όπως ισχύουν.

Ζ12 Η ιλύς που προκύπτει από την Εγκατάσταση Επεξεργασίας Λυμάτων της επιχείρησης θα διατίθεται:

1. για επαναχρησιμοποίησης στη γεωργία ή τη δασοπονία, σύμφωνα με την κοινή υπουργική απόφαση 80568/4225/1991 (ΦΕΚ 641/Β΄),
2. σε αδειοδοτημένη εγκατάσταση παραγωγής εδαφοβελτιωτικού (compost),
3. για αποκατάσταση τοπίου και εδαφών,
4. στο Χώρο Υγειονομικής Ταφής Απορριμμάτων
5. σε άλλη εγκατάσταση επεξεργασίας ιλύος, σύμφωνα με τις κείμενες διατάξεις της νομοθεσίας.

ΕΙΔΙΚΕΣ ΔΕΣΜΕΥΣΕΙΣ

Η4 Τα τεχνικά και λειτουργικά στοιχεία των δεξαμενών και του εξοπλισμού τους να ακολουθούν τις διατάξεις της κοινής υπουργικής απόφασης 34628/85 (ΦΕΚ 799/Β΄) και Π-7086/Φ5.2/1988 (ΦΕΚ 550/Β΄) όπως κάθε φορά ισχύουν.

Η5 Η κατασκευή και λειτουργία των δεξαμενών αποθήκευσης βενζινών να ανταποκρίνονται στις τεχνικές διατάξεις του παραρτήματος της κοινής υπουργικής απόφασης οικ.10245/713/97 (ΦΕΚ 311/Β΄).

Η7 Μετά την οριστική παύση της λειτουργίας της μονάδας να αποκατασταθεί ο χώρος εγκατάστασής της.

14176 ΕΦΗΜΕΡΙΔΑ ΤΗΣ ΚΥΒΕΡΝΗΣΕΩΣ Τεύχος B’ 1367/14.04.2020

Ειδικότερα:

ΕΙΔΙΚΕΣ ΔΕΣΜΕΥΣΕΙΣ

Η4 Τα τεχνικά και λειτουργικά στοιχεία των δεξαμενών και του εξοπλισμού τους να ακολουθούν τις διατάξεις της κοινής υπουργικής απόφασης 34628/85 (ΦΕΚ 799/Β΄) και Π-7086/Φ5.2/1988 (ΦΕΚ 550/Β΄) όπως κάθε φορά ισχύουν.

Η5 Η κατασκευή και λειτουργία των δεξαμενών αποθήκευσης βενζινών να ανταποκρίνονται στις τεχνικές διατάξεις του παραρτήματος της κοινής υπουργικής απόφασης οικ.10245/713/97 (ΦΕΚ 311/Β΄).

Η7 Μετά την οριστική παύση της λειτουργίας της μονάδας να αποκατασταθεί ο χώρος εγκατάστασής της. Ειδικότερα:

• Οι χώροι διαχείρισης επικίνδυνων αποβλήτων να εξυγιανθούν - αποκατασταθούν σύμφωνα με τα προβλεπόμενα στις κοινές υπουργικές αποφάσεις 13588/725/28-3-2006 (ΦΕΚ 383/Β΄) και 24944/1159/30-6-2006.

• Ο μηχανολογικός εξοπλισμός να αξιοποιηθεί κατά το δυνατόν, εν όλω ή εν μέρει, ανακυκλούμενος και σε κάθε περίπτωση διατιθέμενος σύμφωνα με τις ισχύουσες διατάξεις (ΦΕΚ 791/Β) όπως ισχύουν.

Η8 Η αποθήκευση χημικών ουσιών θα πρέπει να γίνεται με τέτοιο τρόπο ώστε να μειώνονται οι κίνδυνοι πυρκαγιάς και ρύπανσης του περιβάλλοντος. Θα πρέπει τα χημικά να αποθηκεύονται σε κλειστά βαρέλια, σε όσο το δυνατόν μικρότερες ποσότητες και σύμφωνα με τα προβλεπόμενα στα σχετικά δελτία δεδομένων ασφαλείας (MSDS).

Η11 Οι δεξαμενές αποθήκευσης χημικών και καυσίμων θα πρέπει να βρίσκονται εντός λεκάνης ασφαλείας ικανού όγκου, οι οποίες να είναι κατασκευασμένες για να συγκρατούν ατυχηματικές διαρροές, ώστε να αποφεύγεται η ρύπανση του εδάφους ή/και του υπόγειου υδροφορέα. Οι διαρροές που συγκεντρώνονται στις λεκάνες ασφαλείας θα πρέπει να απομακρύνονται με την κατάλληλη κάθε φορά διαδικασία.

Η απόφαση αυτή να δημοσιευθεί στην Εφημερίδα της Κυβερνήσεως.

Αθήνα, 20 Μαρτίου 2020

Οι Προϊστάμενοι
των Γενικών Διευθύνσεων

Βιομηχανίας
και Επιχειρηματικού Περιβάλλοντος

ΑΝΑΣΤΑΣΙΟΣ ΜΗΤΙΑΚΟΥΔΗΣ

Δημόσιας Υγείας
και Ποιότητας Ζωής

ΒΑΣΙΛΙΚΗ ΚΑΡΑΟΥΛΗ

Γεωργίας κ.α.α.
Ζωοτροφών και Βοσκήσιμων Γαιών

ΔΗΜΗΤΡΙΟΣ ΜΗΛΑΙΟΣ

ΕΘΝΙΚΟ ΤΥΠΟΓΡΑΦΕΙΟ
Καποδιστρίου 34, Τ.Κ. 104 32, Αθήνα
Τηλ. Κέντρο 210 5279000
Κείμενα προς δημοσίευση: webmaster.et@et.gr
02013671404200008

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

Employees

As of the date as of this Report, our Oregon operations have a total of 12-15 part-time store employees including budtenders, trimmers, growers, and4 full-time employees, consisting of the Senior Vice President of Cannabis Operations, the Vice President of Marketing and Brand development, and 2 store managers. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

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

During the years ended December 31, 2019 and 2018, we raised approximately $770,000 and $1,375,000, respectively, through a series of private debt and equity offerings to finance operations.

The Company incurred net income of $7,790,761 and of $4,747,297 or the years ended December 31, 2019 and 2018, respectively.

All of the net income for the years ended December 31, 2019 and December 31, 2018 were not actual operating gains but were a result of the derivative liabilities from the conversion of debt from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

At December 31, 2019, we had a total stockholders' deficit of $13,491,480 and a working capital deficiency of $9,844,132. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business plan anticipates that operations will undergo expansion in 2019 and beyond. This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

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

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “ EGC ”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in nonconvertible debt; or (d) the date on which the Company is deemed to be a “ large accelerated filer ,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

·	The Company is excluded from Section 404(b) of Sarbanes-Oxley, which otherwise would have required the Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The Jobs Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.

·	The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.

·	As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company .”

·	In the event that the Company registers the common stock under the Exchange Act, the Jobs Act will also exempt the Company from the following additional compensationrelated disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act:

	(i)	the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act;

	(ii)	the requirements of Section 14A(b) of the Exchange Act relating to shareholder advisory notes on “golden parachute” compensation;

	(iii)	the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance; and

(iv)	the requirement of Section 953(b)(1) of the Dodd-Frank Act, which requires disclosureas to the relationship between the compensation of the Company’s chief executive officer and median employee pay.

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

The principal stockholder of KAYS holds 22,996,833 shares of common stock and 50,000 shares of Series C Convertible Stock. Additionally, our CEO owns 8,280,144 shares of common stock and 50,000 shares of Series C Convertible Preferred Stock. These preferred shares can be converted into a total of 43,329,970 shares of KAYS common stock which, added to the common shares of KAYS held by both parties gives them approximately 32.5% of votes on matters presented to stockholders. Accordingly, they are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

KAYS has 100,000 shares of Series C Convertible Preferred Stock outstanding, all of which are held by our CEO and our principal stockholder. These preferred shares can be converted into a total of 43,329,970 shares of KAYS common stock. Additionally, the company has other convertible debt described in this Annual Report, which would result in further dilution if converted Such market overhang could adversely impact the market price of KAYS’s common stock as a result of the dilution which would result if such securities were converted into shares of KAYS common stock.

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interesteddirector transactions, conflicts of interest and similar matters.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Operating Leases

The Company has several operating leases- an office in Fort Lauderdale, Florida and 4 store leases in Oregon under arrangements classified as leases under ASC 842:

Effective June 12, 2017, the Company leased office space in Fort Lauderdale, Florida under a 5-year operating lease expiring June 30, 2022. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,017 and culminating in a monthly payment of $4,839. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was terminated on July 3, 2019 and the Company issued the landlord 500,000 shares of common stock as a settlement in lieu of a penalty for early termination.

Effective June 1, 2019, the Company leased its current office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021. The rental payment is $1,802 per month. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease.

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

Effective June 1, 2015, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $3,584 and culminating in a monthly payment of $4,034. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,367 and culminating in a monthly payment of $4,915. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The Company is currently in process of negotiating a termination agreement with the landlord for this space as this store has been closed and the Company intends to utilize the OLCC License at its warehouse Property in Eugene, Oregon to open a “Grow Store” and Delivery Operation to service the Eugene, Oregon market (subject to OLCC approval for license transfer).

Effective April 15, 2016, the Company leased an unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,617 and culminating in a monthly payment of $5,196. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The Company is currently in process of negotiating a termination agreement with the landlord for this landlord as this store has been closed

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $284,042 and operating lease liabilities of $288,899 as of December 31, 2019

Real Property

In August 2017, KAYS we acquired a 26 acre parcel in Lebanon, Linn County, Oregon, which we intend to develop as a Kaya Farms™ legal cannabis cultivation and manufacturing facility.

In 2018, we acquired the Eugene, Oregon based Sunstone Farms grow and manufacturing facility.

Item 3. Legal Proceedings.

From time to time KAYS be party to various legal proceedings in the ordinary course of business. Pleases see paragraphs below for results of legal proceedings during 2019 and 2020; there are no currently pending proceedings:

A. On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya Farms™ Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

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

On August 16th, 2019 the Land Use Board of Appeals issued an order granting attorney’s fees and costs in the amount of $25,158 be paid to KAYS and the funds were received in September, 2019. The proceeds were recorded net against costs incurred, noting no gain or loss.

B. On December 13, 2019 Siegelaub, Rosenberg, P.A. filed a suit against the Company in Broward County Court seeking payment of $6,000 together with costs, prejudgment interest and attorney’s fees for an unpaid invoice for work that it alleged was performed in preparation of the Company’s 2018 10-K (the “Siegelaub Claim”)

On March 28, 2020 the Company filed a response to the Siegelaub Claim which included a Counterclaim for Breach of Contract for the Plaintiff’s failure and refusal to perform its obligations and is seeking damages in an amount exceeding $30,000.

On April 20, 2020 the Parties reached a settlement in the matter and resolved the final accounting invoice for a payment of $1,500.00 with each Party responsible for their attorney’s fees and executing mutual releases.

C. As previously reported in our periodic reports filed under the Securities Exchange Act of 1934, in the fourth quarter of 2018, KAYS concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the Oregon Liquor Control Commission (the “ OLCC ”) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase included a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted, as well as a substantial amount of manufactured extracts and related cannabis products. KAYS entered into a management agreement with the holder of existing OLCC licenses (“ Sunstone ”) to oversee operations at the facility pending transfer of the license to KAYS, which were aware would be an extended and cumbersome process.

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

In February and March of 2019, the OLCC issued Conditional Letters of authority so that the facility could continue operations pending the resolution of the Sunstone License renewals and processing of the requested license transfers to KAYS.

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

Sunstone’s attorney has filed a request for a hearing which we were initially advised by the OLCC could take over a year to occur and resolve due to the extensive number of licensing matters being processed. A hearing is currently set for August 4-5, 2020.

The Company notes that in a new and emerging regulatory environment for legal cannabis production and sale, licensing issues such as the present one periodically arise. In fact, as previously reported, the Company has encountered such issues in connection with its Portland, Oregon retail outlet and its planned Lebanon, Oregon grow and production operation, all of which were satisfactorily resolved in the Company’s favor. Accordingly, the Company is cooperating with Sunstone and the OLCC with respect to this matter and is optimistic that once the extensive record of paperwork submitted to and consultation with the OLCC has been reviewed, it will be able secure transfer of the OLCC licenses, either at the Administrative level via a settlement or hearing with the OLCC or subsequent litigation, or through the acquisition of another license and transfer to the Eugene, Oregon Warehouse location

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Common Stock

Our common stock is currently traded on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. under the symbol “KAYS.” Such market is extremely limited. We can provide no assurance that our shares will be continued to be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

Holders of Our Common Stock

As of May 7, 2020 we had 628 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of May 7, 2020, they held 87,993,069 shares of common stock for these shareholders. When the Company last received a report from CEDE it showed a log of 10,340 shareholders that consented to release their name to the Company for purposes of shareholder communications. Accordingly, we believe that KAYS has approximately 10-11,000 beneficial stockholders as of such date.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0 shares (1)	n/a	10,905,000 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

(1)	Represents shares of common stock issued or reserved for issuance under our 2011 Incentive Stock Plan.

Recent Sales of Unregistered Securities

As detailed in the accompanying financial statements and footnotes, in 2019 KAYS issued a total of 3,305,732 shares of common stock to shareholders of the Company for conversion of principal and interest due from convertible promissory notes.

In 2019 KAYS received a total of $565,000 from additional sales of Convertible Promissory Notes pursuant to the May 2017 Financing Agreement and $130,000 from sales of Convertible Promissory Notes pursuant to the January 2018 Financing Agreement (each as described below).

Additionally, KAYS received $75,000 from stock subscriptions from accredited investors.

May 2017 Financing-Agreement

On May 11, 2017, we entered into a second financing agreement with the Institutional Investor to provide the Company with up to an additional $5.8 million in convertible note funding (the “May 2017 Notes \”) through July 31, 2018 (the “May 2017 Financing Agreement”). The May 2017 Financing Agreement was amended as of July 31, 2017, to increase the amount of funding available to the Company thereunder to $6.3 million and to extend the time period for such funding to May 31, 2019 and was subsequently amended as of November 15, 2017 and as of March 31, 2018, to further increase the amount of funding available to the Company thereunder to $7.75 million and to provide for the remaining $5.8million in principal amount of May 2017 Notes to be (a) convertible into shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.11 pursuant to the terms of each May 2017 Note as described below; and (b) to extend the time period for such funding to April 30, 2020.

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

Effective as of January 1, 2020, the Agreement was further amended to: (a) extend the maturity date all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, from January 1, 2021 to January 1, 2024; (b) notwithstanding item “a” upon the Company receiving US$4,000,000.00 in new financing from sources other than the Holder, the Holder shall have the option to have the Company allocate 10% of any additional financing beyond this amount for purposes of early repayment of any Notes still held by the Holder; (c) notwithstanding item “a” provide for an “Acceleration Provision” in the event of a change in the event that Craig Frank is no longer the CEO of the Company, and/or W. David Jones is no longer retained to provide Business Consulting Services to the Company through BMN Consultants (either through resignation, termination or through determination by the Board of Directors that the respective party is medically incapable of conducting their duties), then the Holder of this Note is entitled to enact the Acceleration Provision by notifying the Company’s Board of Directors or Corporate Counsel which provides for the Maturity Date to be accelerated from January 1, 2024 to ninety (90) days from receipt of said notice; (d) the limitation on conversion of shares by the Holder to an amount less than 4.99% of the total issued and outstanding stock of the Company is automatically deemed waived with respect to a conversion of the Notes in connection with the occurrence of any of the corporate events described in Section 8(h) of the Notes; (e) the corporate events listed in Section 8(h) are also deemed to include a buyback/repurchase of the Company’s Shares by the Company, taking the Company “private”, a tender offer for the Company’s shares by another entity or individual(s) or other such action; and (f) the Conversion Price of the Notes will be adjusted if the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Conversion Notice is less than $0.05 per share, the Conversion Price for the shares shall be adjusted to the lesser of: sixty percent (60%) of the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Election Notice reflecting such election, but in any event not less than $.01 per share, OR $.03 per share, and in any event not to exceed such $.03 per share amount.

As of the date of this Annual report, the Institutional Investor has purchased an aggregate of $2,970,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes”).

January 2018 Financing-Agreement

Effective January 22, 2018, and amended as of July 31, 2018 we entered into a financing agreement with a high net worth investor (the “HNW Investor”) to provide the Company with up to $1.4 million in convertible note funding (the “January 2018 Notes ”) through July 31, 2018 (the “ January 2018 Financing Agreement ”). Pursuant to the January 2018 Financing Agreement, upon execution of the January 2018 Financing Agreement, the HNW Investor purchased $100,000 in principal amount of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share (the “$0.10 Notes”).

While the January 2018 Financing Agreement granted the HNW Investor the right to acquire additional January 2018 Notes by certain deadlines if additional funding was provided, no additional $0.10 Notes were purchased until the January 2018 Financing Agreement was amended in December, 2018 to allow the HNW investor the right to purchase an additional $25,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share (the “$0.05 Notes”).

In January 2019 the Agreement was further amended to lower the conversion price of the previously purchased $0.10 Note to $0.05, and to modify terms of the $0.10 Note to make them consistent with the May 2017 Financing Agreement executed with the Institutional Investor, and to allow for the right of the HNW Investor to acquire an additional $200,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (the “$0.03 Notes”).

Effective as of January 1, 2020, the Agreement was further amended to: (a) extend the maturity date all then outstanding Company promissory notes held by the High Net Worth Investor Institutional Investor to January 1, 2021 (b) the limitation on conversion of shares by the Holder to an amount less than 4.99% of the total issued and outstanding stock of the Company is automatically deemed waived with respect to a conversion of the Notes in connection with the occurrence of any of the corporate events described in Section 8(h) of the Notes; (c) the corporate events listed in Section 8(h) are also deemed to include a buyback/repurchase of the Company’s Shares by the Company, taking the Company “private”, a tender offer for the Company’s shares by another entity or individual(s) or other such action; and (d) the Conversion Price of the Notes will be adjusted if the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Conversion Notice is less than $0.05 per share, the Conversion Price for the shares shall be adjusted to the lesser of: sixty percent (60%) of the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Election Notice reflecting such election, but in any event not less than $.01 per share, OR $.03 per share, and in any event not to exceed such $.03 per share amount.

As of the date of this Annual report, the HNW Investor has purchased an aggregate of $270,000 in principal amount of the $0.03 Notes.

All the above securities were issued pursuant to the exemption from registration under the Securities Act afforded by Section 4(a)(2) thereof and Regulation D thereunder.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenues

We had revenues of $1,014,266 for the year ended December 31, 2019, as compared to revenues of $1,136,599 for the year ended December 31, 2018. Our revenues during 2019 were adversely impacted as a result of the temporary closing of our stores to reduce expenses and consolidate operations.

Cost of Sales

We had a cost of sales of $410,250 on revenues of $1,014,266 for the year ended December 31, 2019 versus a cost of sales of $494,088 on revenues of $1,136,599 for the year ended December 31, 2018

Operating Expenses

General and administrative were $932,553 for the year ended December 31, 2019, as compared to $883,138 for the year ended December 31, 2018. Salaries and wages were $505,049 for the year ended December 31, 2019 as compared to $574,107 for the year ended December 31, 2018. The decrease in these expense categories from 2018 to 2019, reflects our increased level of operations. Professional fees were $ 1,431,297 for the year ended December 31, 2019, as compared to $2,055,893 for the year ended December 31, 2018, reflecting a decrease of $624,596. After giving effect to all of the foregoing, total operating expenses were $2,868,899 for the year ended December 31, 2019, as compared to $3,513,138 for the year ended December 31, 2018. Accordingly, our operating loss was $2,264,883 for the year ended December 31, 2019, as compared to $2,870,627 for the year ended December 31, 2018.

Interest expense

Interest expense was $579,722 for the year ended December 31, 2019, as compared to $541,038 for the year ended December 31, 2018, reflecting an increase of additional debt incurred in 2019 to fund expansion of our operations.

Net Income (Loss)

After giving effect to an operating loss of $2,264,883, interest expense of $579,722, amortization of debt discount of $1,412,548, derivative liabilities expense of $634,741 and loss on extinguishment of debt of $25,000 offset by other income from a change in derivative liabilities income of $12,438,755 arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations, we had net loss from non-controlling interest of $282,264 for the year ended December 31, 2019. This compares to a net loss from non-controlling interest of $209,807 for the year ended December 31, 2018, after giving effect to an operating loss of $2,870,627, interest expense of $541,038, amortization of debt discount of $2,583,712, derivative liabilities expense of $3,370,329 offset by other income from a change in derivative liabilities income of $13,900,712 arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations. The net income attributable to the Company for 2019 and 2018 was $7,804,125 and $4,747,297, respectively.

Liquidity and Capital Resources

Overview

During 2019 our cash position decreased by $24,545 to $86,967 and our negative working capital decreased by $13,807,835 to $9,844,132.

As of December 31, 2019, our working capital consisted of cash of $86,967, inventories of $108,008 and prepaid expenses of $7,774.

Our current liabilities include accounts payable and accrued expenses of $1,108,452, accounts payable and accrued expenses-related parties of $7,733, accrued interest of $633,064, current portion of lease liability of $167,529, convertible notes payable- net of discount of $303,710, notes payable of $9,312 and derivative liabilities of $7,817,081.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2019 and 2018:

	2019	2018
Net cash used in operating activities	$774,877	$1,331,574
Net cash used in investing activities	$19,668	$195,238
Net cash provided by financing activities	$770,000	$1 ,319,862
Net (decrease) increase in cash	$(24,545)	$(206,950)

Cash Used in Operating Activities

During 2019, we used cash of $778,877 in operating activities, as compared to cash used in operations of $1,331,574 in 2018.

Cash Used in Investing Activities

During 2019, we used cash of $19,668 in investing activities, as compared to $195,238 in 2018. Expenditures in 2019 and 2018 consisted of property and equipment.

Cash Provided by Financing Activities

During 2019, $695,000 of convertible debt was issued and $75,000 of in capital contributions, as compared to $1,075,333 of convertible debt and $300,000 of restricted stock in 2018. The Company used $-0- and $55,471 to repay notes payable in 2019 and 2018, respectively.

Additional Capital

As of December 31, 2019, we had cash of $86,967 and a working capital deficiency of $9,844,132.

Management believes that it will require additional capital, in addition to anticipated revenues from operations to fund expansion of the Company’s operations and ultimately achieve profitability. The Company intends to seek such additional capital from further private offerings of equity and/or debt securities. However, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Estimates

The following are deemed to be the most significant accounting estimates affecting us and our results of operations:

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows. fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities, The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

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

See the Index of Consolidated Financial Statements on page F-1 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Termination of L & L CPAS, P.A.

(i) Effective December 11, 2018, we terminated L & L CPAS, P.A. (“ L & L ”), as our independent registered public accounting firm. The decision to terminate L & L was unanimously approved by the board of directors of KAYS on December 11, 2018.

(ii) The report of L & L for the fiscal years ended December31, 2017 and January 31, 2016, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports on the Company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.

(iii )During the fiscal years ended December 31, 2017 and January 31, 2016, and the subsequent period through the date of termination (A) there have been no disagreements with L & L,whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of L & L, would have caused L & L, to make reference to the subject matter of the disagreement in connection with their respective reports; (B) no such disagreement was discussed with the Company’s board of directors or any committee of the board of directors of the Company; and (C) there have been no “ reportable events ” as described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of M&K CPAS, PLLC

(i) Effective December 11, 2018, KAYS engaged M&K CPAS, PLLC (“ M&K ”) as our independent public registered accounting firm. The engagement of M&K was approved by the Company’s board of directors on December 11, 2018.

(ii) During the Company’s two most recent fiscal years and any subsequent interim period prior to M&K’s engagement as the Company’s new independent registered public accounting firm , the Company did not consult with M&K regarding either (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (B) any matter that was either the subject of a disagreement as defined in Item 304 of Regulation S-K or a “ reportable event ” as such term is described in Item 304

Disclosure controls and procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of December 31, 2019. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and President, who is our principal, executive, financial and accounting officer, , of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chairman and President concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chairman and President, who is our principal, executive, financial and accounting officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of December 31, 2019, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of December 31, 2019.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of December 31, 2019, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and financial procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	59	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Director
Carrie Schwarz	60	Director
Jordi Arimany	60	Director
Bruce Burwick	71	Director

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

Bruce R. Burwick, who became a director in January 2019, has been a serial entrepreneur for over 50 years. His business ventures have included both domestic and international startups including product concept, manufacturing, wholesale and retail distribution, marketing and e-commerce. This includes private label manufacturing for several NYSE listed companies. In Oct 2015 Mr. Burwick sold Dynamic Health Laboratories, Inc to a NYSE listed company. Since 2014, has invested in both Medical and Recreational cannabis businesses.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and acting Chief Financial Officer, who is our sole executive officer, for 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2019	$300,000		3,000,000					$300,000 (1)
	2018	$300,000		3,000,000 (2)					$300,000

(1)	Mr. Frank’s compensation for 2019 was total of $120,000.00 paid in cash and $180,000.00 in accrurals.

(2)	Represents “ restricted ” shares of our common stock valued at $0.10 per share.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors Table

The table below summarizes all compensation paid to our nonemployee directors for 2018.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Nonequity Incentive Plan Compensation	Nonequity Deferred Compensation Earnings	All Other Compensations	Total
Carrie Schwarz	—	100,000 (1)		—	—	—	100,000
Jordi Arimany	—	100,000 (1)		—	—	—	100,000

Bruce Burwick	—	100,000 (1)	—	—	—	100,000

(1) Represents restricted shares of common stock granted.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors are compensated with common stock. All such directors receive 100,000 “restricted” shares of common stock annually for their service.

2011 Incentive Stock Plan

Our 2011 Incentive Stock Plan, as amended (the “Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock- based awards, or any combination of the foregoing. The Plan is administered by the board of directors.

A total of 40,000,000 shares of KAYS common stock has been reserved for issuance under the Plan. As of December 31, 2019 awards covering 29,095,000 shares have been issued under the Plan and 10,095,000 shares of common stock were available for issuance under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executivesofficers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of the date of this Annual Report. The address of each such person is c/o the Company 915 Middle River Drive, Suite 316, Fort Lauderdale, FL, 33304.

Name and Address of Beneficial Owner and Directors and Executive officers:	Number of Shares of Common Stock	Percentage of shares (4)

Craig Frank (1)(2)	28,015,129	12.13%
Carrie Schwarz	500,000	*
Jordi Arimany	837,500	*
Bruce Burwick	14,700,000	6.36%
All directors and
executive officers,
as a group (three
persons) (1)(2)	44,052,629	19.08%
Other 5% or greater
stockholders:
Ilan Sarid (3)	44,661,818	19.34%%

* Less than 1%

1.	includes shares beneficially owned by Tudog International Consulting and Drora Frank.

2.	Includes 21,664,985 shares of common stock issuable upon conversion of 50,000 shares of our Series C Convertible Preferred Stock held by Mr. Frank, which shares vote on an “as converted” basis.

3.	Includes 21,664,985 shares of our common stock issuable upon conversion of 50,000 shares of our Series C Convertible Preferred Stock held by Mr. Sarid, which shares vote on an “as converted” basis.

4.

All values for “Percentage of Shares” owned were calculated by adding 43,329,970 (the amount of Common Shares issuable on the conversion of the outstanding 100,000 Series C Convertible shares) to the number of issued and outstanding shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0 shares (1)	n/a	10,905,000 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

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

On October 14, 2019 the shareholder submitted a conversion notice and the $500,000 in convertible debt was converted into 50,000 Series C Preferred shares of KAYS stock. The stock was issued from Treasury as restricted stock andcarries a minimum of one year restriction before it can be registered for resale pursuant to Rule 144.

At December 2017, the company was indebted to Craig Frank, Chairman, CEO and Acting CFO for KAYS, in the amount of $7,737 for travel and miscellaneous expenses incurred by Mr. Frank from travel and related activities in Oregon.

In each of 2018 and 2019, the Company issued stock grants to Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock for their service as board members. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

In 2018 and 2019, the Company issued stock grants to Craig Frank for 3,000,00 shares of KAYS stock each year, pursuant to his employment agreement via board resolution. The stock was issued from Treasury as restricted stock and carries a one year restriction before it can be registered for resale pursuant to Rule 144.

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

In 2019, the Company issued a stock grant to Bruce Burwick for 100,000 shares of KAYS stock for his service as a board member. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

Bruce Burwick acquired the property for satisfaction of a promissory note due him for $1,433,000.00. The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. The Company valued the shares at $1,417,200. The shares carry a lock-up restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS.

Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we purchased

On August 24, 2018 the Company entered into a Consulting Agreement with Bruce Burwick and paid him 100,000 shares of KAYS stock via a stock grant from the 2011 Employee Stock Incentive Plan for services rendered to the Company through December 31. 2018. The stock was valued by the Company at $11,810.

For more information please see Related Party Transactions, Note 11 in the Financials.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us for professional services (a) for the year ended December 31, 2019 by M&K CPAS, PLLC our independent public registered accounting firm .

	2019	2018
Audit fees	$58,000	$58,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
	58,000	$58,000

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

The Company does not have an Audit Committee. It is the Company’s policy to have its Chief Executive Officer preapprove all audit and permissible non-audit services provided by the independent public accountants, subject to approval by the Board of Directors.

These services may include audit, audit-related, tax and other services. Pre-approval is generally for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. Unless there are significant variations from the pre-approved services and fees, the independent public accountants and management generally are not required to formally report to the Board of Directors regarding actual services and related fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2019 and 2018

•	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended (1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the shareholders of Alternative Fuels Americas, Inc. (1)

10.2	2011 Incentive Stock Plan, as amended (1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301 (3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid (1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (3) +

21.1	Subsidiaries of Registrant (4)

23.1	Consent of M&K CPAS LLC(5)

23.2	Consent of L&L CPAS, P.A.(5)

31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.

(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2017 and Incorporated herein by reference.

(5)	Filed herewith.

+ Management compensation arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2019

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	May 13, 2020

/s/ Carrie Schwarz	Director	May 13, 2020
Carrie Schwarz

/s/ Jordi Arimany	Director	May 13, 2020
Jordi Arimany

96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kaya Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 2 to the financial statements, in past years, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC.

We have served as the Company’s auditor since 2018.

Houston, TX

May 13, 2020

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31,

ASSETS
	(Audited)	(Audited)
	December 31, 2019	December 31, 2018
CURRENT ASSETS:
Cash and equivalents	$86,967	$111,512
Inventory-net of allowance	108,008	131,542
Prepaid expenses	7,774	20,541
Total current assets	202,749	263,595

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	284,042	—
Property and equipment, net	2,140,331	2,348,780
Deposits	27,523	31,523
Total other assets	2,451,896	2,380,303

Total assets	$2,654,645	$2,643,898

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$1,108,452	$562,016
Accounts payable and accrued expense-related parties	7,733	7,737
Accrued interest	633,064	659,169
Right-of-use liabiliy - operating lease	167,529	—
Convertible notes payable-net of discount	303,710	2,894,294
Notes payable	9,312	9,312
Derivative liabilities	7,817,081	19,783,034
Total current liabilities	10,046,881	23,915,562

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	250,000	500,000
Convertible notes payable-net of discount	5,727,874	1,283,557
Notes payable-related party	—	250,000
Right-of-use liabiliy - operating lease	121,370	—
Total long term liabilities	6,099,244	2,033,557

Total liabilities	16,146,125	25,949,119

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
100,000 and 50,000 issued and outstanding at December 31, 2019 and December 31, 2018	100	50
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
187,503,812 shares issued as of December 31, 2019 and
165,812,128 shares issued as of December 31, 2018	187,504	165,812
Subscriptions payable	163,630	397,209
Additional paid in capital	19,603,854	17,100,137
Accumulated deficit	(32,120,787)	(39,924,912)
Non-controlling interest	(1,325,781)	(1,043,517)
Net stockholders' deficit	(13,491,480)	(23,305,221)

Total liabilities and stockholders' deficit	$2,654,645	$2,643,898

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Audited)

	For the Year	For the Year
	Ended	Ended
	December 31, 2019	December 31, 2018

Net sales	$1,014,266	$1,136,599

Cost of sales	410,250	494,088

Gross profit	604,016	642,511

Operating expenses:
Professional fees	1,431,297	2,055,893
Salaries and wages	505,049	574,107
General and administrative	932,553	883,138
Total operating expenses	2,868,899	3,513,138

Operating loss	(2,264,883)	(2,870,627)

Other income(expense):
Interest expense	(579,722)	(541,038)
Amortization of debt discount	(1,412,548)	(2,583,712)
Derivative liabilities expense	(634,741)	(3,370,329)
Gain (loss) on extinguishment of debt	(25,000)	—
Change in derivative liabilities expense	12,438,755	13,900,712
Other income (expense)	—	2,484
Total other income (expense)	9,786,744	7,408,117

Net income	7,521,861	4,537,490

Net (loss) attributed to non-controlling interest	(282,264)	(209,807)

Net income attributed to Kaya Holdings, Inc.	7,804,125	4,747,297

Basic net income per common share	$0.04	$0.03

Weighted average number of common shares outstanding - Basic	176,511,773	150,208,343

Diluted net income per common share	$0.02	$0.01

Weighted average number of common shares outstanding - Diluted	424,080,596	382,809,688

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(Audited)

	For the Year	For the Year
	Ended	Ended
	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES:
Net income/(loss)	$7,804,125	$4,747,297
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(282,264)	(209,807)
Depreciation	228,117	161,223
Imputed interest	67,500	69,926
Loss (Gain) on Extinguishment of Debt	25,000	—
Derivative expense	634,741	3,370,329
Change in derivative liabilities	(12,438,755)	(13,900,712)
Amortization of debt discount	1,412,548	2,583,712
Stock to be issued for services - related parties	390,000	942,400
Stock to be issued for services	280,300	301,510
Changes in operating assets and liabilities:
Prepaid expense	12,767	(11,447)
Inventory	23,534	(13,246)
Right-of-use asset	354,551	—
Deposits	4,000	66,974
Accrued interest	512,222	397,471
Accounts payable and accrued expenses	546,431	162,796
Right-of-use liabilities	(349,694)	—

Net cash used in operating activities	(774,877)	(1,331,574)

INVESTING ACTIVITIES:
Purchase of property and equipment	(19,668)	(195,238)
Net cash used in investing activities	(19,668)	(195,238)

FINANCING ACTIVITIES:
Proceeds from KBI Preferred Shares	75,000	—
Proceeds from Common stock subscription	—	300,000
Proceeds from convertible debt	695,000	1,075,333
Payments on notes payable	—	(55,471)
Net cash provided by financing activities	770,000	1,319,862

NET INCREASE IN CASH	(24,545)	(206,950)

CASH BEGINNING BALANCE	111,512	318,462

CASH ENDING BALANCE	$86,967	$111,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	854,908	1,184,821
Adoption of lease standard ASC 842	638,593	—
Derivative liability on convertible note payable	692,969	1,154,629
Value of common shares issued for conversion of principal and interest	599,172	—
Value of common shares issued for conversion of convertible	233,579	—
notes payable issued from stock payable
Value of common shares issued for acquisition of fixed assets	—	1,417,200
Value of common shares issued as payment of debt and interest	—	291,483
Value of common shares issued as payment of interest	—	—
Capitalization of interest pursuant to amended agreement	505,955	—

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the years ended December 31, 2019 and 2018

(Audited)

						Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity

					Subscription Payable
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2017	50,000	$ 50	138,993,087	$138,993	$ 152,796	$ 12,811,671	$ (44,672,209)	$ (833,710)	$ (32,402,409)

Imputed interest	-	-	-	-	-	69,926	-	-	69,926

Common stock issued pursuant to director compensation policy	-	-	6,200,000	6,200	-	936,200	-	-	942,400

Common stock issued for services	-	-	2,200,000	2,200	65,000	234,310	-	-	301,510

Common stock issued for cash	-	-	3,000,000	3,000	-	297,000	-	-	300,000

Common stock to be issued for acquisition of fixed assets	-	-	12,000,000	12,000	-	1,405,200	-	-	1,417,200

Common stock issued for debt conversion and interest	-	-	3,419,041	3,419	179,413	161,009	-	-	343,841

Reclassification of derivative liability related to convertible notes	-	-	-	-	-	1,184,821	-	-	1,184,821

Net loss	-	-	-	-	-	-	4,747,297	(209,807)	4,537,490

Balance, December 31, 2018	50,000	$ 50	165,812,128	$165,812	$ 397,209	$ 17,100,137	$ (39,924,912)	$ (1,043,517)	$ (23,305,221)

Imputed interest	-	-	-	-	-	67,500	-	-	67,500

Loss on debt extinguishment	-	-	-	-	-	25,000	-	-	25,000

Common stock issued for services	-	-	4,600,000	4,600	-	275,700	-	-	280,300

Common stock issued for services - related parties	-	-	6,000,000	6,000	-	384,000	-	-	390,000

Common stock issued for debt conversion and interest	-	-	7,785,952	7,786	(233,579)	225,793	-	-	-

Common stock issued for notes conversion and interest	50,000	50	3,305,732	3,306	-	595,816	-	-	599,172

Cash from KBI Preferred Shares	-	-	-	-	-	75,000	-	-	75,000

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	854,908	-	-	854,908

Net loss	-	-	-	-	-	-	7,804,125	(282,264)	7,521,861

Balance, December 31, 2019	100,000	$ 100	187,503,812	$187,504	$ 163,630	$ 19,603,854	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

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

 The Company has four subsidiaries: Alternative Fuels Americas, Inc, a Florida corporation, which is wholly-owned, Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned, 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which holds ownership of the Company’s 26 acre property in Lebanon, Oregon on which it plans to develop a legal cannabis cultivation and manufacturing facility, and Kaya Brand International, Inc. (KBI) a Florida Corporation which the Company owns 85% of which was formed on October 14, 2019 to expand the business overseas which the Company .

MJAI develops and operates the Company’s legal cannabis retail operations in Oregon through controlling ownership interests in five Oregon limited liability companies: MJAI Oregon 1 LLC, MJAI Oregon 2 LLC (inactive), MJAI Oregon 3 LLC (inactive) , MJAI Oregon 4 LLC (inactive) and MJAI Oregon 5 LLC.

MJAI Oregon 1 LLC is the entity that holds the licenses for the Company’s retail store operations and pending OLCC Production and Processing license transfer applications for the 260 Grimes Street property in Eugene, Oregon. MJAI Oregon 5 LLC maintains the Company’s pending OLCC Producer Application for the Company’s 26 acre farm property in Lebanon Oregon

Nature of the Business

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

On August 18, 2018, the Company had concluded the purchase of the Eugene, Oregon based Sunstone Farms manufacturing facility, which is licensed by the OLCC for both the production of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing and indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted. The Company is presently seeking transfer of the Facility’s OLCC Marijuana Production and Processing Licenses from the Facility’s Prior Licensee, Sunstone Farms to MJAI Oregon 1, LLC which the OLCC has not yet approved. Pending the transfer or issuance of a new License to the Company’s Operating subsidiary, or the purchase of another existing OLCC License and its transfer for use at the Facility the Company has conducted only limited operations of the Facility pending resolution of the Licensing. For more information please see Part I, Item 3. Legal Proceedings of the 10-K.

In February, 2020 the Company renewed the OLCC Marijuana Retailer Licenses #1, 2 and 4 listed above and did not renew OLCC Marijuana Retailer License #3 and ceased operations at that location. Additionally, the Company is in the process of seeking to transfer OLCC License #4 to either its 12,000 square foot property in Eugene, Oregon to facilitate a delivery hub for Eugene, Oregon or other such location to make effective use of MJAI Retailer License #4.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of December 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $7,804,125 for the twelve months ended December 31, 2019 and a net income of $4,747,297 for the twelve months ended December 31, 2018. The increase in net income is due to the changes in derivative liabilities, the decrease in amortization of debt discount and derivative liabilities expense, as wells as the company continues to have operating losses. At December 31, 2019 the Company has a working capital deficiency of $9,844,132 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Wholly-owned subsidiaries:

·	Alternative Fuels Americas, Inc. (a Florida corporation)

·	34225 Kowitz Road, LLC (an Oregon LLC)

Majority-owned subsidiaries:

Kaya Brands International, Inc. (a Florida Corporation)

·	Marijuana Holdings Americas, Inc. (a Florida corporation)

o	MJAI Oregon 1 LLC

o	MJAI Oregon 2 LLC (inactive)

o	MJAI Oregon 3 LLC (inactive)

o	MJAI Oregon 4 LLC (inactive)

o	MJAI Oregon 5 LLC

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of December 31, 2019 Kaya owns 65% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2019 is $108,008 and $131,542 as of December 31, 2018. No allowance as necessary as of December 31, 2019 and December 31, 2018.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$86,967	$—	$-
Total assets	86,967	—	-
Liabilities
Convertible debentures, net of discounts of $471,685	—	—	6,281,584
Short term debt, net of discounts of $-0-	—	—	-
Derivative liability	—	—	7,817,081
Total liabilities	—	—	14,098,665
	$86,967	$—	$(14,098,665)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$111,512	$—	$-
Total assets	111,512	—	-
Liabilities
Convertible debentures, net of discounts of $1,191,263	—	—	4,677,851
Short term debt, net of discounts of $-0-	—	259,312	-
Derivative liability	—	—	19,783,034
Total liabilities	—	259,312	24,460,885
	$111,512	$(259,312)	$(24,460,885)

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

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvement to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU supersedes ASC 505-50, Equity-Based Payment to Non-Employment and expends the scope of the Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach. The Company adopted the new guidance effective January 1, 2019, with an immaterial impact on its financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718)”: Improvements to Nonemployee Share-Based Payment Accounting. This ASU was issued to expend the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and were measured at the earlier of the commitment date of the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. ASU 2018-07 was effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-07 effective on October 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2019.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718)”: Improvements to Nonemployee Share-Based Payment Accounting. This ASU was issued to expend the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and were measured at the earlier of the commitment date of the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. ASU 2018-07 was effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-07 effective on October 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(Audited)	(Audited)
ATM Machine	$11,000	$11,000
Computer	22,736	22,736
Furniture & Fixtures	49,408	49,408
HVAC	41,768	25,000
Land	697,420	697,420
Leasehold Improvements	333,529	333,529
Machinery and Equipment	408,133	405,233
Sign	43,594	43,594
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,704,691	2,685,023
Less: Accumulated Depreciation	(564,360)	(336,243)
Property, Plant and Equipment - net	$2,140,331	$2,348,780

Depreciation expense totaled of $228,117 and $161,223 for the twelve months ended December 31, 2019 and 2018, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019 (Audited)	December 31, 2018 (Audited)
Rent Deposits	$22,032	$22,032
Security Deposits	5,491	9,491
Non-Current Assets	$27,523	$31,523

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.045 per share to $0.0548 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes were $7,817,081 at December 31, 2019 and $19,783,034 at December 31, 2018.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			12.31.19	12.31.18
A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-21	76,288	65,700
C	Convertible		X	8.0%	1-Jan-21	38,144	32,850
D	Convertible		X	8.0%	1-Jan-21	242,737	209,047
O	Convertible		X	8.0%	1-Jan-21	126,760	109,167
P	Convertible		X	8.0%	1-Jan-21	61,271	52,767
Q	Convertible		X	8.0%	1-Jan-21	60,439	52,050
S	Convertible		X	8.0%	1-Jan-21	58,523	50,400
T	Convertible		X	8.0%	1-Jan-21	290,402	250,000
X	Convertible	X		8.0%	1-Jan-19	-	66,800
BB	Convertible	X		10.0%	1-Jan-20	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-20	100,000	100,000
EE	Convertible		X	0.0%	31-Dec-21	-	500,000
KK	Convertible		X	8.0%	1-Jan-21	174,074	150,000
LL	Convertible		X	8.0%	1-Jan-21	694,164	600,000
MM	Convertible		X	8.0%	1-Jan-21	115,500	100,000
NN	Convertible		X	8.0%	1-Jan-21	576,470	500,000
OO	Convertible		X	8.0%	1-Jan-21	574,915	500,000
PP	Convertible		X	8.0%	1-Jan-21	566,137	500,000
QQ	Convertible		X	8.0%	1-Jan-21	167,508	150,000
RR	Convertible		X	8.0%	1-Jan-21	500,000	500,000
SS	Convertible		X	8.0%	1-Jan-21	150,000	150,000
TT	Convertible		X	8.0%	1-Jan-21	300,000	300,000
UU	Convertible		X	8.0%	1-Jan-21	150,000	150,000
VV	Convertible	X		5.0%	31-Jan-20	104,937	100,333
XX	Convertible		X	8.0%	1-Jan-21	100,000	100,000
YY	Convertible		X	8.0%	1-Jan-21	155,000	155,000
ZZ	Convertible		X	8.0%	1-Jan-21	150,000	150,000
AAA	Convertible		X	8.0%	1-Jan-21	95,000	95,000
BBB	Convertible		X	8.0%	1-Jan-21	80,000	80,000
CCC	Convertible	X		8.0%	1-Jan-20	25,000	25,000
DDD	Convertible		X	8.0%	1-Jan-21	70,000	-
EEE	Convertible		X	8.0%	1-Jan-21	150,000	-
FFF	Convertible		X	8.0%	1-Jan-21	15,000	-
GGG	Convertible		X	8.0%	1-Jan-21	75,000	-
HHH	Convertible		X	8.0%	1-Jan-21	35,000	-
III	Convertible		X	8.0%	1-Jan-21	25,000	-
JJJ	Convertible		X	8.0%	1-Jan-21	50,000	-
KKK	Convertible		X	8.0%	1-Jan-21	20,000	-
LLL	Convertible		X	8.0%	1-Jan-21	75,000	-
MMM	Convertible		X	8.0%	1-Jan-21	50,000	-
OOO	Convertible		X	8.0%	1-Jan-21	10,000	-
PPP	Convertible		X	8.0%	1-Jan-21	95,000	-
QQQ	Convertible		X	8.0%	1-Jan-21	25,000	-
Total Convertible Debt						6,503,269	5,869,114
Convertible Debt, Net of Discounts						$ 6,031,584	$ 4,677,851
Convertible Debt, Net of Discounts, Current						$ 303,710	$ 2,894,294
Convertible Debt, Net of Discounts, Long-term						$ 5,977,874	$ 1,783,557

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.18% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.065 per share to $0.45 per share and a conversion price ranging from $0.05 per share to $0.41 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $51,126.

 A recap of the balance of outstanding convertible debt at December 31, 2019 is as follows:

Principal balance	$25,000
Accrued interest	26,216
Balance maturing for the period ending:
December 31, 2019	$51,126

The Company valued the derivative liabilities at December 31, 2019 at $24,625. The Company recognized a change in the fair value of derivative liabilities for the twelve months ended December 31, 2019 of $2,762 which were charged (credited) to operations.  In determining the indicated values at December 31, 2019, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.0548, and conversion prices of $0.40 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.055 per share to $0.14 per share and a conversion price ranging from $0.03 per share to $0.04 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $385,743. The derivative liability associated with this note as of December 31, 2019 were $427,526. During 2019, interest of $49,572 was capitalized.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.055 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $136,901. The derivative liability associated with this note as of December 31, 2019 were $151,730. During 2019, interest of $17,593 was capitalized.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.055 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $66,173. The derivative liability associated with this note as of December 31, 2019 were $73,340. During 2019, interest of $8,504 was capitalized.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.41% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.065 per share to $0.27 per share a conversion price of $0.03 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $65,274. The derivative liability associated with this note as of December 31, 2019 were $72,345. During 2019, interest of $8,389 was capitalized.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.055 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $63,205. The derivative liability associated with this note as of December 31, 2019 were $70,051. During 2019, interest of $8,123 was capitalized.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.08% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.055 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $313,634. The derivative liability associated with this note as of December 31, 2019 were $347,607. During 2019, interest of $40,402 was capitalized.

(X)

On November 18, 2016 the Company received $60,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.055 per share to $0.27 per share and a conversion price of $0.04 per share. The note balance and accrued interest of $84,172 was converted to 2,805,733 shares of common stock. Derivative liabilities of $98,533 associated to this note as of July 1, 2019 was reclassified to APIC. No gain or loss on conversion was recorded as conversion was made within the terms of agreement.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $55,003. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The derivative liabilities of $5,853 associated to this note was reclassified to APIC. The derivative liability associated with this note as of December 31, 2019 were $53,919. On January 1, 2019, due date of this note has extended until January 1, 2020. The Lender and the Company are in discussions to extend the maturity dates. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.03 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $110,006. The accrued interest of $10,000 was converted to 333,333 shares of common stock on September 15, 2019. The Derivative liabilities of $11,706 associated to this note was reclassified to APIC. The derivative liability associated with this note as of December 31, 2019 were $107,838. On January 1, 2019, due date of this note has extended until January 1, 2020. The Lender and the Company are in discussions to extend the maturity dates. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(EE)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014 the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt were converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. As of December 31, 2019, the debt discount was amortized in full.

On January 1, 2018 the holder of the note extended the due date until December 31, 2021.

As of December 31, 2019, the balance of the debt was $250,000 which is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 9% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet. The convertible note balance of $500,00 was converted to 50,000 shares of Preferred Stock. Derivative liabilities of $738,816 associated to this note as of October 14, 2019 was reclassified to APIC.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.055 per share to $0.27 per share and a conversion price of $0.03 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $188,000. The derivative liability associated with this note as of December 31, 2019 were $208,364. During 2019, interest of $24,704 was capitalized.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.85% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.055 per share to $0.31 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $749,697. The derivative liability associated with this note as of December 31, 2019 were $830,904. During 2019, interest of $94,164 was capitalized.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.055 per share to $0.31 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $124,690. The derivative liability associated with this note as of December 31, 2019 were $138,196. During 2019, interest of $15,500 was capitalized.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.055 per share to $0.31 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $622,588. The derivative liability associated with this note as of December 31, 2019 were $690,026. During 2019, interest of $76,470 was capitalized.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to154.71%, trading prices ranging from $0.055 per share to $0.30 per share. The balance of the convertible note at December 31, 2019 including accrued interest and net of the discount amounted to $620,908. The derivative liability associated with this note as of December 31, 2019 were $688,164. During 2019, interest of $74,915 was capitalized.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.59%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.055 per share to $0.27 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $611,428, net of the discount of $2,586. The derivative liability associated with this note as of December 31, 2019 were $677,657. During 2019, interest of $66,137 was capitalized.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.87% to 2.63%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.055 per share to $0.27 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $180,909, net of the discount of $931. The derivative liability associated with this note as of December 31, 2019 were $200,504. During 2019, interest of $17,508 was capitalized.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.055 per share to $0.27 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $586,804, net of the discount of $3,793. The derivative liability associated with this note as of December 31, 2019 were $650,366.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 131.81%, trading prices ranging from $0.0569 per share to $0.27 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $174,374, net of the discount of $1,190. The derivative liability associated with this note as of December 31, 2019 were $193,262.

(TT)

On February 5, 2018, the Company received $300,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $.055 per share to $0.49 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $345,633, net of the discount of $2,357. The derivative liability associated with this note as of December 31, 2019 were $383,072.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.055 per share to $0.14 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $171,304, net of the discount of $1,088. The derivative liability associated with this note as of December 31, 2019 were $189,859.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. Note is Due in January of 2020. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.49% to 2.59%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.055 per share to $0.14 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $113,332, net of the discount of $1,227. The derivative liability associated with this note as of December 31, 2019 were $94,134. During 2019, interest of $4,604 was capitalized.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.63%, volatility from 84.63% to 127.07%, trading prices ranging from $0.055 per share to $0.16 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $112,734, net of the discount of $871. The derivative liability associated with this note as of December 31, 2019 were $124,945.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.81%, volatility from 84.63% to 126.88%, trading prices ranging from $0.055 per share to $0.13 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $173,039, net of the discount of $1,672. The derivative liability associated with this note as of December 31, 2019 were $191,782.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.055 per share to $0.13 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $166,603, net of the discount of $1,575. The derivative liability associated with this note as of December 31, 2019 were $184,649.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.83%, volatility from 84.63% to 126.38%, trading price at $0.055 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $104,641, net of the discount of $947. The derivative liability associated with this note as of December 31, 2019 were $115,976.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2019, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.81%, volatility from 84.63% to 118.96%, trading price at $0.055 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $87,066, net of the discount of $1,013. The derivative liability associated with this note as of December 31, 2019 were $96,497.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.05 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $0.05 per share to $0.03 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.60% to 2.63%, volatility from 84.63% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $27,055. The derivative liability associated with this note as of December 31, 2019 were $22,472.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.59%, volatility from 84.63% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $75,262, net of the discount of $36,479. The derivative liability associated with this note as of December 31, 2019 were $83,415.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.48%, volatility from 84.63% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $160,619, net of the discount of $80,435. The derivative liability associated with this note as of December 31, 2019 were $178,017.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.40%, volatility from 82.70% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $15,940, net of the discount of $8,499. The derivative liability associated with this note as of December 31, 2019 were $17,667.

(GGG)

On April 6, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.40%, volatility from 82.70% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $79,422, net of the discount of $43,514. The derivative liability associated with this note as of December 31, 2019 were $88,025.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.40%, volatility from 82.70% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $36,941, net of the discount of $20,831. The derivative liability associated with this note as of December 31, 2019 were $40,942.

(III)

On May 6, 2019 the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.40%, volatility from 82.70% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $26,310, net of the discount of $15,223. The derivative liability associated with this note as of December 31, 2019 were $29,159.

(JJJ)

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.40%, volatility from 82.70% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $52,455, net of the discount of $31,218. The derivative liability associated with this note as of December 31, 2019 were $58,137.

(KKK)

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 2.40%, volatility from 82.70% to 107.76%, trading price of ranging from $0.055 to $0.11 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $20,916, net of the discount of $12,813. The derivative liability associated with this note as of December 31, 2019 were $23,182.

(LLL)

On July 2, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 1.75%, volatility from 105.36% to 107.76%, trading price of ranging from $0.055 to $0.067 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $77,992, net of the discount of $50,273. The derivative liability associated with this note as of December 31, 2019 were $86,440.

(MMM)

On August 30, 2019 the Company received $50,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.59% to 1.75%, volatility from 105.36% to 107.76%, trading price of ranging from $0.055 to $0.064 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $51,348, net of the discount of $37,551. The derivative liability associated with this note as of December 31, 2019 were $56,910.

(OOO)

On November 4, 2019, the Company received $10,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.56% to 1.59%, volatility from 107.76% to 107.76%, trading price of ranging from $0.055 to $0.056 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $10,125, net of the discount of $8,656. The derivative liability associated with this note as of December 31, 2019 were $11,222.

(PPP)

On November 14, 2019 the Company received $95,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.55% to 1.59%, volatility from 107.76% to 107.76%, trading price of ranging from $0.051 to $0.055 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $95,979, net of the discount of $82,440. The derivative liability associated with this note as of December 31, 2019 were $106,375.

(QQQ)

On December 19, 2019, the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 1.52% to 1.59%, volatility from 107.76% to 107.76%, trading price of ranging from $0.055 to $0.060 per share. The balance of the convertible note at December 31, 2019 including accrued interest amounted to $25,066, net of the discount of $24,208. The derivative liability associated with this note as of December 31, 2019 were $27,780.

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non Related Party

	December 31, 2019	December 31, 2018
Note 3	-0-	-0-
Note 4	-0-	-0-
Note 5	9,312	9,312
Note 6	-0-	-0-
Total Non-Convertible Debt	9,312	9,312

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

(4) On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018

(5) On September 16, 2016 the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of December 31, 2019 with an outstanding balance of $9,312.

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

(1)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the year ended December 31, 2019 was $201,092. On January 1, 2019 the holder of the note extended the due date until December 31, 2021.

As of December 31, 2019, the balance of the debt was $250,000 which is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

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

Each share of Series C has 434 votes on any matters submitted to a vote of the stockholders of the Company and is entitled to dividends equal to the dividends of 434 shares of common stock. Each share of Series C preferred stock is convertible at any time at the option of the holder into 434 shares of common stock.

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

On October 11, 2019, Kaya Brands International, Inc. issued 5 shares of preferred stock for cash received of $75,000. As of December 31, 2019 all shares were issued.

On October 16, 2019, total of 3,305,732 shares of common stock of Kaya Holdings Inc. in satisfaction of 3 promissory notes dated on September 21, 2015 in amount of $5,000, September 21, 2015 in amount of $10,000, November 15, 2016 in amount of $84,172. Total of 50,000 shares of preferred stock had been issued in satisfaction 2 promissory notes for a total of $500,000.

On October 16, 2019, total of 6,000,000 shares of common stock of Kaya Holding Inc. had been issued for related parties service performed. The shares were valued at $390,000. Total of 4,600,000 shares of common stock has been issued for service performed by employees. The shares were valued at $280,300.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.045 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2018	$19,783,034
Initial	1,327,710
Change in Derivative Values	(12,438,755)
Conversion of debt-reclass to APIC	(854,908)
Balance as of December 31, 2019	$7,817,081

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $692,969 and $1,154,629 for the new notes issued for the years ended December 31, 2019 and 2018, respectively. The Company recorded derivative liability expense of $634,741 and $3,370,329 for the years ended December 31, 2019 and 2018, respectively. The Company recorded total initial derivatives of $1,327,710 and $4,524,958 for the years ended December 31, 2019 and 2018, respectively.

The Company recorded a change in the value of embedded derivative liabilities income of $12,438,755 and $13,900,712 for the years ended December 31, 2019 and 2018, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $471,685 as of December 31, 2019 and $1,191,263 as of December 31, 2018.

The Company recorded the amortization of debt discount of $1,412,548 and $2,583,712 for the years ended December 31, 2019 and 2018, respectively.

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

At December 2017, the company was indebted to Craig Frank, Chairman, CEO and Acting CFO for KAYS, in the amount of $7,737 for travel and miscellaneous expenses incurred by Mr. Frank from travel and related activities in Oregon.

In each of 2018 and 2019, the Company issued stock grants to Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock for their service as board members. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

In 2018 and 2019, the Company issued stock grants to Craig Frank for 3,000,00 shares of KAYS stock each year, pursuant to his employment agreement via board resolution. Jordi Arimany and Carrie Schwarz for 100,000 shares of KAYS stock. The stock was issued from Treasury as restricted stock and carries a one year restriction before it can be registered for resale pursuant to Rule 144.

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

On October 14, 2019 the shareholder submitted a conversion notice and the $500,000 in convertible debt was converted into 50,000 Series C Preferred shares of KAYS stock. The stock was issued from Treasury as restricted stock and carries a minimum of one year restriction before it can be registered for resale pursuant to Rule 144.

In 2019, the Company issued a stock grant to Bruce Burwick for 100,000 shares of KAYS stock for his service as a board member. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

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

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of December 31, 2019, the note was paid in full.

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of December 31, 2019, the note was paid in full.

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2018	11,065,540	0.0316297	3.8
Granted	-0-	-0-	-0-
Exercised	-0-	-	-
Expired	-0-	-	-
Balance as of December 31, 2019	11,065,540	0.0316297	3.55

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

The Company has right-of-use assets of $284,042 and operating lease liabilities of $288,899 as of December 31, 2019. Operating lease expense for the twelve months ended December 31, 2019 and 2018 were $218,498 and $310,193, respectively.

Maturity of Lease Liabilities at December 31, 2019	Amount
2020	186,005
2021	101,675
2022	27,300
Later years	—
Total lease payments	314,980
Less: Imputed interest	(26,081)
Present value of lease liabilities	$288,899

Legal Matters

From time to time KAYS be party to various legal proceedings in the ordinary course of business. Pleases see paragraphs below for results of legal proceedings during 2019 and 2020; there are no currently pending proceedings:

A. On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya Farms™ Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

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

On August 16th, 2019 the Land Use Board of Appeals issued an order granting attorney’s fees and costs in the amount of $25,158 be paid to KAYS and the funds were received in September, 2019.

B. On December 13, 2019 Siegelaub, Rosenberg, P.A. filed a suit against the Company in Broward County Court seeking payment of $6,000 together with costs,prejudgment interest and attorney’s fees for an unpaid invoice for work that it alleged was performed in preparation of the Company’s 2018 10-K (the “Siegelaub Claim”)

On March 28, 2020 the Company filed a response to the Siegelaub Claim which included a Counterclaim for Breach of Contract for the Plaintiff’s failure and refusal to perform its obligations and is seeking damages in an amount exceeding $30,000.

On April 20, 2020 the Parties reached a settlement in the matter and resolved the final accounting invoice for a payment of $1,500.00 with each Party responsible for their attorney’s fees and executing mutual releases.

C. As previously reported in our periodic reports filed under the Securities Exchange Act of 1934, in the fourth quarter of 2018, KAYS concluded the purchase of theEugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the Oregon Liquor Control Commission (the “ OLCC ”) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase included a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted, as well as a substantial amount of manufactured extracts and related cannabis products. KAYS entered into a management agreement with the holder of existing OLCC licenses (“ Sunstone ”) to oversee operations at the facility pending transfer of the license to KAYS, which were aware would be an extended and cumbersome process.

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

In February and March of 2019, the OLCC issued Conditional Letters of authority so that the facility could continue operations pending the resolution of the Sunstone License renewals and processing of the requested license transfers to KAYS.

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

Sunstone’s attorney has filed a request for a hearing which we were initially advised by the OLCC could take over a year to occur and resolve due to the extensive number of licensing matters being processed. A hearing is currently set for August 4-5, 2020.

The Company notes that in a new and emerging regulatory environment for legal cannabis production and sale, licensing issues such as the present one periodically arise. In fact, as previously reported, the Company has encountered such issues in connection with its Portland, Oregon retail outlet and its planned Lebanon, Oregon grow and production operation, all of which were satisfactorily resolved in the Company’s favor. Accordingly, the Company is cooperating with Sunstone and the OLCC with respect to this matter and is optimistic that once the extensive record of paperwork submitted to and consultation with the OLCC has been reviewed, it will be able secure transfer of the OLCC licenses, either at the Administrative level via a settlement or hearing with the OLCC or subsequent litigation, or through the acquisition of another license and transfer to the Eugene, Oregon Warehouse location.

Note 15- Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income.

The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act increase the Company’s deferred tax asset related to the Company’s net operating loss by approximately $624,000 and increase the Company’s valuation allowance by approximately $624,000 resulting in no impact to the Company’s financials.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2019, and 2018 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2019 and 2018 are 21% and 21%, respectively.

 The Company has net operating loss carry forwards of approximately $9,724,969 at December 31, 2019 that expire beginning in 2026. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2019	Year Ending December 31, 2018
Deferred Tax Asset	2,042,243	1,520,544
Valuation Allowance	-2,042,243	-1,520,544
Net Deferred Tax Asset	$—	$—

Note 16- Subsequent Events

Effective January 1, 2020 KAYS and the Institutional Investor further agreed to amend the May 2017 Financing Agreement as follows: (a) extend the maturity date all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, from January 1, 2021 to January 1, 2024; (b) notwithstanding item “a” upon the Company receiving US$4,000,000.00 in new financing from sources other than the Holder, the Holder shall have the option to have the Company allocate 10% of any additional financing beyond this amount for purposes of early repayment of any Notes still held by the Holder; (c) notwithstanding item “a” provide for an “Acceleration Provision” in the event of a change in the event that Craig Frank is no longer the CEO of the Company, and/or W. David Jones is no longer retained to provide Business Consulting Services to the Company through BMN Consultants (either through resignation, termination or through determination by the Board of Directors that the respective party is medically incapable of conducting their duties), then the Holder of this Note is entitled to enact the Acceleration Provision by notifying the Company’s Board of Directors or Corporate Counsel which provides for the Maturity Date to be accelerated from January 1, 2024 to ninety (90) days from receipt of said notice; (d) the limitation on conversion of shares by the Holder to an amount less than 4.99% of the total issued and outstanding stock of the Company is automatically deemed waived with respect to a conversion of the Notes in connection with the occurrence of any of the corporate events described in Section 8(h) of the Notes; (e) the corporate events listed in Section 8(h) are also deemed to include a buyback/repurchase of the Company’s Shares by the Company, taking the Company “private”, a tender offer for the Company’s shares by another entity or individual(s) or other such action; and (f) the Conversion Price of the Notes will be adjusted if the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Conversion Notice is less than $0.05 per share, the Conversion Price for the shares shall be adjusted to the lesser of: sixty percent (60%) of the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Election Notice reflecting such election, but in any event not less than $.01 per share, OR $.03 per share, and in any event not to exceed such $.03 per share amount.

On January 10, 2020 the Institutional Investor purchased an additional $75,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03 subject to the adjustments as provided above.

Effective January 1, 2020 KAYS and the High Net Worth Investor further agreed to amend the January 2018 Financing Agreement as follows: (a) extend the maturity date all then outstanding Company promissory notes held by the High Net Worth Investor Institutional Investor to January 1, 2021 (b) the limitation on conversion of shares by the Holder to an amount less than 4.99% of the total issued and outstanding stock of the Company is automatically deemed waived with respect to a conversion of the Notes in connection with the occurrence of any of the corporate events described in Section 8(h) of the Notes; (c) the corporate events listed in Section 8(h) are also deemed to include a buyback/repurchase of the Company’s Shares by the Company, taking the Company “private”, a tender offer for the Company’s shares by another entity or individual(s) or other such action; and (d) the Conversion Price of the Notes will be adjusted if the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Conversion Notice is less than $0.05 per share, the Conversion Price for the shares shall be adjusted to the lesser of: sixty percent (60%) of the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Election Notice reflecting such election, but in any event not less than $.01 per share, OR $.03 per share, and in any event not to exceed such $.03 per share amount.

On January 8, 2020 the High Net Worth Investor purchased an additional $15,000 in principal amount of January 2018 Notes from the Company under the January 2018 Financing Agreement, as amended to date, of which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03 subject to the adjustments as provided above.

On February 7, 2020 KAYS sold a private placement via subscription agreement to an accredited investor for $15,000. The private placement consisted of 250,000 shares of the Company’s common stock (“KAYS Shares”); 250,000 one-year Class A warrants (the “Class A Warrants”), each entitling the holder to purchase one additional KAYS Share, at an exercise price of $0.12 per KAYS Share; 250,000 two-year Class B warrants (the “Class B Warrants,” and together with the Class A Warrants, collectively, the “Warrants”), each entitling the holder to purchase one additional KAYS Share, at an exercise price of $0.18 per KAYS Share; and 250,000 shares of common stock of Kaya Brands International, Inc. (the “KBI Shares”). Kaya Brands International, Inc. is a newly-incorporated subsidiary of KAYS through which the Company intends to undertake its expansion into foreign operations.

On February 18, 2020 Greekkannabis PC (“GKC”) and KAYS/KBI entered into an agreement to extend the date of the option for KAYS/KBI to acquire a 50% ownership interest in GKC until June 1, 2020 as the first stage of the licensing had not yet been approved by the Greek Government and the Parties due diligence process had not yet been completed.

On April 22, 2020 KAYS/KBI received confirmation from their Greek Counsel that the Greek Government had awarded the crucial Installation License for the Kaya Kannabis project to build a 470,000 square foot Medical Cannabis Production Complex on land outside of Athens in Thebes, Greece. For more information on the project please see the information elsewhere in this report.

