Form 10-Q
period 2020-03-31
Kaya Holdings, Inc.
filed 2020-06-29
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

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

As of June 26, 2020, the Issuer had 187,503,812 shares of its common stock outstanding.

EXPLANATORY NOTE

The Securities and Exchange Commission (the “SEC”) issued an order on March 4, 2020, as amended on March 25, 2020, which provided conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (COVID-19) outbreak (the “SEC Order”). The current outbreak of COVID-19 has posed a significant impact on Kaya Holdings, Inc. to file on a timely basis this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) by the original due date of May 14, 2020, and therefore elected to rely on the conditional filing relief provided under the SEC Order.

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

Available Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System, known as EDGAR, through the SEC’s website (www.sec.gov).

Part I,

Item 1 Condensed Consolidated Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

ASSETS
	(Unaudited)	(Audited)
	March 31, 2020	December 31, 2019
CURRENT ASSETS:
Cash and equivalents	$68,864	$86,967
Inventory-net of allowance	80,231	108,008
Prepaid expenses	5,381	7,774
Total current assets	154,476	202,749

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	502,892	284,042
Property and equipment, net	2,084,656	2,140,331
Deposits	27,523	27,523
Total other assets	2,615,071	2,451,896

Total assets	$2,769,547	$2,654,645

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$725,493	$698,452
Accounts payable and accrued expense-related parties	507,733	417,733
Accrued interest	180,411	633,064
Right-of-use liabiliy - operating lease	152,282	167,529
Convertible notes payable-net of discount	378,851	303,710
Notes payable	9,312	9,312
Derivative liabilities	8,010,738	7,817,081
Total current liabilities	9,964,820	10,046,881

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	250,000	250,000
Convertible notes payable-net of discount	6,375,987	5,727,874
Right-of-use liabiliy - operating lease	362,098	121,370
Total long term liabilities	6,988,085	6,099,244

Total liabilities	16,952,905	16,146,125

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
100,000 and 100,000 issued and outstanding at March 31, 2020 and December 31, 2019	100	100
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
187,503,812 shares issued as of March 31, 2020 and
187,503,812 shares issued as of December 31, 2019	187,504	187,504
Subscriptions payable	163,880	163,630
Additional paid in capital	19,621,729	19,603,854
Accumulated deficit	(32,778,554)	(32,120,787)
Non-controlling interest	(1,378,017)	(1,325,781)
Net stockholders' deficit	(14,183,358)	(13,491,480)

Total liabilities and stockholders' deficit	$2,769,547	$2,654,645

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2020	March 31, 2019

Net sales	$235,311	$263,758

Cost of sales	48,887	145,512

Gross profit	186,424	118,246

Operating expenses:
Professional fees	175,306	45,850
Salaries and wages	141,680	146,455
General and administrative	199,558	243,023
Total operating expenses	516,544	435,328

Operating loss	(330,120)	(317,082)

Other income(expense):
Interest expense	(137,450)	(126,202)
Amortization of debt discount	(138,776)	(347,609)
Derivative liabilities expense	(28,887)	(446,894)
Gain (loss) on extinguishment of debt	—	(25,000)
Change in derivative liabilities expense	(74,770)	5,404,936
Other income (expense)	—	224
Total other income (expense)	(379,883)	4,459,455

Net income	(710,003)	4,142,373

Net loss attributed to non-controlling interest	52,236	107,159

Net income (loss) attributed to Kaya Holdings, Inc.	(657,767)	4,249,532

Basic net income (loss) per common share	$(0.00)	$0.01

Weighted average number of common shares outstanding - Basic	187,503,812	289,259,652

Diluted net income per common share	$(0.00)	$0.01

Weighted average number of common shares outstanding - Diluted	187,503,812	533,492,403

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the three months ended March 31, 2020 (unaudited) and December 31, 2019

						Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity

					Subscription Payable
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2018	50,000	$ 50	165,812,128	$165,812	$ 397,209	$17,100,137	$ (39,924,912)	$ (1,043,517)	$ (23,305,221)

Imputed interest	-	-	-	-	-	67,500	-	-	67,500

Loss on debt extinguishment	-	-	-	-	-	25,000	-	-	25,000

Common stock issued for services	-	-	4,600,000	4,600	-	275,700	-	-	280,300

Common stock issued for services - related parties	-	-	6,000,000	6,000	-	384,000	-	-	390,000

Common stock issued for debt conversion and interest	-	-	7,785,952	7,786	(233,579)	225,793	-	-	-

Common stock issued for notes conversion and interest	50,000	50	3,305,732	3,306	-	595,816	-	-	599,172

Cash for KBI Preferred Shares	-	-	-	-	-	75,000	-	-	75,000

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	854,908	-	-	854,908

Net loss	-	-	-	-	-	-	7,804,125	(282,264)	7,521,861

Balance, December 31, 2019	100,000	$ 100	187,503,812	$187,504	$ 163,630	$19,603,854	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Balance, December 31, 2019	100,000	$ 100	187,503,812	$187,504	$ 163,630	$19,603,854	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Imputed interest	-	-	-	-	-	5,625	-	-	5,625

Common stock issued for Cash	-	-	-	-	250	7,715	-	-	7,965

Warrant grant for Cash	-	-	-	-	-	4,535	-	-	4,535

Net loss	-	-	-	-	-	-	(657,767)	(52,236)	(710,003)

Balance, March 31, 2020 (unaudited)	100,000	$ 100	187,503,812	$187,504	$ 163,880	$19,621,729	$ (32,778,554)	$ (1,378,017)	$ (14,183,358)

The accompanying notes are an integral part of these consolidated financial staements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES:
Net income/(loss)	$(657,767)	$4,249,532
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(52,236)	(107,159)
Depreciation	55,675	57,680
Imputed interest	5,625	16,875
Loss (Gain) on Extinguishment of Debt	—	25,000
Derivative expense	28,887	446,894
Change in derivative liabilities	74,770	(5,404,936)
Amortization of debt discount	138,776	347,609
Changes in operating assets and liabilities:
Prepaid expense	2,393	7,489
Inventory	27,777	12,860
Right-of-use asset	(218,850)	62,561
Accrued interest	131,825	109,327
Accounts payable and accrued expenses	27,041	25,811
Accounts payable and accrued expenses - Related Parties	90,000	—
Right-of-use liabilities	225,482	(62,561)

Net cash used in operating activities	(120,603)	(213,018)

INVESTING ACTIVITIES:

Net cash used in investing activities	—	(19,668)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	12,500	—
Proceeds from convertible debt	90,000	235,000

Net cash provided by financing activities	102,500	235,000

NET INCREASE (DECREASE) IN CASH	(18,103)	2,314

CASH BEGINNING BALANCE	86,967	111,512

CASH ENDING BALANCE	$68,864	$113,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Adoption of lease standard ASC 842	—	610,920
Derivative liability on convertible note payable	90,000	235,000
Value of common shares issued for conversion of convertible	—	233,579
Capitalization of interest pursuant to amended agreement	584,478	—

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

Reclassification

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of March 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $657,767 for the three months ended March 31, 2020 and a net income of $4,249,532 for the three months ended March 31, 2019. The decrease in net income is due to the changes in derivative liabilities, the decrease in amortization of debt discount and derivative liabilities expense, as wells as the company continues to have operating losses. At March 31, 2020 the Company has a working capital deficiency of $9,810,344 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

·	The sale of additional equity and debt securities
·	The sale of additional equity and debt securities
·	Alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan
·	Business transactions to assure continuation of the Company’s development and operations
·	Development of a unified brand and the pursuit of licenses to operate recreational and medical marijuana facilities under the branded name

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

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of March 31, 2020 Kaya owns 65% of Marijuana Holdings Americas, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of March 31, 2020 is $80,231 and $108,008 as of December 31, 2019. No allowance as necessary as of March 31, 2020 and December 31, 2019.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$68,864	$—	$-
Total assets	68,864	—	-
Liabilities
Convertible debentures, net of discounts of $422,910	—	—	7,004,838
Short term debt, net of discounts of $-0-	—	—	-
Derivative liability	—	—	8,010,738
Total liabilities	—	—	15,015,576
	$68,864	$—	$(15,015,576)

	Fair Value Measurements at December 31, 2019

	Level 1	Level 2	Level 3
Assets
Cash	$86,967	$—	$-
Total assets	86,967	—	-
Liabilities
Convertible debentures, net of discounts of $471,685	—	—	6,281,584
Short term debt, net of discounts of $-0-	—	—	-
Derivative liability	—	—	7,817,081
Total liabilities	—	—	14,098,665
	$86,967	$—	$(14,098,665)

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

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation: Improvement to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU supersedes ASC 505-50, Equity-Based Payment to Non-Employment and expends the scope of the Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach. The Company adopted the new guidance effective January 1, 2019, with an immaterial impact on its financial statements and related disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2020.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ATM Machine	$11,000	$11,000
Computer	22,736	22,736
Furniture & Fixtures	49,408	49,408
HVAC	41,768	41,768
Land	697,420	697,420
Leasehold Improvements	333,529	333,529
Machinery and Equipment	408,133	408,133
Sign	43,594	43,594
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,704,691	2,704,691
Less: Accumulated Depreciation	(620,035)	(564,360)
Property, Plant and Equipment - net	$2,084,656	$2,140,331

Depreciation expense totaled of $55,6745and $57,680 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)	December 31, 2019 (Audited)
Rent Deposits	$22,032	$22,032
Security Deposits	5,491	5,491
Non-Current Assets	$27,523	$27,523

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.045 per share to $0.0548 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes were $8,010,738 at March 31, 2020 and $7,817,081 at December 31, 2019.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			3.31.20	12.31.19
A	Convertible	X		10.0%	1-Jan-17	25,000	25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	76,288
C	Convertible		X	8.0%	1-Jan-24	41,195	38,144
D	Convertible		X	8.0%	1-Jan-24	262,156	242,737
O	Convertible		X	8.0%	1-Jan-24	136,902	126,760
P	Convertible		X	8.0%	1-Jan-24	66,173	61,271
Q	Convertible		X	8.0%	1-Jan-24	65,274	60,439
S	Convertible		X	8.0%	1-Jan-24	63,205	58,523
T	Convertible		X	8.0%	1-Jan-24	313,634	290,402
BB	Convertible	X		10.0%	1-Jan-20	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-20	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	174,074
LL	Convertible		X	8.0%	1-Jan-24	749,697	694,164
MM	Convertible		X	8.0%	1-Jan-24	124,690	115,500
NN	Convertible		X	8.0%	1-Jan-24	622,588	576,470
OO	Convertible		X	8.0%	1-Jan-24	620,908	574,915
PP	Convertible		X	8.0%	1-Jan-24	611,428	566,137
QQ	Convertible		X	8.0%	1-Jan-24	180,909	167,508
RR	Convertible		X	8.0%	1-Jan-24	586,804	500,000
SS	Convertible		X	8.0%	1-Jan-24	174,374	150,000
TT	Convertible		X	8.0%	1-Jan-24	345,633	300,000
UU	Convertible		X	8.0%	1-Jan-24	171,304	150,000
VV	Convertible	X		8.0%	1-Jan-21	113,322	104,937
XX	Convertible		X	8.0%	1-Jan-24	112,734	100,000
YY	Convertible		X	8.0%	1-Jan-24	173,039	155,000
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	150,000
AAA	Convertible		X	8.0%	1-Jan-24	104,641	95,000
BBB	Convertible		X	8.0%	1-Jan-24	87,066	80,000
CCC	Convertible	X		8.0%	1-Jan-20	25,000	25,000
DDD	Convertible		X	8.0%	1-Jan-24	75,262	70,000
EEE	Convertible		X	8.0%	1-Jan-24	160,619	150,000
FFF	Convertible	X		8.0%	1-Jan-21	15,000	15,000
GGG	Convertible		X	8.0%	1-Jan-24	79,422	75,000
HHH	Convertible	X		8.0%	1-Jan-21	35,000	35,000
III	Convertible	X		8.0%	1-Jan-21	25,000	25,000
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	50,000
KKK	Convertible	X		8.0%	1-Jan-21	20,000	20,000
LLL	Convertible		X	8.0%	1-Jan-24	77,992	75,000
MMM	Convertible		X	8.0%	1-Jan-24	51,348	50,000
OOO	Convertible	X		8.0%	1-Jan-21	10,000	10,000
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,000
QQQ	Convertible	X		8.0%	1-Jan-21	25,000	25,000
RRR	Convertible	X		8.0%	1-Jan-21	15,000	-
SSS	Convertible		X	8.0%	1-Jan-24	75,000	-
Total Convertible Debt						7,177,747	6,503,269
Convertible Debt, Net of Discounts						$ 6,754,838	$ 6,031,584
Convertible Debt, Net of Discounts, Current						$ 378,851	$ 303,710
Convertible Debt, Net of Discounts, Long-term						$ 6,375,987	$ 5,727,874

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.18% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.028 per share to $0.45 per share and a conversion price ranging from $0.0224 per share to $0.41 per share. The balance of the convertible note at March 31, 2020 including accrued interest and net of the discount amounted to $51,838.

 A recap of the balance of outstanding convertible debt at March 31, 2020 is as follows:

Principal balance	$25,000
Accrued interest	26,838
Balance maturing for the period ending:
March 31, 2020	$51,838

The Company valued the derivative liabilities at March 31, 2020 at $25,778. The Company recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2020 of $1,154 which were charged (credited) to operations.  In determining the indicated values at March 31, 2020, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.028, and conversion prices of $0.40 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.028 per share to $0.14 per share and a conversion price ranging from $0.02 per share to $0.04 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $392,847. The derivative liability associated with this note as of March 31, 2020 were $444,011. During 2020, interest of $28,573 was capitalized.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $139,422. The derivative liability associated with this note as of March 31, 2020 were $157,532. During 2020, interest of $10,142 was capitalized.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $67,391. The derivative liability associated with this note as of March 31, 2020 were $76,145. During 2020, interest of $4,902 was capitalized.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share a conversion price of $0.02 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $66,476. The derivative liability associated with this note as of March 31, 2020 were $75,111. During 2020, interest of $4,835 was capitalized.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $64,369. The derivative liability associated with this note as of March 31, 2020 were $72,728. During 2020, interest of $4,682 was capitalized.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $319,410. The derivative liability associated with this note as of March 31, 2020 were $360,899. During 2020, interest of $23,232 was capitalized.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.02 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $56,246. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The derivative liabilities of $5,853 associated to this note was reclassified to APIC. The derivative liability associated with this note as of March 31, 2020 were $27,971. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.02 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $112,492. The accrued interest of $10,000 was converted to 333,333 shares of common stock on September 15, 2019. The Derivative liabilities of $11,706 associated to this note was reclassified to APIC. The derivative liability associated with this note as of March 31, 2020 were $55,941. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $191,462. The derivative liability associated with this note as of March 31, 2020 were $216,332. During 2020, interest of $13,926 was capitalized.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $763,505. The derivative liability associated with this note as of March 31, 2020 were $862,677. During 2020, interest of $55,533 was capitalized.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $126,987. The derivative liability associated with this note as of March 31, 2020 were $143,482. During 2020, interest of $9,190 was capitalized.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $634,054. The derivative liability associated with this note as of March 31, 2020 were $716,412. During 2020, interest of $46,118 was capitalized.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to154.71%, trading prices ranging from $0.028 per share to $0.30 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $632,344. The derivative liability associated with this note as of March 31, 2020 were $714,480. During 2019, interest of $45,993 was capitalized.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $622,689. The derivative liability associated with this note as of March 31, 2020 were $703,571. During 2020, interest of $45,291 was capitalized.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $184,240. The derivative liability associated with this note as of March 31, 2020 were $208,172. During 2020, interest of $13,401 was capitalized.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $596,749. The derivative liability associated with this note as of March 31, 2020 were $674,262. During 2020, interest of $86,804 was capitalized.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 131.81%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $177,358. The derivative liability associated with this note as of March 31, 2020 were $200,395. During 2020, interest of $24,374 was capitalized.

(TT)

On February 5, 2018, the Company received $300,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $.028 per share to $0.49 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $351,600. The derivative liability associated with this note as of March 31, 2020 were $397,270. During 2020, interest of $45,633 was capitalized.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.028 per share to $0.14 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $174,288. The derivative liability associated with this note as of March 31, 2020 were $196,926. During 2020, interest of $21,304 was capitalized.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.028 per share to $0.14 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $115,419. The derivative liability associated with this note as of March 31, 2020 were $67,491. During 2020, interest of $8,385 was capitalized.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility from 84.63% to 127.07%, trading prices ranging from $0.028 per share to $0.16 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $114,723. The derivative liability associated with this note as of March 31, 2020 were $129,625. During 2020, interest of $12,734 was capitalized.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.88%, trading prices ranging from $0.028 per share to $0.13 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $176,122. The derivative liability associated with this note as of March 31, 2020 were $198,999. During 2020, interest of $18,039 was capitalized.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.028 per share to $0.13 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $169,587. The derivative liability associated with this note as of March 31, 2020 were $191,614. During 2020, interest of $16,603 was capitalized.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.83%, volatility from 84.63% to 126.38%, trading price at $0.028 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $106,531. The derivative liability associated with this note as of March 31, 2020 were $120,368. During 2020, interest of $9,641 was capitalized.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 118.96%, trading price at $0.028 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $88,657. The derivative liability associated with this note as of March 31, 2020 were $100,173. During 2020, interest of $7,066 was capitalized.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.05 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $0.05 per share to $0.03 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility from 84.63% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $27,552. The derivative liability associated with this note as of March 31, 2020 were $18,437.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility from 84.63% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $76,655, net of the discount of $27,507. The derivative liability associated with this note as of March 31, 2020 were $86,612. During 2020, interest of $5,262 was capitalized.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.48%, volatility from 84.63% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $163,603, net of the discount of $60,652. The derivative liability associated with this note as of March 31, 2020 were $184,853. During 2020, interest of $10,619 was capitalized.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $16,239, net of the discount of $6,409. The derivative liability associated with this note as of March 31, 2020 were $6,047.

(GGG)

On April 6, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $80,914, net of the discount of $32,783. The derivative liability associated with this note as of March 31, 2020 were $91,424. During 2020, interest of $4,422 was capitalized.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $37,637, net of the discount of $15,694. The derivative liability associated with this note as of March 31, 2020 were $23,511.

(III)

On May 6, 2019 the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $26,807, net of the discount of $11,469. The derivative liability associated with this note as of March 31, 2020 were $16,746.

(JJJ)

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $53,449, net of the discount of $23,519. The derivative liability associated with this note as of March 31, 2020 were $60,392. During 2020, interest of $2,455 was capitalized.

(KKK)

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 115.62%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $21,314, net of the discount of $9,653. The derivative liability associated with this note as of March 31, 2020 were $13,314.

(LLL)

On July 2, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.75%, volatility from 105.36% to 115.62%, trading price of ranging from $0.028 to $0.067 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $79,484, net of the discount of $37,842. The derivative liability associated with this note as of March 31, 2020 were $89,808. During 2020, interest of $2,992 was capitalized.

(MMM)

On August 30, 2019 the Company received $50,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.75%, volatility from 105.36% to 115.62%, trading price of ranging from $0.028 to $0.064 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $52,342, net of the discount of $28,265. The derivative liability associated with this note as of March 31, 2020 were $59,141. During 2020, interest of $1,348 was capitalized.

(OOO)

On November 4, 2019, the Company received $10,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.59%, volatility from 107.76% to 115.62%, trading price of ranging from $0.028 to $0.056 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $10,324, net of the discount of $6,509. The derivative liability associated with this note as of March 31, 2020 were $6,449.

(PPP)

On November 14, 2019 the Company received $95,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.59%, volatility from 107.76% to 115.62%, trading price of ranging from $0.028 to $0.055 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $97,868, net of the discount of $62,054. The derivative liability associated with this note as of March 31, 2020 were $110,580. During 2020, interest of $979 was capitalized.

(QQQ)

On December 19, 2019, the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.59%, volatility from 107.76% to 115.62%, trading price of ranging from $0.028 to $0.060 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $25,563, net of the discount of $18,206. The derivative liability associated with this note as of March 31, 2020 were $15,969.

(RRR)

On January 8, 2020, the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.55%, volatility from 115.62% to 115.62%, trading price of ranging from $0.028 to $0.054 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $15,272, net of the discount of $11,532. The derivative liability associated with this note as of March 31, 2020 were $9,540.

(SSS)

On January 10, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 0.37%, volatility from 115.62% to 115.62%, trading price of ranging from $0.028 to $0.05 per share. The balance of the convertible note at March 31, 2020 including accrued interest amounted to $76,328, net of the discount of $11,532. The derivative liability associated with this note as of March 31, 2020 were $79,550.

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non Related Party

	March 31, 2020	December 31, 2019
Note 3	-0-	-0-
Note 4	-0-	-0-
Note 5	9,312	9,312
Note 6	-0-	-0-
Total Non-Convertible Debt	9,312	9,312

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

(1)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the period ending March 31, 2020 has $0. On January 1, 2019 the holder of the note extended the due date until December 31, 2021.

As of March 31, 2020, the balance of the debt was $250,000 which is not convertible. The company recorded imputed interest of $5,625 and 67,500 for the period ending March 31,2020 and December 31, 2019, respectively, on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

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

On October 11, 2019, Kaya Brands International, Inc. issued 5 shares of preferred stock for cash received of $75,000. As of December 31, 2019, all shares were issued.

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

On February 13, 2020, the Company sold 0.25 subscription unit for $12,500. Each unit consists of 1,000,000 shares of the Company's common stock; 1,000,000 one-year class A warrants at an exercise price of $0.12 per Company's share; 1,000,000 two-year class B warrants at an exercise price of $0.18 per Company's share; and 1,000,000 shares of common stock of Kaya Brands International, Inc, which is a majority-owned subsidiary of the Company. As of March 31, 2020, the shares had not been issued and the Company expects to complete the issuance in Q2 2020.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.028 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.10 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2019	$7,817,081
Initial	90,000
Change in Derivative Values	103,657
Conversion of debt-reclass to APIC	-0-
Balance as of March 31, 2020	$8,010,738

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $90,000 and $235,000 for the new notes issued for the three months ended March 31, 2020 and 2019, respectively.

The Company recorded derivative liability expense of $28,887 and $446,894 for the three months ended March 31, 2020 and 2019, respectively.

The Company recorded a change in the value of embedded derivative liabilities expense of $74,770 and income of $5,404,936 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $422,909 as of March 31, 2020 and $1,078,654 as of March 31, 2019.

The Company recorded $138,776 and $347,609 for the three months ended March 31, 2020 and 2019, respectively for amortization of debt discount expense.

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

In 2019, the Company entered into an amended consulting agreements with The Tudog Group, Inc. (“Tudog”), which provides the services of Craig Frank, the Company’s CEO and BMN Consultants (“BMN”), which provides the services of W. David Jones, Senior Advisor for Business Development, Cannabis Licensing and Financial/Operational Matters. Pursuant to the amended consulting agreements, the Consultants agreed to accrue approximately 60% of the monthly fees due each consultant of $25,000.00 per month until such time as the Company’s cash flow allows for full payment and satisfaction of the accrued amounts. As of March 31, 2020, the accrued compensation was $500,000, whereas, $410,000 was carried over from prior years.

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

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of March 31, 2020, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of March 31, 2020, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of March 31, 2020, the note was paid in full.

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of March 31, 2020, the note was paid in full.

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2019	11,065,540	0.0316297	3.8
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of March 31, 2020	11,065,540	0.0316297	3.55

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

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $2,250 and culminating in a monthly payment of $2,632. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was extended to April, 2024.

Effective June 1, 2015, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $3,584 and culminating in a monthly payment of $4,034. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was extended to May 2025.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,367 and culminating in a monthly payment of $4,915. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis. The Company is in negotiations with the landlord to terminate this lease.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,617 and culminating in a monthly payment of $5,196. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis. The Company is in negotiations with the landlord to terminate this lease.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $502,892 and operating lease liabilities of $514,380 as of March 31, 2020. Operating lease expense for the three months ended March 31, 2020 and 2019 were $49,428 and $63,536, respectively.

Maturity of Lease Liabilities at March 31, 2020	Amount
2020 (excluding the three months ended March 31, 2020)	152,311
2021	151,572
2022	115,010
Later years	210,413
Total lease payments	629,306
Less: Imputed interest	(114,926)
Present value of lease liabilities	$514,380

Note 15- Subsequent Events

On May 21, 2020 the Company received $80,000 from the issuance of convertible debt to CVC International, LTD (f/k/a Cayman Venture Capital Fund). Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share, subject to certain adjustments in the event of stock dividends, splits. and similar recapitalization events. The Note is Due in January of 2024.

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

43

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

55

56

57

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

The project location provides:

§	15 acres of flat land, with additional land available.
§	Full exposure to sunlight, without shadows cast.
§	Access to sufficient water, with operating wells.
§	Access to sufficient electricity.
§	Access to logistic routes.
§	Proximity to sufficient work force, both professional & labor.
§	Easy to secure (for security & safety).
§	Zoned for cannabis production.
§	Land is completely cleared and ready for construction.

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

On May 22, 2020 the Parties entered into a second agreement to extend the date of the option until September 30, 2020 to allow for final due diligence to be performed, and a final Shareholders Agreement (to govern the Shareholders’ relations) and Operating Agreement (to govern how GKC will be run and operate) to be executed.

See the following pages for the initial MOU, the extension of the MOU and a copy of the Greek Licensing Document published by the Greek Government.

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

GREEKKANNABIS P.C.

By: ______________________

Name: **Ilias Kammenos**

Title: Managing Partner & Shareholder

Date: 22/02/2020

By: ______________________

Name: **Panagiotis Kininis**

Title: Managing Partner & Shareholder

Date: 22/02/2020

By: ______________________

Name: **Calliope Zogopoulou**

Title: Shareholder

Date: 22/02/2020

KAYA BRANDS INTERNATIONAL, INC.

By: ______________________

Name: **Craig Frank**

Title: Chairman, CEO

Date:

GREEKKANNABIS IKE
ΠΡΟΪΟΝΤΑ ΦΑΡΜ/ΚΗΣ ΚΑΝΝΑΒΗΣ
ΑΝΑΣΤΑΣΕΩΣ 6 - ΕΛΛΗΝΙΚΟ 167 77
ΑΦΜ: 801066559 - ΤΗΛ.: 694097571?

## ADDENDUM TWO

**dated [22]nd May 2020**

**to the Memorandum of Understanding ("MoU")dated 31st October 2019 and Addendum One to the MoU dated 18th February 2020**
**entered into by and between**

**Kaya Brands International, Inc. or "KBI" (a majority owned subsidiary of Kaya Holdings, Inc., a US Publicly Traded Company)**
**and**
**GreekKannabis PC or "GKC" (a Greek domiciled Private Company)**
**and**
**GKC's Corporate Shareholders**

**regarding a cooperation agreement to obtain a license and jointly operate a company for the cultivation, extraction and processing of medical cannabis in Greece, and its global distribution**

**WHEREAS:**

**(A)** Pursuant to a Memorandum of Understanding dated 31st October 2019 entered into between the Parties hereto (the "**MoU**"), the Parties have agreed to cooperate to acquire all necessary Greek Licenses for the installation and operation of infrastructures to cultivate, produce, extract, process, transport and store medical cannabis and related products in the Territory and distribute them in Greece and abroad in conformity with the competent laws. The Parties have agreed to cooperate to complete all the necessary procedures and legal actions required to acquire the Greek License(s) and further the Endeavor.

**(B)** Taking under consideration that all necessary Greek License(s) had not been previously been obtained and that the due diligence process had not been completed, the Parties previously agreed to amend and extend the Term and Expiry of the MoU until the 1st day of June 2020 and executed Addendum One to the Agreement.

**(C)** Since that time the Installation License for the Project has been awarded by the Government of Greece and the Parties have completed the initial business plan for investment banking consideration, but the due diligence process has not yet been completed. Taking under consideration the complications experienced from the Global Coronavirus Pandemic, the Parties have agreed to further extend the Term of the MoU until the 30th day of September 2020.

**(D)** Any reference to Articles, terms and definitions in this Addendum One shall be to the Articles, terms and definitions of the MOU.

1

**NOW IT IS HEREBY AGREED AS FOLLOWS:**

**1. Term and Expiry**

Clause 11 of the MoU ("Term and Expiry") shall be deleted in its entirety and replaced with the following:

"Should the option for KBI to acquire a 50% ownership interest in GKC from the Corporate Shareholders not be exercised and the Definitive Agreements not be executed **until the 30th day of September 2020**, or should the Greek Licenses irrevocably and definitely not be granted, the cooperation shall not proceed and this MoU is terminated and no fees or other obligations are owed to any Party.

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

**2. Miscellaneous**

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

**Signature Page Follows**

2

GREEKKANNABIS P.C.

By: ____________________

Name: Ilias Kammenos

Title: Managing Partner & Shareholder

Date:

By: ____________________

Name: **Panagiotis Kininis**

Title: Managing Partner & Shareholder

Date: May 22, 2020

By: ____________________

Name: **Calliope Zogopoulou**

Title: Shareholder

Date: May 22, 2020

GREEKKANNABIS IKE
ΠΡΟΪΟΝΤΑ ΦΑΡΜ/ΚΗΣ ΚΑΝΝΑΒΗΣ
ΑΝΑΣΤΑΣΕΩΣ 6 - ΕΛΛΗΝΙΚΟ 167 77
ΑΦΜ: 801066559 - ΤΗΛ.: 6940975713

KAYA BRANDS INTERNATIONAL, INC.

By: ____________________

Name: Craig Frank

Title: Chairman, CEO

Date: May 22, 2020

3

96

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

98

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

99

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

100

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

102

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

Potential Effects of the COVID-19 Pandemic on our Business

The adverse public health developments and economic effects of the COVID-19 pandemic in the United States and overseas could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures and logistics restrictions in connection with the outbreak. More broadly, the COVID-19 pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services, slow our international expansion plans, harm our business, results of operations and financial condition. The Company cannot accurately predict the effect the COVID-19 pandemic will have on the Company.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenues

We had revenues of $235,311 for the three months ended March 31, 2020 as compared to revenues of $263,758 for the three months ended March 31, 2019. The decrease in revenue is due to the normal fluctuation in the market.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2020 was $48,887 compared to cost of goods sold of $145,512 for the three months ended March 31, 2019. The decrease in cost of goods sold was due to normal fluctuation in the wholesale cannabis market and revised pricing policies.

Salaries and Wages

Salaries and Wages decreased to $141,680 for the three months ended March 31, 2020 as compared to $146,455 for the three months ended March 31, 2019. The decrease in salaries and wages was due to normal decrease in labor cost.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $199,558 for the three months ended March 31, 2020 as compared to $243,023 for the three months ended March 31, 2019. This decrease reflects the fact that some of the expenses associated with this category have decreased over time.

Professional Fees

Professional fees were $175,306 for the three months ended March 31, 2020, as compared to $45,850 for the three months ended March 31, 2019. The increase in professional fees was a result of stock issuance in exchange for professional services and the shares were valued at market price on issuance date.

Interest Expense

Interest expense and debt amortization expense decreased to $276,226 for the three months ended March 31, 2020 from $473,811 for the three months ended March 31, 2019. These decreases were due to lesser debt incurred over the past 12 months for expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $28,887 for the three months ended March 31, 2020 from $446,894 for the three months ended March 31, 2019. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Loss on extinguishment of debt

Loss on extinguishment of debt was $-0- for the three months ended March 31, 2020 as compared to $25,000 for the three months ended March 31, 2019. The prior year loss was due to ratchet provision, which is change in conversion price on one of the convertible notes issued in 2018.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was and expense of $(74,770) for the three months ended March 31, 2020 compared to a gain of $5,404,936 for the three months ended March 31, 2019. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income decreased to $-0- for the three months ended March 31, 2020 as compared to $224 for the three months ended March 31, 2019.

Net Income

We incurred net loss of $710,003 for the three months ended March 31, 2020, as compared to a net income of $4,142,373 for the three months ended March 31, 2019. The majority of our net income during the three-month period ending March 31, 2019 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the three months ended March 31, 2020 and 2019 were loss of $52,236 and $107,159, respectively.

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

As of the date of this report, the Institutional Investor has purchased an aggregate of $3,050,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date, of which are (i) convertible into shares of the Company’s common stock at a conversion price of $0.03; and (ii) secured by a mortgage lien on the Company’s 26 acre Lebanon, Oregon property (the “ $0.03 Secured Notes ”).

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

In January 2019 the Agreement was amended to lower the conversion price of the previously purchased $0.10 Note to $0.05, and to modify terms of the $0.10 Note to make them consistent with the May 2017 Financing Agreement executed with the Institutional Investor, and to allow for the right of the HNW Investor to acquire an additional $200,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (the “$0.03 Notes ”). In March, 2019 the agreement was further amended to lower the conversion prices of the previously issued $0.05 Notes to $0.03.

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

As of the date of this report, the HNW Investor has purchased an aggregate of $270,000 in principal amount of the $0.03 Notes.

All the above securities were issued pursuant to the exemption from registration under the Securities Act afforded by Section 4(a)(2) thereof and Regulation D thereunder.

Use of Proceeds

The proceeds from the offer and sale of the $2.1M Notes, the May 2017 Notes and the January 2018 notes, as well as any other financing transactions that the Company may enter into are and will be used to fund the our growth plan, including the development, operation and expansion of our Kaya Shack™ and Kaya Farms™ operations in Oregon, the development of our new Kaya Shack™ branded cannabis products, and the groundwork required to initiate our planned expansion through Kaya Brands International initiatives in Canada, Greece and Israel.

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

Note Conversion

No Notes have been converted for the period January 1, 2020 through the date of this report.

Future Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

Pursuant to annual compensation schedules, the staff of the Kaya Shack Operations has been allocated up to a total of 3,000,000 shares of stock from the KAYS 2011 Employee Stock Plan (the “Plan”) for their service to the Company during 2020. The shares are subject to final approval of and confirmation by the Board of Directors to determine that the potential share issuances are valid according to the terms of the plan and other limitations, and will be reviewed at the next Board Meeting. Upon confirmation of eligibility and issuance from the Board of Directors, the recipients will be issued an account statement evidencing their shares along with instructions as how to effect delivery from the transfer agent.

Pursuant to consulting agreements entered into on February 19, 2018 via Board Stipulation, BMN Consultants is scheduled to receive 3,000,000 shares of KAYS stock in Q-1 from the KAYS 2011 Employee Stock Plan (the “Plan”) for W. David Jones’s service to the Company during 2020. The shares are considered to be fully paid when issued.

Pursuant to consulting agreements entered into on February 19, 2018 via Board Stipulation, Tudog Consultants is scheduled to receive 3,000,000 shares of KAYS restricted stock in Q-1 for Craig Frank’s service to the Company during 2020. The shares are considered to be fully paid when issued.

Pursuant to annual compensation schedules, each of the four (4) Board Members is scheduled to receive 250,000 shares of KAYS restricted stock in Q-1 for their service to the Company during 2020. The shares are considered to be fully paid when issued.

The above awards are all subject to final approval of and confirmation by the Board of Directors to determine that the potential share issuances are valid according to the terms of the plan and other qualifications and will be reviewed at the next Board Meeting to be held prior to July 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of March 31, 2020. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

As required by SEC Rule 13a15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the first fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer (our principal executive, financial and accounting officer) concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

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

Sunstone’s attorney has filed a request for a hearing which we were initially advised by the OLCC could take over a year to occur and resolve due to the extensive number of licensing matters being processed. A hearing is currently set for August 4-5, 2020, but we are unsure as to whether the hearing will occur at that time due to logistical complications with the Covid-19 Pandemic.

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

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2020 the Company received $15,000 from the issuance of convertible debt to the High Net Worth investor CVC pursuant to the January 2018 Financing Agreement, as amended to date. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share subject to the adjustments as provided elsewhere in this report. The Note is Due in January of 2024.

On January 10, 2020 the Company received $75,000 from the issuance of convertible debt to CVC International, LTD (f/k/a Cayman Venture Capital Fund) pursuant to the May 2017 Financing Agreement, as amended to date. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share subject to the adjustments as provided elsewhere in this report. The Note is Due in January of 2024.

On February 7, 2020 KAYS sold a private placement via subscription agreement to an accredited investor for $15,000. The private placement consisted of 250,000 shares of the Company’s common stock (“KAYS Shares”); 250,000 one-year Class A warrants (the “Class A Warrants”), each entitling the holder to purchase one additional KAYS Share, at an exercise price of $0.12 per KAYS Share; 250,000 two-year Class B warrants (the “Class B Warrants,” and together with the Class A Warrants, collectively, the “Warrants”), each entitling the holder to purchase one additional KAYS Share, at an exercise price of $0.18 per KAYS Share; and 250,000 shares of common stock of Kaya Brands International, Inc. (the “KBI Shares”). Kaya Brands International, Inc. is a newly-incorporated subsidiary of KAYS through which the Company intends to undertake its expansion into foreign operations

On May 21, 2020 the Company received $80,000 from the issuance of convertible debt to CVC International, LTD (f/k/a Cayman Venture Capital Fund). Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share, subject to certain adjustments in the event of stock dividends, splits. and similar recapitalization events. The Note is Due in January of 2024.

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

Dated: June 29, 2020

 KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

