Form 10-Q
period 2020-06-30
Kaya Holdings, Inc.
filed 2020-08-17
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

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

As of August 17, 2020, the Issuer had 187,503,812 shares of its common stock outstanding.

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

Part I,

Item 1 Condensed Consolidated Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

ASSETS
	(Unaudited)	(Audited)
	June 30, 2020	December 31, 2019
CURRENT ASSETS:
Cash and equivalents	$55,505	$86,967
Inventory-net of allowance	87,131	108,008
Prepaid expenses	7,046	7,774
Total current assets	149,682	202,749

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	462,851	284,042
Property and equipment, net	2,028,982	2,140,331
Deposits	27,523	27,523
Total other assets	2,519,356	2,451,896

Total assets	$2,669,038	$2,654,645

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$761,443	$698,452
Accounts payable and accrued expense-related parties	588,930	417,733
Accrued interest	337,269	633,064
Right-of-use liabiliy - operating lease	152,282	167,529
Convertible notes payable-net of discount	404,943	303,710
Notes payable	9,312	9,312
Derivative liabilities	9,125,009	7,817,081
Total current liabilities	11,379,188	10,046,881

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	250,000	250,000
Convertible notes payable-net of discount	6,325,335	5,727,874
Right-of-use liabiliy - operating lease	322,683	121,370
Total long term liabilities	6,898,018	6,099,244

Total liabilities	18,277,206	16,146,125

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
100,000 and 100,000 issued and outstanding at June 30, 2020 and December 31, 2019	100	100
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
187,503,812 shares issued as of June 30, 2020 and
187,503,812 shares issued as of December 31, 2019	187,504	187,504
Subscriptions payable	163,880	163,630
Additional paid in capital	19,627,354	19,603,854
Accumulated deficit	(34,203,449)	(32,120,787)
Non-controlling interest	(1,383,557)	(1,325,781)
Net stockholders' deficit	(15,608,168)	(13,491,480)

Total liabilities and stockholders' deficit	$2,669,038	$2,654,645

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net sales	$263,862	$249,121	$499,173	$512,879
	—
Cost of sales	59,900	92,719	108,787	238,231

Gross profit	203,962	156,402	390,386	274,648

Operating expenses:
Professional fees	204,165	145,119	379,471	190,969
Salaries and wages	93,167	114,415	234,847	260,870
General and administrative	164,871	217,197	364,429	460,220
Total operating expenses	462,203	476,731	978,747	912,059

Operating loss	(258,241)	(320,329)	(588,361)	(637,411)

Other income(expense):
Interest expense	(162,483)	(132,193)	(299,933)	(258,395)
Amortization of debt discount	24,560	(366,177)	(114,216)	(713,786)
Derivative liabilities expense	(143,282)	(115,253)	(172,169)	(562,148)
Gain (loss) on extinguishment of debt	—	—	—	(25,000)
Change in derivative liabilities expense	(890,989)	4,736,229	(965,759)	10,141,165
Other income (expense)	—	14	—	239
Total other income (expense)	(1,172,194)	4,122,620	(1,552,077)	8,582,075

Net income (loss)	(1,430,435)	3,802,291	(2,140,438)	7,944,664

Net (loss) attributed to non-controlling interest	(5,540)	(61,449)	(57,776)	(168,608)

Net income (loss) attributed to Kaya Holdings, Inc.	(1,424,895)	3,863,740	(2,082,662)	8,113,272

Basic net income (loss) per common share	$(0.01)	$0.02	$(0.01)	$0.05

Weighted average number of common shares outstanding - Basic	187,503,812	173,598,080	187,503,812	170,872,997

Diluted net income per common share	$(0.01)	$0.01	$(0.01)	$0.02

Weighted average number of common shares outstanding - Diluted	187,503,812	423,656,593	187,503,812	420,931,510

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the six months ended June 30, 2020 and December 31, 2019

(Unaudited)

						Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity

					Subscription Payable
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2018	50,000	$ 50	165,812,128	$165,812	$ 397,209	$ 17,100,137	$ (39,924,912)	$ (1,043,517)	$ (23,305,221)

Imputed interest	-	-	-	-	-	67,500	-	-	67,500

Loss on debt extinguishment	-	-	-	-	-	25,000	-	-	25,000

Common stock issued for services	-	-	4,600,000	4,600	-	275,700	-	-	280,300

Common stock issued for services - related parties	-	-	6,000,000	6,000	-	384,000	-	-	390,000

Common stock issued for debt conversion and interest	-	-	7,785,952	7,786	(233,579)	225,793	-	-	-

Common stock issued for notes conversion and interest	50,000	50	3,305,732	3,306	-	595,816	-	-	599,172

Cash for KBI Preferred Shares	-	-	-	-	-	75,000	-	-	75,000

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	854,908	-	-	854,908

Net loss	-	-	-	-	-	-	7,804,125	(282,264)	7,521,861

Balance, December 31, 2019	100,000	$ 100	187,503,812	$187,504	$ 163,630	$ 19,603,854	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Balance, December 31, 2019	100,000	$ 100	187,503,812	$187,504	$ 163,630	$ 19,603,854	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Imputed interest	-	-	-	-	-	11,250	-	-	11,250

Common stock issued for Cash	-	-	-	-	250	7,715	-	-	7,965

Warrants granted for Cash	-	-	-	-	-	4,535	-	-	4,535

Net loss	-	-	-	-	-	-	(2,082,662)	(57,776)	(2,140,438)

Balance, June 30, 2020 (Unaudited)	100,000	$ 100	187,503,812	$187,504	$ 163,880	$ 19,627,354	$ (34,203,449)	$ (1,383,557)	$ (15,608,168)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash flows

	(Unaudited)	(Unaudited)
	For The Six	For The Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES:
Net income/(loss)	$(2,082,662)	$8,113,272
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(57,776)	(168,608)
Depreciation	111,349	115,590
Imputed interest	11,250	33,749
Loss (Gain) on Extinguishment of Debt	—	25,000
Derivative expense	172,169	562,148
Change in derivative liabilities	965,759	(10,141,165)
Amortization of debt discount	114,216	713,786
Changes in operating assets and liabilities:
Prepaid expense	728	7,767
Inventory	20,877	7,588
Right-of-use asset	(178,809)	113,142
Accrued interest	288,683	224,645
Accounts payable and accrued expenses	62,991	89,940
Accounts payable and accrued expenses - Related Parties	171,197	—
Right-of-use liabilities	186,066	(108,615)

Net cash used in operating activities	(213,962)	(411,761)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(19,668)

Net cash used in investing activities	—	(19,668)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	12,500	—
Proceeds from convertible debt	170,000	440,000

Net cash provided by financing activities	182,500	440,000

NET INCREASE (DECREASE) IN CASH	(31,462)	8,571

CASH BEGINNING BALANCE	86,967	111,512

CASH ENDING BALANCE	$55,505	$120,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Adoption of lease standard ASC 842	—	638,593
Derivative liability on convertible note payable	170,000	440,000
Value of common shares issued for conversion of convertible	—	233,579
Capitalization of interest pursuant to amended agreement	584,478	—

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

 The Company has four subsidiaries: Alternative Fuels Americas, Inc, a Florida corporation, which is wholly-owned, Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned, 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which holds ownership of the Company’s 26 acre property in Lebanon, Oregon on which it plans to develop a legal cannabis cultivation and manufacturing facility, and Kaya Brand International, Inc. (KBI) a Florida Corporation which the Company owns 65% of which was formed on October 14, 2019 to expand the business overseas.

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

On August 18, 2018, the Company had concluded the purchase of the Eugene, Oregon based Sunstone Farms manufacturing facility, which is licensed by the OLCC for both the production of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing and indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted. The Company is presently seeking transfer of the Facility’s OLCC Marijuana Production and Processing Licenses from the Facility’s Prior Licensee, Sunstone Farms to MJAI Oregon 1, LLC which the OLCC has not yet approved. Pending the transfer or issuance of a new License to the Company’s Operating subsidiary, or the purchase of another existing OLCC License and its transfer for use at the Facility the Company has conducted only limited operations of the Facility pending resolution of the Licensing. For more information please see Part II, Item 1. Legal Proceedings of this filing..

On September 26, 2019 the Company formed the majority owned subsidiary Kaya Brands International, Inc. (“KBI”) to serve as the Company’s vehicle for expansion into worldwide cannabis markets.

On November 4, 2019 the Company filed an 8-K announcing that its majority owned subsidiary, Kaya Brands International, Inc. (“KBI”), had executed a memorandum of understanding (“MOU”) setting forth the terms for KBI’s acquisition of a 50% ownership interest in Greekkannabis, PC (“GKC”). GKC is an Athens, Greece based cannabis company which has applied for and is awaiting issuance of a medical cannabis cultivation, processing and export license from the Greek government

In February, 2020 the Company renewed the OLCC Marijuana Retailer Licenses #1, 2 and 4 listed above and did not renew OLCC Marijuana Retailer License #3 and ceased operations at that location. Additionally, the Company is in the process of seeking to transfer OLCC License #4 to either its 12,000 square foot property in Eugene, Oregon to facilitate a delivery hub for Eugene, Oregon or other such location to make effective use of MJAI Retailer License #4.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,082,662 for the six months ended June 30, 2020 and a net income of $8,113,272 for the six months ended June 30, 2019. The decrease in net income is due to the changes in derivative liabilities, the decrease in amortization of debt discount and derivative liabilities expense, as well as the company continues to have operating losses. At June 30, 2020 the Company has a working capital deficiency of $11,229,506 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Majority-owned subsidiaries:

Kaya Brands International, Inc. (a Florida Corporation)

Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation) majority owned subsidiary of KBI)

Kaya Farms Greece, S.A. (a Greek Corporation) majority owned subsidiary of KBI)

·	Marijuana Holdings Americas, Inc. (a Florida corporation)

o	MJAI Oregon 1 LLC

o	MJAI Oregon 2 LLC (inactive)

o	MJAI Oregon 3 LLC (inactive)

o	MJAI Oregon 4 LLC (inactive)

o	MJAI Oregon 5 LLC

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of June 30, 2020 Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 30, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2020 is $87,131 and $108,008 as of December 31, 2019. No allowance as necessary as of June 30, 2020 and December 31, 2019.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$55,505	$—	$—
Total assets	55,505	—	—
Liabilities
Convertible debentures, net of discounts of $527,469	—	—	6,980,278
Short term debt, net of discounts of $-0-	—	—	—
Derivative liability	—	—	9,125,009
Total liabilities	—	—	16,105,287
	$55,505	$—	$(16,105,287)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$86,967	$—	$—
Total assets	86,967	—	—
Liabilities
Convertible debentures, net of discounts of $471,685	—	—	6,281,584
Short term debt, net of discounts of $-0-	—	—	—
Derivative liability	—	—	7,817,081
Total liabilities	—	—	14,098,665
	$86,967	$—	$(14,098,665)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2020.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ATM Machine	$11,000	$11,000
Computer	22,736	22,736
Furniture & Fixtures	49,408	49,408
HVAC	41,768	41,768
Land	697,420	697,420
Leasehold Improvements	333,529	333,529
Machinery and Equipment	408,133	408,133
Sign	43,594	43,594
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,704,691	2,704,691
Less: Accumulated Depreciation	(675,709)	(564,360)
Property, Plant and Equipment - net	$2,028,982	$2,140,331

Depreciation expense totaled of $111,349 and $115,590 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)	December 31, 2019 (Audited)
Rent Deposits	$22,032	$22,032
Security Deposits	5,491	5,491
Non-Current Assets	$27,523	$27,523

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.14% to 0.47%, volatility ranging from 84.63% to 123.13%, trading prices ranging from $0.020 per share to $0.0438 per share and a conversion price ranging from $0.03 per share to $0.10 per share. The total derivative liabilities associated with these notes were $9,125,009 at June 30, 2020 and $7,817,081 at December 31, 2019.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			6.30.2020	12.31.19

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	76,288
C	Convertible		X	8.0%	1-Jan-24	41,195	38,144
D	Convertible		X	8.0%	1-Jan-24	262,156	242,737
O	Convertible		X	8.0%	1-Jan-24	136,902	126,760
P	Convertible		X	8.0%	1-Jan-24	66,173	61,271
Q	Convertible		X	8.0%	1-Jan-24	65,274	60,439
S	Convertible		X	8.0%	1-Jan-24	63,205	58,523
T	Convertible		X	8.0%	1-Jan-24	313,634	290,402
BB	Convertible	X		10.0%	1-Jan-20	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-20	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	174,074
LL	Convertible		X	8.0%	1-Jan-24	749,697	694,164
MM	Convertible		X	8.0%	1-Jan-24	124,690	115,500
NN	Convertible		X	8.0%	1-Jan-24	622,588	576,470
OO	Convertible		X	8.0%	1-Jan-24	620,908	574,915
PP	Convertible		X	8.0%	1-Jan-24	611,428	566,137
QQ	Convertible		X	8.0%	1-Jan-24	180,909	167,508
RR	Convertible		X	8.0%	1-Jan-24	586,804	500,000
SS	Convertible		X	8.0%	1-Jan-24	174,374	150,000
TT	Convertible		X	8.0%	1-Jan-24	345,633	300,000
UU	Convertible		X	8.0%	1-Jan-24	171,304	150,000
VV	Convertible	X		8.0%	1-Jan-21	113,322	104,937
XX	Convertible		X	8.0%	1-Jan-24	112,734	100,000
YY	Convertible		X	8.0%	1-Jan-24	173,039	155,000
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	150,000
AAA	Convertible		X	8.0%	1-Jan-24	104,641	95,000
BBB	Convertible		X	8.0%	1-Jan-24	87,066	80,000
CCC	Convertible	X		8.0%	1-Jan-20	25,000	25,000
DDD	Convertible		X	8.0%	1-Jan-24	75,262	70,000
EEE	Convertible		X	8.0%	1-Jan-24	160,619	150,000
FFF	Convertible	X		8.0%	1-Jan-21	15,000	15,000
GGG	Convertible		X	8.0%	1-Jan-24	79,422	75,000
HHH	Convertible	X		8.0%	1-Jan-21	35,000	35,000
III	Convertible	X		8.0%	1-Jan-21	25,000	25,000
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	50,000
KKK	Convertible	X		8.0%	1-Jan-21	20,000	20,000
LLL	Convertible		X	8.0%	1-Jan-24	77,992	75,000
MMM	Convertible		X	8.0%	1-Jan-24	51,348	50,000
OOO	Convertible	X		8.0%	1-Jan-21	10,000	10,000
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,000
QQQ	Convertible	X		8.0%	1-Jan-21	25,000	25,000
RRR	Convertible	X		8.0%	1-Jan-21	15,000	-
SSS	Convertible		X	8.0%	1-Jan-24	75,000	-
TTT	Convertible		X	8.0%	1-Jan-24	80,000	-
Total Convertible Debt						7,257,747	6,503,269
Less: Discount						(527,469)	(471,685)
Convertible Debt, Net of Discounts						$ 6,730,278	$ 6,031,584
Convertible Debt, Net of Discounts, Current						$ 404,943	$ 303,710
Convertible Debt, Net of Discounts, Long-term						$ 6,325,335	$ 5,727,874

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.18% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.028 per share to $0.45 per share and a conversion price ranging from $0.0224 per share to $0.41 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $52,459.

 A recap of the balance of outstanding convertible debt at June 30, 2020 is as follows:

Principal balance	$25,000
Accrued interest	27,459
Balance maturing for the period ending:
June 30, 2020	$52,459

The Company valued the derivative liabilities at June 30, 2020 at $27,067. The Company recognized a change in the fair value of derivative liabilities for the three months ended June 30, 2020 of $1,289 which were charged (credited) to operations.  In determining the indicated values at June 30, 2020, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.032, and conversion prices of $0.0256 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.028 per share to $0.14 per share and a conversion price ranging from $0.02 per share to $0.04 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The balance of these convertible notes at June 30, 2020 including accrued interest amounted to $395,487. The derivative liability associated with these notes as of June 30, 2020 were $402,278. During 2020, interest of $28,573 was capitalized.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $142,347. The derivative liability associated with this note as of June 30, 2020 were $163,000. During 2020, interest of $10,142 was capitalized.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $68,805. The derivative liability associated with this note as of June 30, 2020 were $78,788. During 2020, interest of $4,902 was capitalized.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share a conversion price of $0.02 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $67,871. The derivative liability associated with this note as of June 30, 2020 were $77,718. During 2020, interest of $4,835 was capitalized.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $65,719. The derivative liability associated with this note as of June 30, 2020 were $75,254. During 2020, interest of $4,682 was capitalized.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $373.425. The derivative liability associated with this note as of June 30, 2020 were $373,425. During 2020, interest of $23,232 was capitalized.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.02 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $57,489. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The derivative liabilities of $5,853 associated to this note was reclassified to APIC. The derivative liability associated with this note as of June 30, 2020 were $127.924. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.02 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $114,979. The accrued interest of $10,000 was converted to 333,333 shares of common stock on September 15, 2019. The Derivative liabilities of $11,706 associated to this note was reclassified to APIC. The derivative liability associated with this note as of June 30, 2020 were $255,849. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.04 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $195,479. The derivative liability associated with this note as of June 30, 2020 were $223,840. During 2020, interest of $13,926 was capitalized.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $779,521. The derivative liability associated with this note as of June 30, 2020 were $892,619. During 2020, interest of $55,533 was capitalized.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.07 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $129,650. The derivative liability associated with this note as of June 30, 2020 were $153,305. During 2020, interest of $9,190 was capitalized.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $647,355. The derivative liability associated with this note as of June 30, 2020 were $741,277. During 2020, interest of $46,118 was capitalized.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.10 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to154.71%, trading prices ranging from $0.028 per share to $0.30 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $645,609. The derivative liability associated with this note as of June 30, 2020 were $754,709. During 2019, interest of $45,993 was capitalized.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $635,751. The derivative liability associated with this note as of June 30, 2020 were $727,990. During 2020, interest of $45,291 was capitalized.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.05 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $188,105. The derivative liability associated with this note as of June 30, 2020 were $219,893. During 2020, interest of $13,401 was capitalized.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $610,148. The derivative liability associated with this note as of June 30, 2020 were $696,611. During 2020, interest of $86,804 was capitalized.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 131.81%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $181,311. The derivative liability associated with this note as of June 30, 2020 were $207,617. During 2020, interest of $24,374 was capitalized.

(TT)

On February 5, 2018, the Company received $300,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $.028 per share to $0.49 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $359,383. The derivative liability associated with this note as of June 30, 2020 were $283,666. During 2020, interest of $45,633 was capitalized.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.028 per share to $0.14 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $178,119. The derivative liability associated with this note as of June 30, 2020 were $206,567. During 2020, interest of $21,304 was capitalized.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.10 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.028 per share to $0.14 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $117,840. The derivative liability associated with this note as of June 30, 2020 were $262,216. During 2020, interest of $8,385 was capitalized.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility from 84.63% to 127.07%, trading prices ranging from $0.028 per share to $0.16 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $117,219. The derivative liability associated with this note as of June 30, 2020 were $134,226. During 2020, interest of $12,734 was capitalized.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.88%, trading prices ranging from $0.028 per share to $0.13 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $179,923. The derivative liability associated with this note as of June 30, 2020 were $206,027. During 2020, interest of $18,039 was capitalized.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.028 per share to $0.13 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $173,231. The derivative liability associated with this note as of June 30, 2020 were $198,364. During 2020, interest of $16,603 was capitalized.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.83%, volatility from 84.63% to 126.38%, trading price at $0.028 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $108,804. The derivative liability associated with this note as of June 30, 2020 were $124,590. During 2020, interest of $9,641 was capitalized.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 123.13%, trading price at $0.028 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $90,530. The derivative liability associated with this note as of June 30, 2020 were $103,664. During 2020, interest of $7,066 was capitalized.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.05 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $0.05 per share to $0.03 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility from 84.63% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $28,050. The derivative liability associated with this note as of June 30, 2020 were $62,415.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility from 84.63% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $78,256. The derivative liability associated with this note as of June 30, 2020 were $89,610. During 2020, interest of $5,262 was capitalized.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.48%, volatility from 84.63% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $167,009. The derivative liability associated with this note as of June 30, 2020 were $191,147. During 2020, interest of $10,619 was capitalized.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $16,537. The derivative liability associated with this note as of June 30, 2020 were $36,798.

(GGG)

On April 6, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $82,581. The derivative liability associated with this note as of June 30, 2020 were $94,563. During 2020, interest of $4,422 was capitalized.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $38,333. The derivative liability associated with this note as of June 30, 2020 were $85,298.

(III)

On May 6, 2019 the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $27,304. The derivative liability associated with this note as of June 30, 2020 were $60,757.

(JJJ)

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $54,542. The derivative liability associated with this note as of June 30, 2020 were $62,455. During 2020, interest of $2,455 was capitalized.

(KKK)

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 123.13%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $21,712. The derivative liability associated with this note as of June 30, 2020 were $48,313.

(LLL)

On July 2, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.75%, volatility from 105.36% to 123.13%, trading price of ranging from $0.028 to $0.067 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $81,094. The derivative liability associated with this note as of June 30, 2020 were $92,860. During 2020, interest of $2,992 was capitalized.

(MMM)

On August 30, 2019 the Company received $50,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.75%, volatility from 105.36% to 123.13%, trading price of ranging from $0.028 to $0.064 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $53,391. The derivative liability associated with this note as of June 30, 2020 were $61,137. During 2020, interest of $1,348 was capitalized.

(OOO)

On November 4, 2019, the Company received $10,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.59%, volatility from 107.76% to 123.13%, trading price of ranging from $0.028 to $0.056 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $10,523. The derivative liability associated with this note as of June 30, 2020 were $23,415.

(PPP)

On November 14, 2019 the Company received $95,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.59%, volatility from 107.76% to 123.13%, trading price of ranging from $0.028 to $0.055 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $99,797. The derivative liability associated with this note as of June 30, 2020 were $114,276. During 2020, interest of $979 was capitalized.

(QQQ)

On December 19, 2019, the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.59%, volatility from 107.76% to 123.13%, trading price of ranging from $0.028 to $0.060 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $26,060. The derivative liability associated with this note as of June 30, 2020 were $57,989.

(RRR)

On January 8, 2020, the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.55%, volatility from 115.62% to 123.13%, trading price of ranging from $0.028 to $0.054 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $15,570. The derivative liability associated with this note as of June 30, 2020 were $10,661.

(SSS)

On January 10, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.03 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 0.37%, volatility from 115.62% to 123.13%, trading price of ranging from $0.028 to $0.05 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $77,820. The derivative liability associated with this note as of June 30, 2020 were $89,110.

(TTT)

On May 21, 2020, the Company received $80,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.16%, volatility from 121.13% to 123.13%, trading price of ranging from $0.0319 to $0.320 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $81,591. The derivative liability associated with this note as of June 30, 2020 were $225,722.

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non Related Party

	June 30, 2020	December 31, 2019
Note 3	-0-	-0-
Note 4	-0-	-0-
Note 5	9,312	9,312
Note 6	-0-	-0-
Total Non-Convertible Debt	9,312	9,312

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

(1)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt was converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the period ending June 30, 2020 was $0. On January 1, 2019 the holder of the note extended the due date until December 31, 2021.

As of June 30, 2020, the balance of the debt was $250,000 which is not convertible. The company recorded imputed interest of $11,250 and $67,500 for the period ending June 30, 2020 and December 31, 2019, respectively, on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

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

On February 13, 2020, the Company sold 0.25 subscription unit for $12,500. Each unit consists of 1,000,000 shares of the Company's common stock; 1,000,000 one-year class A warrants at an exercise price of $0.12 per Company's share; 1,000,000 two-year class B warrants at an exercise price of $0.18 per Company's share; and 1,000,000 shares of common stock of Kaya Brands International, Inc, which is a majority-owned subsidiary of the Company. As of June 30, 2020, the shares had not been issued.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.028 per share to $0.41 per share and a conversion price ranging from $0.03 per share to $0.01 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2019	$7,817,081
Initial	342,169
Change in Derivative Values	965,759
Conversion of debt-reclass to APIC	-0-
Balance as of June 30, 2020	$9,125,009

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $170,000 for the new notes issued for the six months ended June 30, 2020.

The Company recorded derivative liability expense of $172,169 for the six months ended June 30, 2020.

The Company recorded a change in the value of embedded derivative liabilities expense of $965,759 for the six months ended June 30, 2020.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $527,469 as of June 30, 2020.

The Company recorded $114,216 for the six months ended June 30, 2020 for amortization of debt discount expense.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. . Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of June 30, 2020, the accrued compensation was approximately $588,000, whereas, $410,000 was carried over from prior years.

Future Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

In a Board Meeting initially held Monday July 22, 2020 and confirmed on July 22, 2020, the Company reviewed stock compensation packages for KAYS and KBI Management, Board Members, Key Consultants and Service Providers, and Kaya Staff in light of specific circumstances with each group. The discussion and resulting future issuances are summarized below:

In regards to Board of Directors compensation, the Company notes that the only compensation paid the 3 Directors (excluding Mr. Frank) that sit as Board Members is stock, and such stock is supposed to be valued at a minimum of approximately $15,000.00 per year, and that it has been some time since the figure has been adjusted. Accordingly, the stock distribution for each of these three Directors has been raised to 400,000 shares of KAYS restricted stock for the 2020 distribution for their service to the Company during 2020. The shares are considered to be fully paid when issued.

In regards to compensation for Craig Frank (CEO, Acting CFO and Chairman of the Board) and for William David Jones (Senior Advisor for Business Development, Cannabis Licensing and Financial Operations), the Company notes that for the past approximately twenty (20) months that their respective consulting companies have only been paid approximately 40% of their base compensation and the other 60% has accrued with the understanding that it will be paid them when the cashflow of the Company permits. Additionally, they have not submitted any expenses for reimbursement that they have paid from their own funds that otherwise would be paid by the Company (travel, meals and related expenses, some professional fees of service providers, technical subscriptions and other general office and business expenses, etc.), and have also made formal and informal personal and business guarantees and traded favors to service providers and others to advance the interests of the Company. Additionally, as the Company did not have the resources available, a previously approved plan to offer health insurance to Mr. Frank and Mr. Jones (as well as the four (4) full-time employees of the Kaya Shack) has not been implemented and they have each born these expenses themselves. Accordingly,the annual stock distribution for Mr. Frank and Mr. Jones has been adjusted from 3,000,000 shares of KAYS stock to 4,000,000 shares of KAYS stock, with the possibility of further distributions based on the Company hitting certain to-be-determined milestones (Mr. Jones’s stock will be awarded from the KAYS 2011 Stock Incentive Plan, and Mr. Frank’s stock will be in the form of KAYS restricted stock.

Additionally, as the Company is prevailing heavily on the efforts of Mr. Jones and Mr. Frank to succeed with KAYS Expansion Plan, the capitalization of Kaya Brands International, Inc. and Kaya Brands USA, Inc. will each include founder shares of 15% in non-dilutive Preferred Shares of each entity to each of Mr. Frank and Mr. Jones (as was done with Marijuana Holdings Americas to incentivize their work in Oregon). Mr. Frank will also have the discretion to issue similar distributions (or lesser, based on his discretion and the individual facts and circumstances associated with each project) in entities formed in relation to the Kaya Shalvah (Israel) and Kaya Kannabis (Greece) projects, as well as any other subsidiaries to be formed in the future.

In regards to the compensation of KAYS SEC Lawyer, it is noted that the attorney’s law firm is owed approximately $50,000.00 from prior billings, yet he has continued to provide the Company with legal services, notwithstanding that cash payments to him have been deferred and has worked for some period of time without billing and instead takes stock as compensation which he liquidates on a very judicious schedule over time as he performs work. Accordingly, Mr. Bergman is to be awarded 2,000,000 shares of KAYS stock under the 2011 Stock Incentive Plan for his efforts

In regards to the compensation of Chad Craig, V.P. of Operations and Bryan Arnold, V.P. of Marketing for the Kaya Shack and the rest of the Kaya Shack employees in Oregon, it is noted that we critically depend on the work that they do to define our brand and represent our Company. Accordingly, Craig Frank was given discretion to disburse up to 4,000,000 shares of KAYS stock to the Kaya Shack employees, and he has designated the following awards: Chad Craig, Kaya Shack’s VP of Operations is to be awarded 1,600,000 shares of KAYS stock, Bryan Arnold, Kaya Shack’s VP of Marketing is to be awarded 1,200,000 shares of KAYS stock and the rest of the staff is to be awarded a total of 1,200,000 shares. All of these 4,000,000 shares are to be issued from the 2011 Stock Incentive Plan but are subject to lockup agreements.

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

On July 22, 2020 the Board of Directors approved the issuance of 10,000,000 shares of stock to recipients of the plan (the shares are to be issued after the 2020 June 30 Quarterly filing is completed). Upon issuance the remaining balance of the shares available in the plan will be 905,000 shares.

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of June 30, 2020, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of June 30, 2020, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of June 30, 2020, the note was paid in full.

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of June 30, 2020, the note was paid in full.

Warrants issued to Non-Employees
	Warrants Issued	Weighted AverageExercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2019	11,065,540	0.0316297	3.8
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of June 30, 2020	11,065,540	0.0316297	3.2

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

The Company has right-of-use assets of $462,851 and operating lease liabilities of $474,965 as of June 30, 2020. Operating lease expense for the six months ended June 30, 2020 was $76,296

Maturity of Lease Liabilities at June 30, 2020	Amount
2020 (excluding the six months ended June 30, 2020)	93,362
2021	151,572
2022	115,010
Later years	210,413
Total lease payments	570,357
Less: Imputed interest	(95,392)
Present value of lease liabilities	$474,965

Note 15- Subsequent Events

On July 6, 2020 the Company formed Kaya Shalvah LTD (“Kaya Farms Israel”), an Israeli Corporation which is a majority owned subsidiary of Kaya Brands International, Inc. Kaya Farms Israel is in the process of applying to various Israeli Government Agencies for a license to grow, process and export medical grade cannabis from Israel to the European Union and elsewhere. Upon submission of the application to the Israeli Cannabis Authority, Kaya Shalvah intends to submit a bid to acquire 100 Dunams (approximately 25 acres) of land in Israel that is part of Greenegev, an Israeli Government backed Cannabinoid Ecosystem in Israel. The facility, as currently envisioned (after obtaining successful financing, completing construction and obtaining final requisite licensing) would include approximately 800,000 square feet of buildings estimated to produce approximately 375,000 pounds of premium medical grade, GMP Certified Cannabis annually for potential export to the European Union and elsewhere.

On July 22, 2020 the Board of Directors approved the issuance of 10,000,00 shares of stock from the KAYS 2011 Stock Incentive Plan and a total of 15,456,300 shares of restricted stock. The shares were approved for stock compensation packages for KAYS and KBI Management, Board Members, Key Consultants and Service providers and staff of the Kaya Shack operations in Oregon, and for conversion of $102,563 in debt. Additionally, Company the capitalization of Kaya Brands International, Inc. and Kaya Brands USA, Inc. to include founder shares of 15% in non-dilutive Preferred Shares of each entity to Mr. Frank and Mr. Jones (as was done with Marijuana Holdings Americas to incentivize their work in Oregon). Mr. Frank will also have the discretion to issue similar distributions (or lesser, based on his discretion and the individual facts and circumstances associated with each project) in entities formed in relation to the Kaya Farms Israel and Kaya farms Greece projects, as well as any other subsidiaries to be formed in the future. For more information on these issuances and other matters please refer to Part I. Item 2 of this filing, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On August 12, 2020 the Company submitted documents to their attorneys in Greece to form Kaya Farms Greece S.A. (“Kaya Farms Greece”), a Greek Corporation which is to be a majority owned subsidiary of Kaya Brands International, Inc. The Company is in the final stages of completing their due diligence and expects to exercise their option (pursuant to terms of the previously disclosed 8-K filing on November 4, 2019) to acquire a 50% interest in Greekkannabis, PC, an Athens, Greece based cannabis company which has received its license for the construction of a facility encompassing approximately 500,000 square feet of buildings on 15 acres of land outside of Athens, Greece to grow, process and export medical grade cannabis from Israel to the European Union and elsewhere. The facility, as currently envisioned (after obtaining successful financing, completing construction and obtaining final requisite licensing) would produce approximately 225,000 pounds of GMP Certified, premium medical grade GMP Certified Cannabis annually for potential export to the European Union and elsewhere.

On August 13, 2020 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share, subject to certain adjustments in the event of stock dividends, splits and similar recapitalization events. The Note is Due in January of 2024.

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

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it grows and produces (together with edibles and other cannabis products) at its 12,000 square foot Eugene, Oregon Sunstone Farms Indoor Cannabis Grow, Processing & Cannaceutical Facility which KAYS acquired in October 2018 and is presently conducting limited operations under a Management Agreement with Sunstone farms. Pending the eventual acquisition and transfer of other existing OLCC Marijuana Production and Processing licenses, KAYS intends to build out the facility and ramp up to full production.

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

Kaya Brands USA

Kaya Brands USA, Inc. (“KBUS”) is in the process of being incorporated to manage and leverage the intellectual property associated with the Kaya family of brands and seek out US based projects and ventures to enhance shareholder value associated with their development.

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

Currently Operational Brands (2014-2020)

Next Stage Traditional (2020-2021)

Next Stage Innovative (2020-2021)

Note: The “Next Stage Traditional” and “Next Stage Innovative” brands are all targeted for release over the 6-18 months. The Company is currently awaiting the resolution licenses at the Kaya Farms Indoor Marijuana Grow, Processing & Cannaceutical Production Facility in Eugene, Oregon, and the pending license issuance of the Kaya Farms Ag Facility in Lebanon, Oregon to finalize the release dates for these brands in Oregon. In the event that the license acquisition at the Eugene Facility and/or the licensing approval and construction timeline of the Lebanon Facility is delayed or experiences difficulties, the Company has sourced other alternatives to expedite the release of the brands and will update shareholders accordingly as to revised brand rollout dates (if any).

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

The Company is presently conducting limited grow and facility maintenance operations under a Management Agreement with Sunstone Farms, the current licensee. Pending the successful acquisition and transfer of other existing OLCC Marijuana Production and Processing licenses , KAYS intends to build out the facility and ramp up to full production.

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

49

50

51

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

Canada

Canadian Franchising:  KAYS has endeavored to launch its franchise program and growth strategy in Canada. To this end, the Company has retained the Toronto based law firm of Garfinkle Biderman LLP to prepare the legal infrastructure required to enable the Company to sell Kaya Shack™ franchises in Canada.

Garfinkle Biderman has since completed the necessary legal work and the Company is currently in negotiations with different potential development partners to launch franchised operations in Canada and hopes to establish up to 100 franchised locations there over the next five years.

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

90

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

92

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

93

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

94

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

96

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

ΕΘΝΙΚΟ ΤΥΠΟΓΡΑΦΕΙΟ
Καποδιστρίου 34, Τ.Κ. 104 32, Αθήνα
Τηλ. Κέντρο 210 5279000
Κείμενα προς δημοσίευση: webmaster.et@et.gr
02013671404200008

Israel

Kaya Shalvah is the Israeli-based cultivation-for-export project cannabis farming project of U.S. based Kaya Brands International, Inc (“KBI”), a majority owned subsidiary of Kaya Holdings, Inc.

Project Description

Kaya Shalvah will, at full capacity, comprise twenty light deprivation greenhouses, each 35,000 sq. feet (approximately 3,500 sq. meters), situated on 25 acres of land, and supported by an additional 80,000 sq. feet (approximately 8,000 sq. meters) structure for workspace, storage and administrative offices.

Under this model the farm will support 9,360 plants per greenhouse (for a full-capacity total plant count of 187,200 plants). There will be four harvests each year for a total of 748,800 cannabis plants harvested annually. The Company estimates total farm production, once completely constructed and operating at full capacity, to be at least 374,400 pounds (169,825 kilos) of premium grade cannabis annually. The targeted land is in Yerucham, Israel approximately 90 minutes from Tel Aviv.

Why Israel, and Why Yerucham

Among Israel’s chief advantages, alongside its compatible climate, are its tradition of agricultural sophistication and its status as perhaps the world’s premier cannabis research center. Israel has been a pioneer in cannabis R&D for several decades, and has one of the highest per capita rates of medical cannabis patients in the world.

Under the leadership of its Mayor, Tal Ohana, Yerucham has embarked on a program to transform the small desert town into “Greenegev”, the first cannabinoid ecosystem in Israel. The plans call for cultivation, processing and research companies to concentrate their respective activities in Yerucham, attracting services that provide each resident company with core advantages by virtue of the cooperation and support the ecosystem community is uniquely positioned to provide.

Layout for Yerucham based Greenegev Cannabis Center

Current Licensing & Project Status

The path to the necessary licenses in Israel is relatively straightforward; the Company has applied for the necessary permits from the local regional council. Upon notification of approval, the Company will then be required to cultivate 180 cannabis plants, demonstrating to the authorities our capacity to grow medical grade cannabis. Upon completion of the cultivation trial, and the meeting of all licensing criteria, the respective government ministries issue the licenses.

In November 2019 KBI retained the services of the Tel Aviv based law firm Zysman, Aharoni, Gayer to assist the Company in obtaining an Israeli medical cannabis cultivation license and an Israeli license to export medical cannabis. The Company, through its attorneys, is preparing the requisite paperwork for its cannabis cultivation license, which will be submitted for review and approval to the regulating ministries once the Company finalizes its land arrangements with the Yerucham.

The Company meets all the prescribed criteria and the licensing process is progressing, with the full support and valuable assistance of the Yerucham mayor’s office and the municipal staff. The Company is also benefitting from the support and guidance of Major General (Res.) Amram Mitzna, a former Yerucham mayor and the current chairman of the Yerucham Fund. Yerucham has a Development Zone A designation from the Israeli government, making economic growth in the area a national priority and attaching a wide range of financial incentives to companies therein establishing operations. The process is estimated to take between 6-9 months. The Company anticipates receiving its license in early 2021, subject to final acquisition of the land.

Potential Markets

The Company has ongoing discussions with a number of European cannabis distribution companies in an effort to sign non-exclusive supply/sales agreements for all or part of the Company’s yield, in accordance with agreed upon parameters. The Company also expects to target sales in Asia, South America, and additional markets as the global legalization of cannabis progresses. Additionally, the Company is in preliminary discussions with current medical marijuana dispensary license operators in Israel about franchising the Kaya Shack, as well as working with other medical marijuana companies on joint ventures and acquisitions.

The Company has established a Board of Directors for Kaya Shalvah that includes:

Offer Lapidot (Brig. Gen. Res.)

A career fighter pilot in the Israel Air Force (1969-1996), Offer served two tours as a fighter squadron commander, and served as commander of the Flight Training School, commander of the Ramon Air Force base, and Head of Planning & Organization (at Air Force HQ). Offer holds the rank of Brigadier General. After his military service Offer spent a number of years in senior management positions at Israel’s leading retailer, as well as CEO of a high-tech start-up, only to miss flying and return to the skies as a pilot for El Al airlines. After his mandatory retirement from commercial flying, he joined the El Al executive team as the Director of Safety and Quality for El Al Airlines. Offer studied for his B.A. degree in Economics at Bar Ilan University, and holds an M.S. in Management from the Naval Post Graduate School in Monterey, California.

Ilan Horesh (Col. Res.)

Ilan was a career Israel Defense Forces officer, retiring in 1993 after 23 years at the rank of Colonel. During his career Ilan held numerous command positions with combat ground forces. His final assignment in the IDF was Commander of the School of Electronics and Computerization. After his military service Ilan embarked on a career as an executive and leader in the Israeli high tech sector, working with such companies as Pelephone, Bezek, Paz Oil and others. Ilan has served on the Boards of a number of Israeli companies, including Taldor Computer Systems, Ltd., Rakah Pharmaceutical Industry, Ltd., Ampa Investments, Ltd., and Retalix, Ltd.

Joseph Gayer, Adv.

Joseph “Yossi” Gayer is one of the founders of the international law firm ZAG-S&W. Yossi is a prominent expert in a number of legal fields, including commercial litigation and contracts law, representing clients both on domestic and international matters.

Yossi also represents Israel’s leading professional athletes in all fields of sports, including advising sports clubs, organizations, and sponsors in Israel and abroad. His litigation practice has yielded many legal precedents that have influenced the status of professional athletes, both in Israel and abroad, with respect to their rights vis-a-vis employers, sports authorities, and various statutory institutes. Yossi’s expertise includes insurance and property law.

Yossi lectures at the Radzyner School of Law at the Interdisciplinary Center (IDC) Herzliya.

Gadi Katz

Gadi is the founder of Total Immersion Swimming Israel “TISI”, the Israel franchise of a multinational corporation in the sports and leisure market. Gadi has built the Company to a current 70 branches operating across Israel, serving thousands of clients annually. Since founding TISI in 2006, Gadi has become expert in online marketing and has development in-house a state of the art marketing and sales Business Intelligence system. Gadi is also an expert in business development, specializing in small and mid-sized companies. Prior to TISI, Gadi was the co-founder and CFO of the American-Israeli Crisis and Issue Management (AICIM) consulting firm. AICIM specialized in high-level advisory services to politicians (including candidates for Head of State) and business leaders globally. Early in his career Gadi practiced law at what is today Israel’s largest Law Office Meitar & Co., where he engaged in various business focused matters such as Venture Capital, IPOs, M&As, Joint Ventures, Spin Offs and Corporate Restructurings. Gadi holds a B.A. in Business Administration, Magna Cum Laude, LL.B and an MBA.

The Company’s supportive Board of Advisors includes:

Elon Kaplan, Ph.D.

Elon, a Ph.D. in Organizational Psychology is the Founder and CEO of Cytegic, a cutting-edge cyber-risk quantification solution predicated on the idea that enterprise risk is a combination of three key elements: technology, people, and business. Cytegic was recently sold to MasterCard. Elon brings to Kaya Shalvah the guidance of a serial entrepreneur, a scientist and a cyber-security expert. As a business leader, he excels at building exceptional teams and driving innovative breakthroughs. As an applied behavioral scientist, he is trained in specific modeling and statistical methodologies. Prior to Cytegic, Elon was Founder and CEO of Gilon Yaad, Ltd., an organizational business strategy consultancy, where he worked with many large companies, including PayPal, El-Al, Johnson & Johnson, Bank Leumi, Bank HaPoalim, Discount Bank, Maccabi Healthcare, and Comverse.

Rafi Cohen

Rafi is the Israeli Chief of Operations for Day Three Labs. Rafi has managed and overseen small and large-scale cannabis research & development projects since 2015, specializing in medicinal, cosmetic , wellness and animal health product development. For the past five years, Rafi has been dedicated exclusively to working within the emerging Israeli and global cannabis industry, recognizing the commercial and medicinal potential of cannabis. Rafi has distinctive experience in cannabis research projects, product development, clinical studies, investments, and joint ventures. Rafi began his career as a corporate attorney with Fischer Behar Chen Well Orion & Co., where he focused on M&A and strategic corporate development. Later he was a founding partner at Cohen, Light, Ziv and Associates. Rafi has a B.ed. from Herzog College of Education, an MA from Yeshiva University in New York City and an LL.B. from the Hebrew University in Jerusalem.

Josh Rubin

Josh is the founder and CEO of Day Three Labs (DTL). Headquartered in Denver, Colorado and with research operations in Israel, DTL seeks to disrupt the cannabis industry by introducing Israeli cannabis related innovations to the North American and global markets. Josh began his career in the cannabis industry in 2017 as a consultant analyzing trends in the cannabis market. Recognizing the opportunity to bridge the North American and Israeli cannabis sectors, he launched DTL. Josh was well suited to establish DTL, for in addition to his extensive network in Israel, he speaks Hebrew and has experience living and working in Israel. During a five year period in Israel Josh studied at the Hebrew University and the Interdisciplinary College in Herzliya (IDC), worked in the Knesset, and worked for the International Institute for Counter-Terrorism as a researcher. Josh even found time to volunteer as a medic for Magan David Adom. Josh has a Masters of Business Administration from Johns Hopkins University (Marketing), a Masters Degree from IDC in Government and a Bachelor of Arts Degree from Queens College (Psychology & Philosophy).

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019.

Revenues

We had revenues of $263,862 for the three months ended June 30, 2020 as compared to revenues of $249,121 for the three months ended June 30, 2019. The slight increase in revenue is due to the normal fluctuation in the market.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2020 was $59,900 compared to cost of goods sold of $92,719 for the three months ended June 30, 2019. The decrease in cost of goods sold was due to normal fluctuation in the wholesale cannabis market and revised pricing policies.

Salaries and Wages

Salaries and Wages decreased to $93,167 for the three months ended June 30, 2020 as compared to $114,415 for the three months ended June 30, 2019. The decrease in salaries and wages was due to a reduction in staffing from the consolidation of retail outlets and reduced operations.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $164,871 for the three months ended June 30, 2020 as compared to $217,197 for the three months ended June 30, 2019. This decrease reflects the fact that some of the expenses associated with this category have decreased over time.

Professional Fees

Professional fees were $204,165 for the three months ended June 30, 2020 as compared to $145,119 for the three months ended June 30, 2019. The increase in professional fees was primarily related to increases in expenses for accounting, auditing and consulting.

Interest Expense

Interest expense and debt amortization expense decreased to $137,923 for the three months ended June 30, 2020 from $498,370 the three months ended June 30, 2019. These decreases were due to lesser debt incurred over the past 12 months for expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $143,282 for the three months ended June 30, 2020 from $115,253 for the three months ended June 30, 2019. These increase was due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was and expense of $890,989 for the three months ended June 30, 2020 compared to income of $4,736,229 for the three months ended June 30, 2019. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other expense increased to $(1,172,194) for the three months ended June 30, 2020 as compared to other income of $4,122,620 for the three months ended June 30, 2019.

Net Income attributed to Kaya Holdings Inc.

We incurred net loss of $1,424,895 for the three months ended June 30, 2020 as compared to a net income of $3,863,740 for the three months ended June 30, 2019.

The majority of our net loss during the three months ended June 30, 2020 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the volatility factors used in the derivative calculations. The non-controlling interest for the three months ended June 30, 2020 and 2019 was a loss of $5,540 and $61,449 respectively.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Revenues

We had revenues of $499,173 for the six months ended June 30, 2020 as compared to revenues of $512,879 for the six months ended June 30, 2019. The slight decrease in revenue is due to the normal fluctuation in the market and we are evaluating the effect of the COVID 19 pandemic.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2020 was $108,787 compared to cost of goods sold of $238,231 for the six months ended June 30, 2019. The decrease in cost of goods sold was due to normal fluctuation in the wholesale cannabis market and revised pricing policies.

Salaries and Wages

Salaries and Wages decreased to $234,847 for the six months ended June 30, 2020 as compared to $260,870 for the six months ended June 30, 2019. The decrease in salaries and wages was due to a reduction in staffing from the consolidation of retail outlets and reduced operations.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $364,429 for the six months ended June 30, 2020 as compared to $460,220 for the six months ended June 30, 2019. This decrease reflects the fact that some of the expenses associated with this category have decreased over time.

Professional Fees

Professional fees were $379,471 for the six months ended June 30, 2020 as compared to $190,969 for the six months ended June 30, 2019. The increase in professional fees was primarily related to increases in expenses for accounting, auditing and consulting.

Interest Expense

Interest expense and debt amortization expense decreased to $414,149 for the six months ended June 30, 2020 from $972,181 for the six months ended June 30, 2019. These decreases were due to lesser debt incurred over the past 12 months for expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $172,169 for the six months ended June 30, 2020 from $562,148 for the six months ended June 30, 2019. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was and expense of $(956,759) for the six months ended June 30, 2020 compared to a gain of $10,141,165 or the six months ended June 30, 2019. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other expense increased to $(1,552,077) for the six months ended June 30, 2020 as compared to other income of $8,582,075 for the six months ended June 30, 2019.

Net Income attributed to Kaya Holdings Inc.

We incurred net loss of $(2,082,662) for the six months ended June 30, 2020 as compared to a net income of $8,113,272 for the six months ended June 30, 2019.

The majority of our net loss during the six months ended June 30, 2020 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the six months ended June 30, 2020 and 2019 was a loss of $57,776 and $168,608 respectively.

Loss on extinguishment of debt

Loss on extinguishment of debt was $-0- for the six months ended June 30, 2020 as compared to $25,000 for the six months ended June 30, 2019. The loss was due to ratchet provision, which was a change in conversion price on one of the convertible notes issued in 2018.

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

Effective as of July 22, 2020, pursuant to certain ratchet provisions within the Notes and in consideration of further concessions and additional financing assistance provided by the Institutional Investor, the Agreement was further modified so that the Conversion Price of all Notes held by the Institutional Investor and its affiliate, NWP Finance LTD have been reduced to $0.01 per share, subject to certain adjustments in the event of stock dividends, splits. and similar recapitalization events.

As of the date of this report, the Institutional Investor has purchased an aggregate of $3,130,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date.

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

Effective as of July 22, 2020, pursuant to certain ratchet provisions within the Notes and in consideration of further concessions and additional financing assistance provided by the IHNW Investor, the Agreement was further modified so that the Conversion Price of all Notes held by the HNW Investor have been reduced to $0.01 per share, subject to certain adjustments in the event of stock dividends, splits. and similar recapitalization events.

As of the date of this report, the Institutional Investor has purchased an aggregate of $295,000 in principal amount of May 2017 Notes from the Company under the January 2018 Financing Agreement, as amended to date.

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

Note Conversions

No Notes have been converted during the second Quarter, but five (5) Notes representing an aggregate of $102,563 are in the process of being submitted for conversion into 10,256,300 shares of stock of the Company by the HNW pursuant to the July 22, 2020 Amendment to the January 2018 Financing Agreement.

Future Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

In a Board Meeting initially held Monday July 22, 2020 and confirmed on July 22, 2020, the Company reviewed stock compensation packages for KAYS and KBI Management, Board Members, Key Consultants and Service Providers, and Kaya Staff in light of specific circumstances with each group. The discussion and resulting future issuances are summarized below:

In regards to Board of Directors compensation, the Company notes that the only compensation paid the 3 Directors (excluding Mr. Frank) that sit as Board Members is stock, and such stock is supposed to be valued at a minimum of approximately $15,000.00 per year, and that it has been some time since the figure has been adjusted. Accordingly, the stock distribution for each of these three Directors has been raised to 400,000 shares of KAYS restricted stock for the 2020 distribution for their service to the Company during 2020. The shares are considered to be fully paid when issued.

In regards to compensation for Craig Frank (CEO, Acting CFO and Chairman of the Board) and for William David Jones (Senior Advisor for Business Development, Cannabis Licensing and Financial Operations), the Company notes that for the past approximately twenty (20) months that they have only been paid approximately 40% of their base compensation and the other 60% has accrued with the understanding that it will be paid them when the cashflow of the Company permits. Additionally, they have not submitted any expenses for reimbursement that they have paid from their own funds that otherwise would be paid by the Company (travel and entertainment, some professional fees of service providers, technical subscriptions and other general office and business expenses, etc.), and have also made formal and informal personal and business guarantees and traded favors to service providers and others to advance the interests of the Company. Additionally, as the Company did not have the resources available, a previously approved plan to offer health insurance to Mr. Frank and Mr. Jones (as well as the four (4) full-time employees of the Kaya Shack) has not been implemented and they have each born these expenses themselves. Accordingly,the annual stock distribution for Mr. Frank and Mr. Jones has been adjusted from 3,000,000 shares of KAYS stock to 4,000,000 shares of KAYS stock, with the possibility of further distributions based on the Company hitting certain to-be-determined milestones (Mr. Jones’s stock will be awarded from the KAYS 2011 Stock Incentive Plan, and Mr. Frank’s stock will be in the form of KAYS restricted stock.

Additionally, as the Company is prevailing heavily on the efforts of Mr. Jones and Mr. Frank to succeed with KAYS Expansion Plan, the capitalization of Kaya Brands International, Inc. and Kaya Brands USA, Inc. will each include founder shares of 15% in non-dilutive Preferred Shares of each entity to Mr. Frank and Mr. Jones (as was done with Marijuana Holdings Americas to incentivize their work in Oregon). Mr. Frank will also have the discretion to issue similar distributions (or lesser, based on his discretion and the individual facts and circumstances associated with each project) in entities formed in relation to the Kaya Shalva (Israel) and Kaya Kannabis (Greece) projects, as well as any other subsidiaries to be formed in the future.

In regards to the compensation of KAYS SEC Lawyer, it is noted that the attorney’s law firm is owed approximately $50,000.00 from prior billings, yet he has continued to provide the Company with legal services, notwithstanding that cash payments to him have been deferred and has worked for some period of time without billing and instead takes stock as compensation which he liquidates on a very judicious schedule over time as he performs work. Accordingly, KAYS SEC Lawyer is to be awarded 2,000,000 shares of KAYS stock under the 2011 Stock Incentive Plan for his efforts.

In regards to the compensation of Chad Craig, V.P. of Operations and Bryan Arnold, V.P. of Marketing for the Kaya Shack and the rest of the Kaya Shack employees in Oregon, it is noted that we critically depend on the work that they do to define our brand and represent our Company. Accordingly, Craig Frank was given discretion to disburse up to 4,000,000 shares of KAYS stock to the Kaya Shack employees, and he has designated the following awards: Chad Craig, Kaya Shack’s VP of Operations is to be awarded 1,600,000 shares of KAYS stock, Bryan Arnold, Kaya Shack’s VP of Marketing is to be awarded 1,200,000 shares of KAYS stock and the rest of the staff is to be awarded a total of 1,200,000 shares. All of these 4,000,000 shares are to be issued from the 2011 Stock Incentive Plan but are subject to lockup agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of June 30, 2020. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

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

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

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

We asked the OLCC for guidance with respect to interim operation of the facility and were advised to continue operating as usual. Subsequently, in February and March of 2019, the OLCC issued Conditional Letters of authority so that the facility could continue operations pending the Sunstone License renewals and processing of the requested license transfers to KAYS.

Notwithstanding the foregoing, in mid-April 2019, we were advised by Sunstone that it had been notified that the OLCC was proposing that Sunstone’s licenses be cancelled, claiming that that Sunstone had not filed paperwork correctly with respect to the transaction or its historical ownership. A cursory review of the resolution of other sale-related compliance matters listed on the OLCC’s website shows that it is not atypical to for the OLCC to seek revocation of a license, but that often the settlement of that matter includes the sale and transfer of the license. For the record, neither KAYS nor our Oregon OLCC licensed entities were named in OLCC action and are therefore not Party to the License hearings with the OLCC.

Our current understanding is that that a hearing which had been set for August of 2020 has been set aside until October due to the fact that Sunstone is presently in negotiations with the OLCC to settle the matter through the sale of the existing facility licenses to a third party. If this settlement is approved then KAYS would seek to purchase existing facility licenses in the secondary market and work out a settlement with Sunstone for the expenses associated with the acquisition of the new licenses if the amount exceeded what Sunstone received for the sale of the current facility licenses that were due KAYS under the contract executed with Sunstone when it purchased the building from Bruce Burwick.

In the interim KAYS has received documentation from the OLCC confirming that both of the pending Kaya Farms License renewals from 2019 have been approved so that Sunstone may process a current renewal application for the upcoming license year allowing for resolution of the licensing.

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

On August 13, 2020 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share, subject to certain adjustments in the event of stock dividends, splits. and similar recapitalization events. The Note is Due in January of 2024.

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

Dated: August 17, 2020

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

