Form 10-Q
period 2020-09-30
Kaya Holdings, Inc.
filed 2020-11-16
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

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

As of November 13, 2020, the Issuer had 213,960,112 shares of its common stock outstanding.

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

Part I,

Item 1 Condensed Consolidated Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

ASSETS
	(Unaudited)	(Audited)
	September 30, 2020	December 31, 2019
CURRENT ASSETS:
Cash and equivalents	$60,127	$86,967
Inventory-net of allowance	54,393	108,008
Prepaid expenses	8,429	7,774
Total current assets	122,949	202,749

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	419,756	284,042
Property and equipment, net of accumulated depreciation of $730,341 and $564,360 as of September 30, 2020 and December 31, 2019, respectively	1,974,350	2,140,331
Deposits	27,523	27,523
Total other assets	2,421,629	2,451,896

Total assets	$2,544,578	$2,654,645

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$801,726	$698,452
Accounts payable and accrued expense-related parties	644,308	417,733
Accrued interest	469,467	633,064
Right-of-use liabiliy - operating lease	120,684	167,529
Convertible notes payable-net of discount	354,073	303,710
Notes payable	9,312	9,312
Derivative liabilities	21,404,226	7,817,081
Total current liabilities	23,803,796	10,046,881

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount of $542,624 and $471,685	250,000	250,000
Convertible notes payable-net of discount	6,361,050	5,727,874
Right-of-use liabiliy - operating lease	311,883	121,370
Total long term liabilities	6,922,933	6,099,244

Total liabilities	30,726,729	16,146,125

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
100,000 and 100,000 issued and outstanding at September 30, 2020 and December 31, 2019	100	100
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
212,960,112 shares issued as of September 30, 2020 and
187,503,812 shares issued as of December 31, 2019	212,960	187,504
Subscriptions payable	163,880	163,630
Additional paid in capital	20,441,622	19,603,854
Accumulated deficit	(47,603,591)	(32,120,787)
Non-controlling interest	(1,397,122)	(1,325,781)
Net stockholders' deficit	(28,182,151)	(13,491,480)

Total liabilities and stockholders' deficit	$2,544,578	$2,654,645

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net sales	$274,985	$208,843	$774,158	$721,722

Cost of sales	105,862	99,460	214,649	337,691

Gross profit	169,123	109,383	559,509	384,031

Operating expenses:
Professional fees	207,289	71,363	586,760	262,332
Salaries and wages	94,173	142,378	329,020	403,248
General and administrative	636,985	234,085	1,001,414	694,305
Total operating expenses	938,447	447,826	1,917,194	1,359,885

Operating loss	(769,324)	(338,443)	(1,357,685)	(975,854)

Other income(expense):
Interest expense	(150,386)	(137,308)	(450,319)	(395,703)
Amortization of debt discount	(79,844)	(401,980)	(194,060)	(1,115,766)
Derivative liabilities expense	(147,315)	(64,381)	(319,484)	(626,529)
Gain (loss) on extinguishment of debt	—	—	—	(25,000)
Change in derivative liabilities expense	(12,266,838)	1,668,486	(13,232,597)	11,809,651
Other income (expense)	—	(50)	—	188
Total other income (expense)	(12,644,383)	1,064,767	(14,196,460)	9,646,841

Net income (loss)	(13,413,707)	726,324	(15,554,145)	8,670,987

Net (loss) attributed to non-controlling interest	(13,565)	(89,583)	(71,341)	(258,191)

Net income (loss) attributed to Kaya Holdings, Inc.	(13,400,142)	815,907	(15,482,804)	8,929,178

Basic net income (loss) per common share	$(0.07)	$0.00	$(0.08)	$0.05

Weighted average number of common shares outstanding - Basic	201,534,829	173,598,080	192,214,957	171,794,716

Diluted net income per common share	$(0.07)	$0.00	$(0.08)	$0.02

Weighted average number of common shares outstanding - Diluted	201,534,829	432,023,413	192,214,957	430,220,049

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the nine months ended September 30, 2020 and December 31, 2019

(Unaudited)

						Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit

					Subscription Payable
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2018	50,000	$ 50	165,812,128	$ 165,812	$ 397,209	$ 17,100,137	$ (39,924,912)	$ (1,043,517)	$ (23,305,221)

Imputed interest	-	-	-	-	-	67,500	-	-	67,500

Loss on debt extinguishment	-	-	-	-	-	25,000	-	-	25,000

Common stock issued for services	-	-	4,600,000	4,600	-	275,700	-	-	280,300

Common stock issued for services - related parties	-	-	6,000,000	6,000	-	384,000	-	-	390,000

Common stock issued for debt conversion and interest	-	-	7,785,952	7,786	(233,579)	225,793	-	-	-

Common stock issued for notes conversion and interest	50,000	50	3,305,732	3,306	-	595,816	-	-	599,172

Cash for KBI Preferred Shares	-	-	-	-	-	75,000	-	-	75,000

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	854,908	-	-	854,908

Net loss	-	-	-	-	-	-	7,804,125	(282,264)	7,521,861

Balance, December 31, 2019	100,000	$ 100	187,503,812	$ 187,504	$ 163,630	$ 19,603,854	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Balance, December 31, 2019	100,000	$ 100	187,503,812	$ 187,504	$ 163,630	$ 19,603,854	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Imputed interest	-	-	-	-	-	16,875	-	-	16,875

Common stock issued for Cash	-	-	-	-	250	7,715	-	-	7,965

Common stock issued for services	-	-	7,200,000	7,200	-	230,400	-	-	237,600

Common stock issued for services - related parties	-	-	8,000,000	8,000	-	256,000	-	-	264,000

Common stock issued for notes conversion and interest	-	-	10,256,300	10,256	-	92,307	-	-	102,563

Warrants granted for Cash	-	-	-	-	-	4,535	-	-	4,535

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	229,936	-	-	229,936

Net loss	-	-	-	-	-	-	(15,482,804)	(71,341)	(15,554,145)

Balance, September 30, 2020 (Unaudited)	100,000	$ 100	212,960,112	$ 212,960	$ 163,880	$ 20,441,622	$ (47,603,591)	$ (1,397,122)	$ (28,182,151)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES:
Net income/(loss)	$(15,482,804)	$8,929,178
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(71,341)	(258,191)
Depreciation	165,981	171,852
Imputed interest	16,875	50,625
Loss (Gain) on Extinguishment of Debt	—	25,000
Derivative expense	319,485	626,529
Change in derivative liabilities	13,232,596	(11,809,651)
Amortization of debt discount	194,061	1,115,766
Stock to be issued for services - related parties	264,000	—
Stock to be issued for services	237,600	—
Changes in operating assets and liabilities:
Prepaid expense	(655)	10,267
Inventory	53,615	9,626
Right-of-use asset	(135,714)	300,965
Accrued interest	428,444	345,078
Accounts payable and accrued expenses	103,274	133,769
Accounts payable and accrued expenses - Related Parties	226,575	—
Right-of-use liabilities	143,668	(296,578)

Net cash used in operating activities	(304,340)	(645,765)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(19,668)

Net cash used in investing activities	—	(19,668)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	12,500	—
Proceeds from convertible debt	265,000	565,000

Net cash provided by financing activities	277,500	565,000

NET INCREASE (DECREASE) IN CASH	(26,840)	(100,433)

CASH BEGINNING BALANCE	86,967	111,512

CASH ENDING BALANCE	$60,127	$11,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	5,000	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	229,936	—
Adoption of lease standard ASC 842	—	638,593
Derivative liability on convertible note payable	265,000	565,000
Value of common shares issued for conversion of principle and interest	102,563	—
Value of common shares issued for conversion of convertible	—	233,579
notes payable issued from stock payable
Capitalization of interest pursuant to amended agreement	584,478	—

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

MJAI Oregon 1 LLC is the entity that holds the licenses for the Company’s retail store operations and pending OLCC Production and Processing license transfer applications for the 260 Grimes Street property in Eugene, Oregon. MJAI Oregon 5 LLC maintains the Company’s pending OLCC Producer Application for the Company’s 26-acre farm property in Lebanon Oregon

Nature of the Business

In January 2014, KAYS incorporated MJAI, a wholly owned subsidiary, to focus on opportunities in the legal recreational and medical marijuana in the United States. MJAI has concentrated its efforts in Oregon, where through controlled Oregon limited liability companies, it initially secured licenses to operate a medical marijuana dispensary (an “MMD”) and following legalization of recreational cannabis use in Oregon, has secured licenses to operate four retail outlets and purchased 26 acres for development as a legal cannabis cultivation and manufacturing facility. The Company has developed the Kaya Shack™ brand for its retail operations.

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

On August 18, 2018, the Company had concluded the purchase of the Eugene, Oregon based Sunstone Farms manufacturing facility, which is licensed by the OLCC for both the production of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing and indoor grow facility, as well as equipment for growing and extraction activity. The facility can produce in excess of 800 pounds cannabis flower annually as currently outfitted. The Company is presently seeking transfer of the Facility’s OLCC Marijuana Production and Processing Licenses from the Facility’s Prior Licensee, Sunstone Farms to MJAI Oregon 1, LLC which the OLCC has not yet approved. Pending the transfer or issuance of a new License to the Company’s Operating subsidiary, or the purchase of another existing OLCC License and its transfer for use at the Facility the Company has conducted only limited operations of the Facility pending resolution of the Licensing. For more information please see Part II, Item 1. Legal Proceedings of this filing.

On September 26, 2019, the Company formed the majority owned subsidiary Kaya Brands International, Inc. (“KBI”) to serve as the Company’s vehicle for expansion into worldwide cannabis markets.

On November 4, 2019 the Company filed an 8-K announcing that its majority owned subsidiary, Kaya Brands International, Inc. (“KBI”), had executed a memorandum of understanding (“MOU”) setting forth the terms for KBI’s acquisition of a 50% ownership interest in Greekkannabis, PC (“GKC”). GKC is an Athens, Greece based cannabis company which has applied for and is awaiting issuance of a medical cannabis cultivation, processing, and export license from the Greek government

In February 2020, the Company renewed the OLCC Marijuana Retailer Licenses #1, 2 and 4 listed above and did not renew OLCC Marijuana Retailer License #3 and ceased operations at that location. Additionally, the Company is in the process of seeking to transfer OLCC License #4 to either its 12,000 square foot property in Eugene, Oregon to facilitate a delivery hub for Eugene, Oregon or other such location to make effective use of MJAI Retailer License #4.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $15,482,804 for the nine months ended September 30, 2020 and a net income of $8,929,178 for the nine months ended September 30, 2019. The decrease in net income is due to the changes in derivative liabilities, the decrease in amortization of debt discount and derivative liabilities expense, as well as the company continues to have operating losses. At September 30, 2020, the Company has a working capital deficiency of $23,680,847 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory, and other risks including the potential risk of business failure.

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

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of September 30, 2020, Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 1, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of September 30, 2020 is $54,393 and $108,008 as of December 31, 2019. No allowance as necessary as of September 30, 2020 and December 31, 2019.

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

Earnings Per Share

In accordance with ASC 260, Earnings per Share, the Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed if the Company has net income; otherwise it would be anti-dilutive and would result from the conversion of a convertible note.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$60,127	$-	$-
Total assets	60,127	-	-
Liabilities
Convertible debentures, net of discounts of $542,624	-	-	6,965,123
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	21,404,226
Total liabilities	-	-	28,369,349
	$60,127	$-	$(28,369,349)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$86,967	$-	$-
Total assets	86,967	-	-
Liabilities
Convertible debentures, net of discounts of $471,685	-	-	6,281,584
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	7,817,081
Total liabilities	-	-	14,098,665
	$86,967	$-	$(14,098,665)

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

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt.

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

11

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

Stock-Based Compensation – Non-Employees

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

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2020.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ATM Machine	$11,000	$11,000
Computer	22,736	22,736
Furniture & Fixtures	49,408	49,408
HVAC	41,768	41,768
Land	697,420	697,420
Leasehold Improvements	333,529	333,529
Machinery and Equipment	408,133	408,133
Sign	43,594	43,594
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,704,691	2,704,691
Less: Accumulated Depreciation	(730,341)	(564,360)
Property, Plant and Equipment - net	$1,974,350	$2,140,331

Depreciation expense totaled of $165,981 and $171,852 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)
Rent Deposits	$22,032	$22,032
Security Deposits	5,491	5,491
Non-Current Assets	$27,523	$27,523

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 0.47%, volatility ranging from 84.63% to 126.87%, trading prices ranging from $0.020 per share to $0.0438 per share and a conversion price ranging from $0.01 per share to $0.10 per share. The total derivative liabilities associated with these notes were $21,404,226 at September 30, 2020 and $7,817,081 at December 31, 2019.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			9.30.2020	12.31.19

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	76,288
C	Convertible		X	8.0%	1-Jan-24	41,195	38,144
D	Convertible		X	8.0%	1-Jan-24	262,156	242,737
O	Convertible		X	8.0%	1-Jan-24	136,902	126,760
P	Convertible		X	8.0%	1-Jan-24	66,173	61,271
Q	Convertible		X	8.0%	1-Jan-24	65,274	60,439
S	Convertible		X	8.0%	1-Jan-24	63,205	58,523
T	Convertible		X	8.0%	1-Jan-24	313,634	290,402
BB	Convertible	X		10.0%	1-Jan-20	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-20	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	174,074
LL	Convertible		X	8.0%	1-Jan-24	749,697	694,164
MM	Convertible		X	8.0%	1-Jan-24	124,690	115,500
NN	Convertible		X	8.0%	1-Jan-24	622,588	576,470
OO	Convertible		X	8.0%	1-Jan-24	620,908	574,915
PP	Convertible		X	8.0%	1-Jan-24	611,428	566,137
QQ	Convertible		X	8.0%	1-Jan-24	180,909	167,508
RR	Convertible		X	8.0%	1-Jan-24	586,804	500,000
SS	Convertible		X	8.0%	1-Jan-24	174,374	150,000
TT	Convertible		X	8.0%	1-Jan-24	345,633	300,000
UU	Convertible		X	8.0%	1-Jan-24	171,304	150,000
VV	Convertible	X		8.0%	1-Jan-21	113,322	104,937
XX	Convertible		X	8.0%	1-Jan-24	112,734	100,000
YY	Convertible		X	8.0%	1-Jan-24	173,039	155,000
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	150,000
AAA	Convertible		X	8.0%	1-Jan-24	104,641	95,000
BBB	Convertible		X	8.0%	1-Jan-24	87,066	80,000
CCC	Convertible	X		8.0%	1-Jan-20	25,000	25,000
DDD	Convertible		X	8.0%	1-Jan-24	75,262	70,000
EEE	Convertible		X	8.0%	1-Jan-24	160,619	150,000
FFF	Convertible	X		8.0%	1-Jan-21	-	15,000
GGG	Convertible		X	8.0%	1-Jan-24	79,422	75,000
HHH	Convertible	X		8.0%	1-Jan-21	35,000	35,000
III	Convertible	X		8.0%	1-Jan-21	-	25,000
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	50,000
KKK	Convertible	X		8.0%	1-Jan-21	-	20,000
LLL	Convertible		X	8.0%	1-Jan-24	77,992	75,000
MMM	Convertible		X	8.0%	1-Jan-24	51,348	50,000
OOO	Convertible	X		8.0%	1-Jan-21	-	10,000
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,000
QQQ	Convertible	X		8.0%	1-Jan-21	-	25,000
RRR	Convertible	X		8.0%	1-Jan-21	15,000	-
SSS	Convertible		X	8.0%	1-Jan-24	75,000	-
TTT	Convertible		X	8.0%	1-Jan-24	80,000	-
UUU	Convertible		X	8.0%	1-Jan-24	20,000	-
VVV	Convertible		X	8.0%	1-Jan-24	75,000	-
Total Convertible Debt						7,257,747	6,503,269
Less: Discount						(542,624)	(471,685)
Convertible Debt, Net of Discounts						$ 6,715,123	$ 6,031,584
Convertible Debt, Net of Discounts, Current						$ 353,762	$ 303,710
Convertible Debt, Net of Discounts, Long-term						$ 6,361,361	$ 5,727,874

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.028 per share to $0.45 per share and a conversion price ranging from $0.0224 per share to $0.41 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $53,088.

 A recap of the balance of outstanding convertible debt at September 30, 2020 is as follows:

Principal balance	$25,000
Accrued interest	28,088
Balance maturing for the period ending:
September 30, 2020	$53,088

The Company valued the derivative liabilities at September 30, 2020 at $27,872. The Company recognized a change in the fair value of derivative liabilities for the three months ended September 30, 2020 of $805 which were charged (credited) to operations.  In determining the indicated values at September 30, 2020, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.032, and conversion prices of $0.0256 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.028 per share to $0.14 per share and a conversion price ranging from $0.01 per share to $0.04 per share. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The balance of these convertible notes at September 30, 2020 including accrued interest amounted to $408,845. The derivative liability associated with these notes as of September 30, 2020 were $1,141,730. During 2020, interest of $28,573 was capitalized.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.01 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $145,100. The derivative liability associated with this note as of September 30, 2020 were $405,166. During 2020, interest of $10,142 was capitalized.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.02 per share. The balance of the convertible note at June 30, 2020 including accrued interest amounted to $70,136. The derivative liability associated with this note as of September 30, 2020 were $195,842. During 2020, interest of $4,902 was capitalized.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share a conversion price of $0.01 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $69,183. The derivative liability associated with this note as of September 30, 2020 were $193,182. During 2020, interest of $4,835 was capitalized.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.01 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $66,990. The derivative liability associated with this note as of September 30, 2020 were $187,058. During 2020, interest of $4,682 was capitalized.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.01 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $332,418. The derivative liability associated with this note as of September 30, 2020 were $928,217. During 2020, interest of $23,232 was capitalized.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.01 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $53,746. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The accrued interest of $5,000 was paid in cash on September 29, 2019. The derivative liabilities of $5,853 associated to this note was reclassified to APIC. The derivative liability associated with this note as of September 30, 2020 were $120,381. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.01 per share. The market value of the stock at the date when the debt becomes convertible was $0.078. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $117,492. The accrued interest of $10,000 was converted to 333,333 shares of common stock on September 15, 2019. The Derivative liabilities of $11,706 associated to this note was reclassified to APIC. The derivative liability associated with this note as of September 30, 2020 were $263,160. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. . In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.27 per share and a conversion price of $0.01 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $199,259. The derivative liability associated with this note as of September 30, 2020 were $556,414. During 2020, interest of $13,926 was capitalized.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $794,597. The derivative liability associated with this note as of September 30, 2020 were $2,218,770. During 2020, interest of $55,533 was capitalized.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%.The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $132,158. The derivative liability associated with this note as of September 30, 2020 were $369,027. During 2020, interest of $9,190 was capitalized.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.31 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $659,875. The derivative liability associated with this note as of September 30, 2020 were $1,842,582. During 2020, interest of $46,118 was capitalized.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.028 per share to $0.30 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $658,095. The derivative liability associated with this note as of September 30, 2020 were $1,837,612. During 2019, interest of $45,993 was capitalized.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $648,047. The derivative liability associated with this note as of September 30, 2020 were $1,809,555. During 2020, interest of $45,291 was capitalized.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $191,743. The derivative liability associated with this note as of September 30, 2020 were $535,409. During 2020, interest of $13,401 was capitalized.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $621,948. The derivative liability associated with this note as of September 30, 2020 were $1,894,363. During 2020, interest of $86,804 was capitalized.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 131.81%, trading prices ranging from $0.028 per share to $0.27 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $184,817. The derivative liability associated with this note as of September 30, 2020 were $516,069. During 2020, interest of $24,374 was capitalized.

(TT)

On February 5, 2018, the Company received $300,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $.028 per share to $0.49 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $366,333. The derivative liability associated with this note as of September 30, 2020 were $1,019,915. During 2020, interest of $45,633 was capitalized.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.028 per share to $0.14 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $181,564. The derivative liability associated with this note as of September 30, 2020 were $506,984. During 2020, interest of $21,304 was capitalized.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.59%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.028 per share to $0.14 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $120,119. The derivative liability associated with this note as of September 30, 2020 were $269,066. During 2020, interest of $8,385 was capitalized.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility from 84.63% to 127.07%, trading prices ranging from $0.028 per share to $0.16 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $119,486. The derivative liability associated with this note as of June 30, 2020 were $333,642. During 2020, interest of $12,734 was capitalized.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.88%, trading prices ranging from $0.028 per share to $0.13 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $183,402. The derivative liability associated with this note as of September 30, 2020 were $512,118. During 2020, interest of $18,039 was capitalized.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.028 per share to $0.13 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $176,581. The derivative liability associated with this note as of September 30, 2020 were $493,071. During 2020, interest of $16,603 was capitalized.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.83%, volatility from 84.63% to 126.87%, trading price from $0.028 per share to $0.13 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $1010,908. The derivative liability associated with this note as of September 30, 2020 were $309,691. During 2020, interest of $9,641 was capitalized.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.87%, trading price from $0.028 per share to $0.13 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $92,280. The derivative liability associated with this note as of September 30, 2020 were $257,677. During 2020, interest of $7,066 was capitalized.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $0.05 per share to $0.03 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.63%, volatility from 84.63% to 126.87%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $28,552. The derivative liability associated with this note as of September 30, 2020 were $63,952.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility from 84.63% to 126.87%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $79,770. The derivative liability associated with this note as of September 30, 2020 were $222,745. During 2020, interest of $5,262 was capitalized.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.48%, volatility from 84.63% to 126.87%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $170,239. The derivative liability associated with this note as of September 30, 2020 were $475,361. During 2020, interest of $10,619 was capitalized.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 125.60%, trading price of ranging from $0.028 to $0.11 per share. The convertible debt of $15,000 and accrued interest of $1,690 were converted to 1,669,000 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $37,251 associated to this note was reclassified to APIC. The balance of the convertible note at September 30, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of September 30, 2020 were -0-.

(GGG)

On April 6, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 126.87%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $84,179. The derivative liability associated with this note as of September 30, 2020 were $235,054. During 2020, interest of $4,422 was capitalized.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 126.87%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $39,037. The derivative liability associated with this note as of September 30, 2020 were $87,435.

(III)

On May 6, 2019 the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 125.60%, trading price of ranging from $0.028 to $0.11 per share. The convertible debt of $25,000 and accrued interest of $2,390 were converted to 2,739,000 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $61,990 associated to this note was reclassified to APIC. The balance of the convertible note at September 30, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of September 30, 2020 were -0-.

(JJJ)

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 126.87%, trading price of ranging from $0.028 to $0.11 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $55,596. The derivative liability associated with this note as of September 30, 2020 were $155,243. During 2020, interest of $2,455 was capitalized.

(KKK)

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11 to 2.40%, volatility from 82.70% to 125.60%, trading price of ranging from $0.028 to $0.11 per share. The convertible debt of $20,000 and accrued interest of $1,780 were converted to 2,178,000 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $48,673 associated to this note was reclassified to APIC. The balance of the convertible note at September 30, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of September 30, 2020 were -0-.

(LLL)

On July 2, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.75%, volatility from 105.36% to 126.87%, trading price of ranging from $0.028 to $0.067 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $82,663. The derivative liability associated with this note as of September 30, 2020 were $230,821. During 2020, interest of $2,992 was capitalized.

(MMM)

On August 30, 2019, the Company received $50,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.75%, volatility from 105.36% to 126.87%, trading price of ranging from $0.028 to $0.064 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $54,423. The derivative liability associated with this note as of September 30, 2020 were $151,967. During 2020, interest of $1,348 was capitalized.

(OOO)

On November 4, 2019, the Company received $10,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.59%, volatility from 107.76% to 125.60%, trading price of ranging from $0.028 to $0.056 per share. The convertible debt of $10,000 and accrued interest of $557 were converted to 1,055,700 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $23,592 associated to this note was reclassified to APIC. The balance of the convertible note at September 30, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of September 30, 2020 were -0-.

(PPP)

On November 14, 2019 the Company received $95,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.59%, volatility from 107.76% to 123.13%, trading price of ranging from $0.028 to $0.055 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $101,727. The derivative liability associated with this note as of September 30, 2020 were $284,054. During 2020, interest of $979 was capitalized.

(QQQ)

On December 19, 2019, the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.59%, volatility from 107.76% to 125.60%, trading price of ranging from $0.028 to $0.060 per share. The convertible debt of $25,000 and accrued interest of $1,146 were converted to 2,614,600 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $58,430 associated to this note was reclassified to APIC. The balance of the convertible note at September 30, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of September 30, 2020 were -0-.

(RRR)

On January 8, 2020, the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.55%, volatility from 115.62% to 126.87%, trading price of ranging from $0.028 to $0.054 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $15,872. The derivative liability associated with this note as of September 30, 2020 were $35,551.

(SSS)

On January 10, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 0.37%, volatility from 115.62% to 126.87%, trading price of ranging from $0.028 to $0.05 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $79,328. The derivative liability associated with this note as of September 30, 2020 were $221,509.

(TTT)

On May 21, 2020, the Company received $80,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.28%, volatility from 121.13% to 126.87%, trading price of ranging from $0.0319 to $0.320 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $82,308. The derivative liability associated with this note as of September 30, 2020 were $229,831.

(UUU)

On August 13, 2020, the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.55%, volatility from 115.62% to 126.87%, trading price of ranging from $0.028 to $0.054 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $20,210. The derivative liability associated with this note as of September 30, 2020 were $56,432.

(VVV)

On September 24, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.28%, volatility from 121.13% to 126.87%, trading price of ranging from $0.0319 to $0.320 per share. The balance of the convertible note at September 30, 2020 including accrued interest amounted to $75,098. The derivative liability associated with this note as of September 30, 2020 were $209,699.

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non-Related Party

	June 30, 2020	December 31, 2019
Note 3	-0-	-0-
Note 4	-0-	-0-
Note 5	9,312	9,312
Note 6	-0-	-0-
Total Non-Convertible Debt	9,312	9,312

(3) On May 17, 2016, the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018.

(4) On May 9, 2016, the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of December 31, 2019 with an outstanding balance of $9,312.

(6) On December 21, 2017, the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV) due January 1, 2020

B-Related Party

Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000

	$250,000	$250,000

(1)

At December 31, 2013 the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and there is no accrued interest or principal due until December 31, 2017. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of Kaya Holdings Inc., which if converted are subject to resale restrictions through December 31, 2015. The two-year note in the aggregate amount of $500,000 is convertible into the Company’s preferred stock at a conversion rate of $10.00 per share of preferred. At a conversion rate of 433.9297 common shares to 1 preferred share, this would result in a total of 21,696,485 common shares issued if all debt were converted. The market value of the stock at the date of issuance of the debt was $0.04. The debt issued is a result of a financing transaction and contain a beneficial conversion feature valued at $500,000 to be amortized over the life of the debt. Total amortization for the period ending June 30, 2020 was $0. On January 1, 2019, the holder of the note extended the due date until December 31, 2021.

As of September 30, 2020, the balance of the debt was $250,000 which is not convertible. The company recorded imputed interest of $16,875 and $67,500 for the period ending September 30, 2020 and December 31, 2019, respectively, on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001, of which 100,000 shares have been designated as Series C convertible preferred stock (“Series C” or “Series C preferred stock”). The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers, and other rights, as it deems appropriate.

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

On October 16, 2019, total of 3,305,732 shares of common stock of Kaya Holdings Inc. had been issued in satisfaction of 3 promissory notes dated on September 21, 2015 in amount of $5,000, September 21, 2015 in amount of $10,000, November 15, 2016 in amount of $84,172. Total of 50,000 shares of preferred stock had been issued in satisfaction 2 promissory notes for a total of $500,000.

On October 16, 2019, total of 6,000,000 shares of common stock of Kaya Holding Inc. had been issued for services performed; 3,000,000 shares were issued to a non-management consultant and 3,000,000 shares were issued to a related party The shares were valued at $390,000. Total of 4,600,000 shares of common stock has been issued for service performed by employees. The shares were valued at $280,300.

On February 13, 2020, the Company sold 0.25 subscription unit for $12,500. Each unit consists of 1,000,000 shares of the Company's common stock; 1,000,000 one-year class A warrants at an exercise price of $0.12 per Company's share; 1,000,000 two-year class B warrants at an exercise price of $0.18 per Company's share; and 1,000,000 shares of common stock of Kaya Brands International, Inc, which is a majority-owned subsidiary of the Company. As of September 30, 2020, the shares had not been issued.

On July 13, 2020, total of 8,000,000 shares of common stock of Kaya Holding Inc. had been issued for services performed; ; 4,000,000 shares were issued to a non-management consultant and 4,000,000 shares were issued to a related party The shares were valued at $264,000. Total of 7,200,000 shares of common stock has been issued for service performed by employees. The shares were valued at $237,600.

On July 20, 2020, total of 10,256,300 shares of common stock of Kaya Holdings Inc. had been issued in satisfaction of 5 promissory notes. The total principal and interest converted were $102,563.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.028 per share to $0.41 per share and a conversion price ranging from $0.01 per share to $0.03 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2019	$7,817,081
Initial	584,485
Change in Derivative Values	13,232,596
Conversion of debt-reclass to APIC	(229,936)
Balance as of September 30, 2020	$21,404,226

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $265,000 for the new notes issued for the nine months ended September 30, 2020.

The Company recorded initial derivative liability expense of $319,485 for the nine months ended September 30, 2020.

The Company recorded a change in the value of embedded derivative liabilities expense of $13,232,597 for the nine months ended September 30, 2020.

The Company reclassified derivative liabilities of $229,936 to additional paid in capital due to debt conversion for the nine months ended September 30,2020.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $542,624  as of September 30, 2020.

The Company recorded $194,061 for amortization of debt discount expense for the nine months ended September 30, 2020.

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

On December 31, 2015, the Company entered into an agreement to extend the debt until December 31, 2017 with no additional interest for the extension period. On January 1, 2018, the Company entered into an agreement to further extend the debt until December 31, 2021 with no additional interest for the extension period.

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

On October 14, 2019, the shareholder submitted a conversion notice and the $500,000 in convertible debt was converted into 50,000 Series C Preferred shares of KAYS stock. The stock was issued from Treasury as restricted stock and carries a minimum of one-year restriction before it can be registered for resale pursuant to Rule 144.

In 2019, the Company issued a stock grant to Bruce Burwick for 100,000 shares of KAYS stock for his service as a board member. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of September 30, 2020, the accrued compensation was approximately $644,000, whereas, $410,000 was carried over from prior years.

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

On July 22, 2020, the Board of Directors approved the issuance of 10,000,000 shares of stock to recipients of the plan (the shares are to be issued after the 2020 June 30 Quarterly filing is completed). Upon issuance the remaining balance of the shares available in the plan will be 905,000 shares.

NOTE 13 – WARRANTS

On September 8, 2015, the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of September 30, 2020, the note was paid in full.

On September 9, 2015, the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 3,161,583 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of September 30, 2020, the note was paid in full.

On May 9, 2016, the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of September 30, 2020, the note was paid in full.

On May 17, 2016, the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 2,371,187 paid and non-assessable shares of the Common Stock at the price of $0.0316297 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of September 30, 2020, the note was paid in full.

Warrants issued to Non-Employees
	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2019	11,065,540	0.0316297	3.8
Granted	500,000	0.1500000	.86
Exercised	—	—	—
Expired	—	—	—
Balance as of September 30, 2020	11,565,540	0.036741	2.17

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several operating leases for an office and store lease in Fort Lauderdale, Florida, and several locations in Oregon under arrangements classified as leases under ASC 842.

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

The Company has right-of-use assets of $419,756 and operating lease liabilities of $432,567 as of September 30, 2020. Operating lease expense for the nine months ended September 30, 2020 was $105,624.

Maturity of Lease Liabilities at September 30, 2020	Amount
2020 (excluding the nine months ended September 30, 2020)	40,273
2021	151,572
2022	115,010
Later years	210,413
Total lease payments	517,268
Less: Imputed interest	(84,701)
Present value of lease liabilities	$432,567

Note 15- Subsequent Events

Licensing Update- Kaya Farms Indoor Grow and Processing Facility in Eugene, Oregon

As previously reported in the fourth quarter of 2018, KAYS concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the Oregon Liquor Control Commission (the “OLCC”) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase included a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity.

KAYS entered into a management agreement with the holder of existing OLCC licenses (“Sunstone”) to oversee operations at the facility pending transfer of the licenses to KAYS, which were aware would be an extended and cumbersome process. In mid-April 2019, we were advised by Sunstone that it had been notified that the OLCC was proposing that Sunstone’s licenses be cancelled, claiming that that Sunstone had not filed paperwork correctly with respect to the transaction or its historical ownership.

At the OLCC’s Administrative Hearing Session held on October 15, 2020, the OLCC approved a settlement between the Oregon Liquor Control Commission (OLCC) and Sunstone Marketing Partners that required theirs license to either be sold to a third party (other than KAYS) or surrendered. It is our understanding from Bruce Burwick (the principal of Sunstone who became a director of KAYS following the completion of our acquisition of the Sunstone), that Sunstone is seeking to complete a sale of the licenses in the secondary market, and that the proceeds from that sale will be remitted to KAYS in order to enable KAYS to purchase other licenses in the secondary market for operation of the facility.

KAYS confirmed that they are reviewing additional development plans for the facility that includes the establishment of a Medical Marijuana Production, Processing and Research Facility at the location so as to allow for product research and development related to the launch of their planned Greece and Israel Kaya Farms facilities to service the European Medical Marijuana Market.

Licensing Update- Kaya Farms Greenhouse Grow and Production facility in Lebanon, Oregon

On November 12, 2020 the Company received official notification from the OLCC hat they were ready to move forward on the KAYS license application for their Kaya Farms Greenhouse Grow and Production facility located in Lebanon, Oregon, and on November 13, 2020 KAYS met with Linn County Zoning Officials and filed for a one year extension of their Zoning Permits so as to allow for scheduling of construction and OLCC licensing inspections after the facility is completed.

The facility features approximately 85,000 square feet of buildings and greenhouses on approximately 26.5 acres in the heart of Oregon’s Agriculture Country in Linn County. Under present laws the property can easily deliver 6-8,000 pounds of cannabis each year; if future regulations permit this capacity could easily be increased to over 100,000 pounds of cannabis per year.

KAYS is still working out logistics but is targeting the facility to be functional for late Spring 2021.

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

48

49

50

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

**Signature Page Follows**

2

GREEKKANNABIS P.C.

By: ____________________

Name: Ilias Kammenos

Title: Managing Partner & Shareholder

Date:

By: ____________________

Name: **Panagiotis Kininis**

Title: Managing Partner & Shareholder

Date: May 22, 2020

By: ____________________

Name: **Calliope Zogopoulou**

Title: Shareholder

Date: May 22, 2020

GREEKKANNABIS IKE
ΠΡΟΪΟΝΤΑ ΦΑΡΜ/ΚΗΣ ΚΑΝΝΑΒΗΣ
ΑΝΑΣΤΑΣΕΩΣ 6 - ΕΛΛΗΝΙΚΟ 167 77
ΑΦΜ: 801066559 - ΤΗΛ.: 6940975713

KAYA BRANDS INTERNATIONAL, INC.

By: ____________________

Name: Craig Frank

Title: Chairman, CEO

Date: May 22, 2020

3

ADDENDUM THREE

dated [26]th September 2020

to the Memorandum of Understanding ("MoU")dated 31st October 2019 and Addendum One to the MoU dated 18th February 2020 and Addendum Two to the MoU dated 22nd May 2020 and entered into by and between

Kaya Brands International, Inc. or "KBI" (a majority owned subsidiary of Kaya Holdings, Inc., a US Publicly Traded Company)
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

(B) Taking under consideration that all necessary Greek License(s) had not been previously been obtained and that the due diligence process had not been completed, the Parties previously agreed to amend and extend the Term and Expiry of the MoU until the 1st day of June 2020 and executed Addendum One to the Agreement.

(C) Since that time the Installation License for the Project has been awarded by the Government of Greece and the Parties have completed the initial business plan for investment banking consideration, but taking under consideration the complications experienced from the Global Coronavirus Pandemic, the Parties have previously agreed to further extend the Term and Expity of the MoU until the 30th day of September 2020 and executed Amendment two to the Agreement.

(D) Since that time additional work has progressed but as the Parties have been limited in their abilities to complete final items related to the due diligence process and execute certain Corporate documents due to the continuing complications experienced from the Global Coronavirus Pandemic, the Parties have agreed to further extend the Term of the MoU until the 31st day of Deceember 2020.

(E) Any reference to Articles, terms and definitions in this Addendum One shall be to the Articles, terms and definitions of the MOU.

1

NOW IT IS HEREBY AGREED AS FOLLOWS:

1. Term and Expiry

Clause 11 of the MoU ("Term and Expiry") shall be deleted in its entirety and replaced with the following:

"Should the option for KBI to acquire a 50% ownership interest in GKC from the Corporate Shareholders not be exercised and the Definitive Agreements not be executed **until the 31st day of December 2020**, or should the Greek Licenses irrevocably and definitely not be granted, the cooperation shall not proceed and this MoU is terminated and no fees or other obligations are owed to any Party.

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

2. Miscellaneous

2.1. All other terms and conditions of the MOU shall remain unchanged and in full force and effect. If there is any conflict between the terms and conditions of this Addendum Three and the terms and conditions of the MOU, the terms and conditions of this Addendum Three shall prevail.

2.2. This Addendum Three may be executed in any number of counterparts. A signed copy received by facsimile or by email shall be deemed to be an original.

2.3. This Addendum Three shall be governed by Greek Law and construed in accordance with English and Greek languages but in the event of a dispute the prevailing language version will be English.

Signature Page Follows

2

GREEKKANNABIS P.C.

By:______________________

Name: **Ilias Kammenos**

Title: Managing Partner & Shareholder

Date: 29/9/2020

By:______________________

Name: **Panagiotis Kininis**

Title: Managing Partner & Shareholder

Date: 29/9/2020

By:______________________

Name: **Calliope Zogopoulou**

Title: Shareholder

Date: 29/9/2020

KAYA BRANDS INTERNATIONAL, INC.

By:______________________

Name: **Craig Frank**

Title: Chairman, CEO

Date:

3

92

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

94

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

95

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

96

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

98

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019.

Revenues

We had revenues of $274,985 for the three months ended September 30, 2020 as compared to revenues of $208,843 for the three months ended September 30, 2019. The slight increase in revenue is due to the normal fluctuation in the market.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2020 was $105,862 compared to cost of goods sold of $99,460 for the three months ended September 30, 2019. The increase in cost of goods sold was due to normal fluctuation in the wholesale cannabis market, increased revenue, and revised pricing policies.

Salaries and Wages

Salaries and Wages decreased to $94,173 for the three months ended September 30, 2020 as compared to $142,378 for the three months ended September 30, 2019. The decrease in salaries and wages was due to a reduction in staffing from the consolidation of retail outlets and reduced operations.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $636,985 for the three months ended September 30, 2020 as compared to $234,085 for the three months ended September 30, 2019. This increase reflects the fact that some of the expenses associated with this category have decreased over time, offset by an increase in stock based compensation of $501,600 for the three months ended September 30, 2020 as compared to $-0- for the three months ended September 30, 2019.

Professional Fees

Professional fees were $207,289 for the three months ended September 30, 2020 as compared to $71,363 for the three months ended September 30, 2019. The increase in professional fees was primarily related to increases in expenses for accounting, auditing and consulting.

Interest Expense and Amortization of Debt Discount

Interest expense and debt amortization expense decreased to $230,230 for the three months ended September 30, 2020 from $539,288 the three months ended September 30, 2019. These decreases were due to lesser debt incurred over the past 12 months for expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $147,315 for the three months ended September 30, 2020 from $64,381 for the three months ended September 30, 2019. This increase was due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was an expense of $12,266,388 for the three months ended September 30, 2020 compared to income of $1,668,486 for the three months ended September 30, 2019. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other expense decreased to $-0- for the three months ended September 30, 2020 as compared to other expense of $50 for the three months ended September 30, 2019.

Net Income attributed to Kaya Holdings Inc.

We incurred net loss of $13,400,142 for the three months ended September 30, 2020 as compared to a net income of $815,907 for the three months ended September 30, 2019.

The majority of our net loss during the three months ended September 30, 2020 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the volatility factors used in the derivative calculations. The non-controlling interest for the three months ended September 30, 2020 and 2019 was a loss of $13,565 and $89,583 respectively.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenues

We had revenues of $774,158 for the nine months ended September 30, 2020 as compared to revenues of $721,722 for the nine months ended September 30, 2019. The slight increase in revenue is due to the normal fluctuation in the market and we are evaluating the effect of the COVID 19 pandemic.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2020 was $214,649 compared to cost of goods sold of $337,691 for the nine months ended September 30, 2019. The decrease in cost of goods sold was due to normal fluctuation in the wholesale cannabis market and revised pricing policies.

Salaries and Wages

Salaries and Wages decreased to $329,020 for the nine months ended September 30, 2020 as compared to $403,248 for the nine months ended September 30, 2019. The decrease in salaries and wages was due to a reduction in staffing from the consolidation of retail outlets and reduced operations.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $1,001,414 for the nine months ended September 30, 2020 as compared to $694,305 for the nine months ended September 30, 2019. This increase reflects the fact that some of the expenses associated with this category have decreased over time, offset by an increase in stock based compensation of $501,600 for the nine months ended September 30, 2020 as compared to $-0- for the nine months ended September 30, 2019.

Professional Fees

Professional fees were $586,760 for the nine months ended September 30, 2020 as compared to $262,332 for the nine months ended September 30, 2019. The increase in professional fees was primarily related to increases in expenses for accounting, auditing and consulting.

Interest Expense and Amortization of Debt Discount

Interest expense and debt amortization expense decreased to $644,379 for the nine months ended September 30, 2020 from $1,511,469 for the nine months ended September 30, 2019. These decreases were due to lesser debt incurred over the past 12 months for expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $319,484 for the nine months ended September 30, 2020 from $626,529 for the nine months ended September 30, 2019. These decreases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was an expense of $13,292,597 for the nine months ended September 30, 2020 compared to a gain of $11,809,651 or the nine months ended September 30, 2019. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other expense decreased to $-0- for the nine months ended September 30, 2020 as compared to other expense of $188 for the nine months ended September 30, 2019.

Loss on extinguishment of debt

Loss on extinguishment of debt was $-0- for the nine months ended September 30, 2020 as compared to $25,000 for the nine months ended September 30, 2019. The loss was due to a ratchet provision, which was a change in conversion price on one of the convertible notes issued in 2018.

Net Income attributed to Kaya Holdings Inc.

We incurred net loss of $15,482,804 for the nine months ended September 30, 2020 as compared to a net income of $8,929,178 for the nine months ended September 30, 2019.

The majority of our net loss during the nine months ended September 30, 2020 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the nine months ended September 30, 2020 and 2019 was a loss of $71,341 and $258,191 respectively.

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

Effective as of January 1, 2020, the Agreement was further amended to: (a) extend the maturity date all then outstanding Company promissory notes held by the Institutional Investor and its affiliate, NWP Finance LTD, from January 1, 2021 to January 1, 2024; (b) notwithstanding item “a” upon the Company receiving US$4,000,000.00 in new financing from sources other than the Holder, the Holder shall have the option to have the Company allocate 10% of any additional financing beyond this amount for purposes of early repayment of any Notes still held by the Holder; (c) notwithstanding item “a” provide for an “Acceleration Provision” in the event of a change in the event that Craig Frank is no longer the CEO of the Company, and/or W. David Jones is no longer retained to provide Business Consulting Services to the Company through BMN Consultants (either through resignation, termination or through determination by the Board of Directors that the respective party is medically incapable of conducting their duties), then the Holder of this Note is entitled to enact the Acceleration Provision by notifying the Company’s Board of Directors or Corporate Counsel which provides for the Maturity Date to be accelerated from January 1, 2024 to ninety (90) days from receipt of said notice; (d) the limitation on conversion of shares by the Holder to an amount less than 4.99% of the total issued and outstanding stock of the Company is automatically deemed waived with respect to a conversion of the Notes in connection with the occurrence of any of the corporate events described in Section 8(h) of the Notes; (e) the corporate events listed in Section 8(h) are also deemed to include a buyback/repurchase of the Company’s Shares by the Company, taking the Company “private”, a tender offer for the Company’s shares by another entity or individual(s) or other such action; and (f) the Conversion Price of the Notes will be adjusted if the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Conversion Notice is less than $0.05 per share, the Conversion Price for the shares shall be adjusted to the lesser of: sixty percent (60%) of the average closing price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of the Company’s receipt of the Holder’s Election Notice reflecting such election, but in any event not less than $.01 per share, OR $.03 per share, and in any event not to exceed such $.03 per share.

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

As of the date of this report, the Institutional Investor has purchased an aggregate of $3,125,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date.

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

Plan of Operations

Management believes that further proceeds expected to be received from the above described financings as well as any other financing transactions that it is seeking to enter into, combined with existing and anticipated revenues, will alleviate the Company’s financial difficulties to a significant extent and will allow the Company to meet its anticipated working capital needs for a period of between twelve and eighteen months from the date of this report. However, there can be no assurance that further funding from the May 2017 Financing, the January 2018 Financing or other contemplated financings will be achieved, or if achieved that they will be successful to the level required to meet the Company’s cash needs, or that management’s belief will be correct and that the Company will not sooner require additional financing to meet its working capital needs prior to achieving profitability or positive cash flow. Moreover, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Note Conversions

On August 25, 2020 a total of five (5) Notes representing an aggregate of $102,563 of Principal and Interest were converted into 10,256,300 shares of stock of the Company by the HNW pursuant to the July 22, 2020 Amendment to the January 2018 Financing Agreement. The Notes issuances were discussed at a Board Meeting held July 13, 2020 and confirmed on July 22, 2020.

Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

In a Board Meeting initially held Monday July 13, 2020 and confirmed on July 22, 2020, the Company approved stock compensation packages for KAYS and KBI Management, Board Members, Key Consultants and Service Providers, and Kaya Staff in light of specific circumstances with each group. The discussion and resulting issuances are summarized below:

On August 24, 2020 a total of 1,200,000 shares of restricted stock were issued to 3 of the Directors of the Company for their service to the Company. In regards to Board of Directors compensation, the Company noted that the only compensation paid the 3 Directors (excluding Mr. Frank) that sit as Board Members is stock, and such stock is supposed to be valued at a minimum of approximately $15,000.00 per year, and that it has been some time since the figure has been adjusted. Accordingly, the stock distribution for each of these three Directors has been raised to 400,000 shares of KAYS restricted stock for the 2020 distribution for their service to the Company during 2020.

On August 24, 2020, 4,000,000 shares of stock were issued to Craig Frank and his family for his services to the Company as CEO, Acting CFO and Chairman of the Board, and on August 25, 2020 4,000,000 shares of stock were issued to William David Jones’s family for his services provided through BMN Consultants, Inc. as Senior Advisor for Business Development, Cannabis Licensing and Financial Operations to the Company. In regards to compensation for Craig Frank (CEO, Acting CFO and Chairman of the Board) and for William David Jones (Senior Advisor for Business Development, Cannabis Licensing and Financial Operations), the Company notes that for the past approximately two years that they have only been paid approximately 40% of their base compensation and the other 60% has accrued with the understanding that it will be paid them when the cashflow of the Company permits. Additionally, they have not submitted any expenses for reimbursement that they have paid from their own funds that otherwise would be paid by the Company (travel and entertainment, some professional fees of service providers, technical subscriptions and other general office and business expenses, etc.), and have also made formal and informal personal and business guarantees and traded favors to service providers and others to advance the interests of the Company. Additionally, as the Company did not have the resources available, a previously approved plan to offer health insurance to Mr. Frank and Mr. Jones (as well as the four (4) full-time employees of the Kaya Shack) has not been implemented and they have each born these expenses themselves. Accordingly, the annual stock distribution for Mr. Frank and Mr. Jones was been adjusted from 3,000,000 shares of KAYS stock to 4,000,000 shares of KAYS stock, with the possibility of further distributions based on the Company hitting certain to-be-determined milestones. Mr Frank’s stock was issued as KAYS restricted stock and Mr. Jones’s stock was awarded from the KAYS 2011 Stock Incentive Plan.

Additionally, as previously disclosed, as the Company is prevailing heavily on the efforts of Mr. Jones and Mr. Frank to succeed with KAYS Expansion Plan, the capitalization of Kaya Brands International, Inc. (“KBI”) was adjusted so that they each now have received 15% of non-dilutive Preferred Shares of KBI, and they are each scheduled to receive 15% in non-dilutive Preferred Shares of Kaya Brands USA, Inc. (as was done with Marijuana Holdings Americas to incentivize their work in Oregon). Mr. Frank will also have the discretion to issue similar distributions (or lesser, based on his discretion and the individual facts and circumstances associated with each project) in entities formed in relation to the Kaya Shalva (Israel) and Kaya Kannabis (Greece) projects, as well as any other subsidiaries to be formed in the future.

On August 25, 2020, 2,000,000 shares of stock were issued to KAYS SEC Lawyer for Legal Services provided to the Company. In regards to the compensation of KAYS SEC Lawyer, it is noted that the attorney’s law firm is owed approximately $50,000.00 from prior billings, yet he has continued to provide the Company with legal services, notwithstanding that cash payments to him have been deferred and has worked for some period of time without billing and instead takes stock as compensation which he liquidates on a very judicious schedule over time as he performs work. KAYS’ SEC Lawyer’s stock was awarded from the KAYS 2011 Stock Incentive Plan.

On August 25, 2020 the Company issued a total of 1,600,000 shares of stock to Chad Craig, V.P. of Operations for Kaya Farms and Kaya Shack Operations in the State of Oregon, 1,200,000 shares of stock to Bryan Arnold, V.P. of Marketing for Kaya Shack Kaya Farms and Kaya Shack Operations in the state of Oregon and a total of 1,200,000 shares of stock to a total of ten (10) members of management and staff for Kaya Farms and Kaya Shack Operations in the State of Oregon. In regards to the compensation of Chad Craig, V.P. of Operations and Bryan Arnold, V.P. of Marketing for the Kaya Shack and the rest of the Kaya Shack employees in Oregon, it is noted that we critically depend on the work that they do to define our brand and represent our Company. All of these 4,000,000 shares were issued from the 2011 Stock Incentive Plan but are subject to lockup agreements.

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

A hearing which had been set for August of 2020 was postponed until October 2020, due to the fact that Sunstone was in negotiations with the OLCC to settle the matter through the sale of the existing facility licenses to a third party. At the OLCC’s Administrative Hearing Session held on October 15, 2020, the OLCC approved a settlement between the OLCC and Sunstone that required theirs license to either be sold to a third party (other than KAYS) or surrendered.

It is our understanding from Bruce Burwick, the principal of Sunstone who became a director of KAYS following the completion of our acquisition of the Sunstone, that Sunstone seeking to complete a sale of the licenses in the secondary market. The proceeds from that sale will be remitted to KAYS in order to enable KAYS to purchase other licenses in the secondary market for operation of the facility.

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

On September 24, 2020 the Company received $75,000 from the issuance of convertible debt to CVC International, LTD (f/k/a Cayman Venture Capital Fund). Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.01 per share, subject to certain adjustments in the event of stock dividends, splits. and similar recapitalization events. The Note is Due in January of 2024.

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
113

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2020

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

