Form 10-K
period 2020-12-31
Kaya Holdings, Inc.
filed 2021-03-31
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

[ ] Large accelerated filer [ ] Accelerated filer

[X] Non-accelerated filer [X] Smaller reporting company

[X] emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately 4,486,058 as of June 30, 2020, based on the closing price on such date of $0.48 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 14,381,075 shares of common stock outstanding as of March 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-K except those Exhibits so incorporated as set forth in the list of Exhibits set forth in Item 15 of this Annual Report on Form 10-K.

KAYA HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

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

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has operated and maintained over the past seven years in Oregon.

The Company is currently applying for a new Cannabis Processing License for its 12,000 square foot Cannabis Processing and Cannaceutical Facility in Eugene, Oregon which KAYS acquired in October 2018.

Additionally, the Company also owns a 26-acre parcel in Lebanon, Linn County, Oregon, which it purchased in August 2017 on which it intends to construct a cannabis cultivation complex, which will initially consist of an 85,000-square foot Kaya Farms™ Greenhouse Grow and Production Facility. The Company has received county zoning approvals for the complex, and has recently been notified by the OLCC that they are ready to proceed with KAYS Production (Grow) Licensing for the Linn County Facility pending completion of initial construction.

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

Kaya Brands International and International Plans for Expansion

Kaya has recently implemented a strategic shift away from the U.S. cannabis market, its initial intended focus, placing current expansion emphasis on international opportunities and brand extensions. While the US Cannabis markets are receiving a strong tail wind from the recent change in administration and the fact that US Cannabis Banking and Taxation Laws and Regulations are forecast to become more industry friendly, KAYS believes that it will still be some years until such time that the Federal Laws allow for Interstate Cannabis Commerce and true economies of scale to develop within the emerging U.S. Cannabis Markets. Thus, KAYS has developed an exciting international growth program with the potential for strategic position and growth, all the while remaining prepared for the eventuality of a more inviting U.S. market.

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

KAYS intends to maintain a majority ownership of KBI, but is also working on plans to issue a dividend of common shares in KBI to shareholders of record at a date to be determined by the Board of Directors of KAYS.

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

The United States

 New Frontier Data forecasts that the legal U.S. markets will generate nearly $19 billion in legal sales in 2020, growing to over $20 billion by 2022.

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

With the U.S. political shift creating federal U.S. legalization optimism, the U.S. marijuana market is projected to grow to $30-$37 billion by 2024. On the other hand, with over twice the population of the U.S. and Canada combined, Europe’s cannabis market is projected to reach $146.37 billion by 2028.

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

Currently Operational Brands (2014-2020)

5

Next Stage Traditional (2020-2022)

Next Stage Innovative (2020-2022)

Note: The “Next Stage Traditional” and “Next Stage Innovative” brands are all targeted for release over the 6-18 months. The Company is currently awaiting the culmination of both the new licensing process and buildout of the Kaya Farms Processing & Cannaceutical Production Facility in Eugene, Oregon, and the pending license issuance of the Kaya Farms Ag Facility in Lebanon, Oregon to finalize the release dates for these brands in Oregon. In the event that the licensing approval and construction timeline of these facilities is delayed or experiences difficulties, the Company has sourced other alternatives to expedite the release of the brands and will update shareholders accordingly as to revised brand rollout dates (if any).

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

The Company is exploring opportunities to expand its operations beyond Oregon by replicating its Kaya Shack™ brand retail outlets through franchising in other states where medial and or recreational cannabis use is legal or expected to become legal in the near term, as well as in Canada, Greece and Israel, as part of KAYS International Expansion Plans. KAYS also is targeting opening corporate owned marijuana production and processing facilities to support the envisioned franchised outlets, and to both maintain quality control and offer customers a consistent customer experience while reducing costs of goods to franchisees.

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
Trainwreck - A-Buds
454g
23.12% THC - Chemhistory - 1810CH0291.1259
Tested: 10/22/2018 Harvest Date: 10/15/2018
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Stone Mt. Tangie - A-Buds
454g

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has operated and maintained over the past seven years in Oregon. Additionally, KAYS has produced a full line of cannabis concentrates and extracts which it has initially produced through third party manufacturers and marketed at the Kaya Shack Stores, along with the very popular Kaya Buddies line of strain specific cannabis cigarettes.

Please see the following pages for an overview of our current properties in Oregon which details their history, current status and intended development, as well as pictures of our crops and testing results for some of the cannabis and cannabis products in our strain library.

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

Kaya Farms Indoor Marijuana Grow, Processing & Cannaceutical Production Facility

On October 23, 2018 KAYS announced that it had concluded the purchase of the real property and associated equipment utilized by the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase included a 12,000 square foot building housing equipment for growing and extraction activity.

The purchase price of $1.3 was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company, and became a Board Member of Kaya Holdings. While the shares carried a lock-up-restriction allowing for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS, none of the shares have been submitted for resale.

As the OLCC deemed that the licenses that were part and parcel of the purchase were ultimately non-transferrable to KAYS by Sunstone, the Company recently negotiated a settlement with the seller that allows KAYA to retain ownership of the facility, for the return of all shares issued to the seller as part of the transaction (the 12 million shares for the facility purchase, the 2.5 million shares issued for $250,000.00, and subsequent shares issued as annual compensation for Board Member Compensation) in exchange for allowing the seller to retain the proceeds of the sale of the grow license to an unrelated third party that is in process of obtaining approvals from the OLCC to relocate it to another location, as well as provides for the seller to resign from the Board of Kaya Holdings and work as a non-exclusive consultant to the Company for the next 48 months for a total four year fee of $140,000.

As part of a larger production and processing plan that would allow for a more efficient Production and Processing plan and economy of scale, the Company is presently in the process of submitting a new OLCC Marijuana Processing License for the 12,000 facility, and plans to renovate and dedicate the facility to produce various brands of oils, edibles, concentrates and extracts, and develop medical grade laboratory facilities for the production of a proprietary Kaya Cannaceuticals™, while conductingall future grow operations at the Lebanon Kaya Farms Ag Facility upon completion of construction and licensing.

17

18

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

Kaya Brands International

After over five years of conducting “touch the plant” U.S. cannabis operations inside the strict regulatory confines of a public company, KAYS has formed Kaya Brands International, Inc. (“Kaya International” or “KBI”), to leverage its experience and expand into worldwide cannabis markets. KBI’s current operations and initiatives include Canada Greece, and Israel, with additional areas under consideration for Mexico, Uruguay and Zimbabwe.

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

Greece

Kaya Kannabis is a joint venture project cultivation-for-export cannabis-farming project of Athens based Greekkannabis PC (“GKC”) and KBI. GKC is a recently formed Athens, Greece based cannabis company with deep ties in the Greek business community and a strong presence in the academic and agricultural communities. The alliance is designed to combine the business acumen and extensive European network of GKC with the broad cannabis industry and cannabis cultivation experience of Kaya Holdings.

A Greek Kannabis Kaya Brands International Joint Venture

kind cultivation

KAYA KANNABIS

KAYA FARMS GREECE

HIGHLY EFFICIENT COMMERCIAL MEDICAL CANNABIS CULTIVATION

© 2020 Kaya Kannabis All Rights Reserved.

Kaya Kannabis Medical Cannabis Production Facility in Thebes, Greece (Project Design Rendering

Project Description

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

Project Location

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

Kaya Kannabis Medical Cannabis Production Facility in Thebes, Greece (Project Design Rendering)

Current Project Status & Developmental Timeline

On October 31, 2019 KAYS entered into an initial Memorandum of Understanding (“MOU”) setting forth an agreement in principle for KBI to acquire a 50% ownership interest in GKC, pursuant to which in consideration for KBI providing the necessary expertise related to cannabis cultivation, processing, brand development and other matters, KBI would have the right to acquire a 50% ownership interest in GKC by reimbursing GKC for 50% of its license application costs (with allowances for KBI’s expenses as well).

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

On January 13, 2021 KAYS reported that its majority-owned subsidiary KBI had exercised its option to acquire a 50% Interest in GKC:

KBI acquired an initial 25% interest in GKC through a share purchase agreement with existing shareholders of GKC, which was consummated as of December31, 2020.

The remaining 25% interest is in process of being issued to KBI for a minor amount of paid in capital in recognition of KAYS and KBI’s contributions to the project.

The acquisition of the 50% interest in GKC is the cornerstone of KAYS’ planned Kaya Kannabis project, announced in late 2019 with the objective of establishing a beachhead to enter the lucrative global medical cannabis market from Greece, a member of the European Union.

On January 21, 2021 KAYS announced that the Joint Venture has named Dimitris Bouras the Lead Engineer, and his firm, Whitestone MCI, the Chief Engineering Group for the development and construction of the Company's planned cannabis cultivation and processing facility in Thebes, Greece:

Dimitris Bouras has successfully been planning and constructing large engineering projects internationally for 30 years, and serves as the CEO of Whitestone, a firm founded in 2008 that is active in engineering, design, construction and O&M of industrial, marine and commercial projects. Whitestone MCI has been active in the Medical & Industrial Cannabis Industry since 2017 and is a leading Engineering & EPC Contracting Company that offers total project development services to GACP/EU GMP Standards. Whitestone MCI currently has active projects in Greece, Cyprus, Portugal, North Macedonia, Poland and Africa.

On February 1, 2021 KAYS reported that the joint venture had engaged Dutch based Orange Ridge Capital B.V. (“Orange Ridge”) to raise up to $45 million for its planned 15-acre cannabis cultivation and processing facility in Thebes, Greece:

Orange Ridge Capital B.V. ("Orange Ridge") is registered at the Dutch Authority for the Financial Markets (AFM: Autoriteit Financiele Markten) and is registered as an Alternative Investment Fund Manager (an "AIFMD") with the Dutch Supervisory Authority in The Netherlands. Orange Ridge has comprehensive expertise in sustainable real asset investments that require significant due diligence and technical expertise, access to capital, and local partnerships in strategic locations.

As an AIFMD, Orange Ridge's mission is to generate attractive investment returns from high-quality sustainable real assets such as timberland, farmland, agriculture, infrastructure, real estate, and renewable energy in Europe, the Americas, and Australasia, and provides these sustainable real asset investment solutions and strategies to a wide range of clients in Europe, the Middle East, and the Americas, such as pension funds, insurance companies, sovereign wealth funds, family offices, and investment consultants.

Kaya Shalvah is the Israeli-based cultivation-for-export project cannabis farming project of U.S. based Kaya Brands International, Inc (“KBI”), a majority owned subsidiary of Kaya Holdings, Inc.

 Kaya Shalvah Cannabis Production Facility, Greenegeve Cannabis Ecosystem, Yerucham, Isreal (Project Design Rendering)

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

Project Location- Greenegev Cannabis Ecosystem, Yerucham, Israel

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

Layout for Yerucham-based Greenegev Cannabis Center

Current Licensing & Project Status

In late 2019 and early 2020, KBI retained the services of the Tel Aviv based law firms Zysman, Aharoni, Gayer and Sullivan Law, respectively, to assist the Company in obtaining an Israeli medical cannabis cultivation license and an Israeli license to export medical cannabis. Part of this process included the establishment of our entity to do business in Israel (Kaya Shalvah) as well as building out Kaya Shalvah’s Board of Directors and Board of Advisors (biographies listed below).

In early and mid 2020, the Company, through its attorneys, worked to prepare the requisite paperwork for its cannabis cultivation license application. On November 30, 2020 the Company submitted its application for its initial cannabis cultivation license to the Ministry of Health, Division of Medical Cannabis, and was advised that the review process would take 3 to 6 months.

As of March 20, 2021, our attorneys advised that the license was in its final stage of approval (having completed the review and screening process as an International Company applying for a cannabis license in Israel), and that the process should be completed shortly and the license issued.

Once the Company receives the license, the Company will submit its land acquisition bid for 100 Dunams (approximately 25 acres) of land to the Israel Land Authority, which is processing applications for the land bids that are part of the highly sought after Greenegez Canabis Center in Yerucham, Israel.

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

The Company’s supportive Board of Advisors includes:

Uzi Teshuva

Uzi is a second-generation Israeli farmer, active in agriculture since his teenage years. Since 1991 Uzi has served as the CEO of a farm distributes its agricultural products, grown using groundbreaking and innovative agricultural methods. Uzi became the active Chairman of TAP, an agricultural engineering and technology company specializing in the design, construction and management of agricultural farms in numerous countries worldwide.

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

During the years ended December 31, 2020 and 2019, we raised approximately $277,500 and $770,000, respectively, through a series of private debt and equity offerings to finance operations.

The Company incurred net loss of $12,297,222 and net income of $7,521,861 or the years ended December 31, 2020 and 2019, respectively.

All of the net income for the years ended December 31, 2020 and December 31, 2019 were not actual operating gains but were a result of the derivative liabilities from the conversion of debt from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

At December 31, 2020, we had a total stockholders' deficit of ($24,926,089) and a working capital deficiency of $20,472,416. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business plan anticipates that operations will undergo expansion in 2020 and beyond. This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

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

The principal stockholder of KAYS holds 1,533,131 shares of common stock and 50,000 shares of Series C Convertible Stock. Additionally, our CEO owns 752,011 shares of common stock and 50,000 shares of Series C Convertible Preferred Stock. These preferred shares can be converted into a total of 2,888,665 shares of KAYS common stock which, added to the common shares of KAYS held by both parties gives them approximately 29.9% of votes on matters presented to stockholders. Accordingly, they are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The conversion of KAYS’ outstanding preferred stock by the CEO and convertible debt held by our principal stockholder would result in the issuance of 2,888,665 shares of KAYS’ common stock. Additionally, conversion of other convertible debt described in this Annual Report would result in further dilution to KAYS’ stockholders. Accordingly, such market overhang could adversely impact the market price of the common stock.

KAYS has 100,000 shares of Series C Convertible Preferred Stock outstanding, all of which are held by our CEO and our principal stockholder. These preferred shares can be converted into a total of 2,888,665 shares of KAYS common stock. Additionally, the company has other convertible debt described in this Annual Report, which would result in further dilution if converted Such market overhang could adversely impact the market price of KAYS’s common stock as a result of the dilution which would result if such securities were converted into shares of KAYS common stock.

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

The Company has right-of-use assets of $322,760 and operating lease liabilities of $423,185 as of December 31, 2020. As noted above, the two (2) leases that the Company entered into effective April 15, 2016 are in the process of being terminated with the landlord subject to completion of negotiations. Accordingly, there is an impairment of the right-of-use-assets in the amount of $87,151.

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

A. Licensing Update- Kaya Farms Greenhouse Grow and Production Facility, Lebanon, Oregon

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

On November 12, 2020 the Company received official notification from the OLCC that they were ready to move forward on the KAYS license application for their Kaya Farms Greenhouse Grow and Production facility located in Lebanon, Oregon, and on November 13, 2020 KAYS met with Linn County Zoning Officials and filed for and received a one year extension of their Zoning Permits so as to allow for scheduling of construction and OLCC licensing inspections after the facility is completed.

The facility features approximately 85,000 square feet of buildings and greenhouses on approximately 26.5 acres in the heart of Oregon’s Agriculture Country in Linn County. Under present laws the property can easily deliver 6-8,000 pounds of cannabis each year; if future regulations permit this capacity could easily be increased to over 100,000 pounds of cannabis per year.

KAYS is still working out logistics but is targeting the facility to be functionally complete by mid-fall 2021.

B. Settlement with Sunstone, Burwick regarding non-transferability of Sunstone Grow License

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

As the settlement between the OLCC and Sunstone/Burwick deemed that the licenses that were part and parcel of the purchase were ultimately non-transferrable to KAYS by the OLCC, the Company recently negotiated a settlement with the seller (Sunstone and Bruce Burwick) that allows for the return of all 1,006,671 shares issued to the seller as part of the transaction (the 773,336 shares for the facility purchase, the 166,667 shares issued for $250,000.00, and subsequent shares issued as annual compensation for Board Member Compensation) in exchange for allowing the seller to retain the proceeds of the sale of the grow license to an unrelated third party that is in process of obtaining approvals from the OLCC to relocate it to another location, as well as provides for the seller to resign from the Board of Kaya Holdings and work as a non-exclusive consultant to the Company for the next 48 months for a total four year fee of $140,000.00.

The settlement between Sunstone and KAYS is effective March 31, 2021 but is contingent on Sunstone receiving the proceeds of the sale of the grow license to the unrelated third party as described above; the Company has been advised that the funds are in escrow for release pending the OLCC transfer approval which should be sometime prior to June 30, 2021.

As part of a larger production and processing plan that would allow for a more efficient Production and Processing plan and economy of scale, the Company is presently in the process of submitting a new OLCC Marijuana Processing License for the 12,000 facility, and plans to renovate and dedicate the facility to produce various brands of oils, edibles, concentrates and extracts, and develop medical grade laboratory facilities for the production of a proprietary Kaya Cannaceuticals™, while conducting all future grow operations at the Lebanon Kaya Farms Ag Facility upon completion of construction and licensing

C. Service Provider and Vendor Litigation and Settlements

·	On December 13, 2019 Siegelaub, Rosenberg, P.A. filed a suit against the Company in Broward County Court seeking payment of $6,000 together with costs, prejudgment interest and attorney’s fees for an unpaid invoice for work that it alleged was performed in preparation of the Company’s 2018 10-K (the “Siegelaub Claim”). On March 28, 2020 the Company filed a response to the Siegelaub Claim which included a Counterclaim for Breach of Contract for the Plaintiff’s failure and refusal to perform its obligations and is seeking damages in an amount exceeding $30,000. On April 20, 2020 the Parties reached a settlement in the matter and resolved the final accounting invoice for a payment of $1,500.00 with each Party responsible for their attorney’s fees and executing mutual releases.

·	On December 3, 2020 a suit was filed against Kaya Shack/MJAI Oregon 1 by a Groen Chocolate claiming non-payment of a Vendor Invoice in the amount of $7,196.50. A settlement was reached February 22, 2021 which requires that required payment of $7,186.50 of which $2,696.50 remains to be paid.

·	On January 21, 2021 a suit was filed against Kaya Holdings, Inc. and MJAI Oregon 1, LLC dba Kaya Shack by Northwest Confection claiming non-payment of a Vendor Invoice in the amount of $28,363.52. The Company’s Oregon counsel is in process of responding to the suit and also discussing a settlement.

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

Holders of Our Common Stock

As of March 19, 2020 we had 636 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of March 5, 2021, they held 6,711,071 shares of common stock for these shareholders. When the Company last received a report from CEDE it showed a log of 8,621 shareholders that consented to release their name to the Company for purposes of shareholder communications. Accordingly, we believe that KAYS has approximately 10-11,000 beneficial stockholders as of such date.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0 shares (1)	n/a	60,367 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

(1)	Represents shares of common stock issued or reserved for issuance under our 2011 Incentive Stock Plan.

Recent Sales of Unregistered Securities

As detailed in the accompanying financial statements and footnotes, in 2020 KAYS issued a total of 10,256,300 shares of common stock (adjusted to 683,754 shares after the reverse stock split became effective December 15, 2020) to shareholders of the Company for conversion of principal and interest due from convertible promissory notes.

In 2020 KAYS received a total of $235,000 from additional sales of Convertible Promissory Notes pursuant to the May 2017 Financing Agreement and $35,000 from sales of Convertible Promissory Notes pursuant to the January 2018 Financing Agreement (each as described below).

Additionally, in 2020 KAYS received $12,500 from stock subscriptions.

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

Effective as of July 22, 2020, pursuant to certain ratchet provisions within the Notes and in consideration of further concessions and additional financing assistance provided by the Institutional Investor, the Agreement was further modified so that the Conversion Price of all Notes held by the Institutional Investor and its affiliate, NWP Finance LTD have been reduced to $0.01 (0.15 post-split) per share, subject to certain adjustments in the event of stock dividends, splits and similar recapitalization events.

As of the date of this report, the Institutional Investor has purchased an aggregate of $3,185,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date.

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

Effective as of July 22, 2020, pursuant to certain ratchet provisions within the Notes and in consideration of further concessions and additional financing assistance provided by the Institutional Investor, the Agreement was further modified so that the Conversion Price of all Notes held by the HNW Investor have been reduced to $0.01 (0.15 post-split) per share, subject to certain adjustments in the event of stock dividends, splits and similar recapitalization events.

As of the date of this report, the HNW Investor has purchased an aggregate of $395,000 in principal amount of January 2018 Notes from the Company under the January 2018 Financing Agreement, as amended to date.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenues

We had revenues of $1,029,543 for the year ended December 31, 2020, as compared to revenues of $1,014,266 for the year ended December 31, 2019.

Cost of Sales

We had a cost of sales of $310,685 on revenues of $1,029,543 for the year ended December 31, 2020 versus a cost of sales of $$410,250 on revenues of $1,014,266 for the year ended December 31, 2019

Operating Expenses

General and administrative were $720,525 for the year ended December 31, 2020, as compared to $932,553 for the year ended December 31, 2019. Salaries and wages were $418,697 for the year ended December 31, 2020 as compared to $505,049 for the year ended December 31, 2019. The decrease in these expense categories from 2019 to2020, reflects our increased level of operations. Professional fees were $ 1,327,607 for the year ended December 31, 2020, as compared to $1,431,297 for the year ended December 31, 2019, reflecting a decrease of $103,690, and there was an impairment of the right-of-use-assets in the amount of $87,151 as we are in the process of terminating two leases for stores we have closed. After giving effect to all of the foregoing, total operating expenses were $2,553,980 for the year ended December 31,2020, as compared to $2,868,899 for the year ended December 31, 2019. Accordingly, our operating loss was $1,835,122 for the year ended December 31, 2020, as compared to $2,264,883 for the year ended December 31, 2019.

Interest expense

Interest expense was $602,806 for the year ended December 31, 2020, as compared to $579,722 for the year ended December 31, 2019, reflecting a decrease of additional debt incurred in 2020 to fund expansion of our operations.

Net Income (Loss)

After giving effect to an operating loss of $1,835,122, interest expense of $602,806, amortization of debt discount of $241,755, derivative liabilities expense of $324,033 andloss on extinguishment of debt of $-0-, loss on disposal/impairment of fixed assets of $173,658, change in derivative liabilities expense of $9,119,848 arising from the reduction of our stockprices which increased the volatility factors used in the derivative calculations, we had net loss from non-controlling interest of $198,401 for the year ended December 31,2020.

This compares to a net loss from non-controlling interest of $282,264 for the year ended December 31, 2019, after giving effect to an operating loss of $2,264,883, interest expense of $579,722, amortization of debt discount of $1,412,548, derivative liabilities expense of $634,741 and loss on extinguishment of debt of $25,000 offset by other income from a change in derivative liabilities income of $12,438,755 arising from the stabilization of our stock prices which reduced the volatility factors used in the derivative calculations. The net loss attributable to the Company for 2020 and net income attributable to the Company for 2019 was $12,098,821 and $7,804,125, respectively.

Liquidity and Capital Resources

Overview

During 2020 our cash position decreased by $43,805 to $43,162 and our negative working capital increased by $10,628,284 to $20,472,416.

As of December 31, 2020, our working capital consisted of cash of $43,162, inventories of $47,618 and prepaid expenses of $12,135.

Our current liabilities include accounts payable and accrued expenses of $988,247, accounts payable and accrued expenses-related parties of $846,111 accrued interest of$616,329, current portion of lease liability of $423,185, convertible notes payable- net of discount of $363,243, notes payable of $9,312 and derivative liabilities of $17,328,904.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2020 and 2019:

	2020	2019
Net cash used in operating activities	$289,617	$774,877
Net cash used in investing activities	$31,688	$19,668
Net cash provided by financing activities	$277,500	$770,000
Net (decrease) increase in cash	$(43,162)	$(24,545)

Cash Used in Operating Activities

During 2020, we used cash of $289,617 in operating activities, as compared to cash used in operations of $778,877 in 2019.

Cash Used in Investing Activities

During 2020, we used cash of $31,688 in investing activities, as compared to $19,668 in 2019. Expenditures in 2020 and 2019 consisted of property and equipment.

Cash Provided by Financing Activities

During 2020, $265,000 of convertible debt was issued and $12,500 of restricted stock, as compared to $695,000 of convertible debt and $75,000 of in capital contributions in 2019.

Additional Capital

As of December 31, 2020, we had cash of $43,162 and a working capital deficiency of $20,472,416.

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

Item 8. Financial Statements and Supplementary Data.

See the Index of Consolidated Financial Statements on page F-1 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Disclosure controls and procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of December 31, 2020. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

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

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of December 31, 2020, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	60	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Director
Carrie Schwarz	61	Director
Jordi Arimany	61	Director
Bruce Burwick	72	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and acting Chief Financial Officer, who is our sole executive officer, for 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2020	$300,000		3,000,000					$300,000 (1)
	2019	$300,000		3,000,000 (3)					$300,000

(1)	Mr. Frank’s compensation for 2020 was a total of $93,000 paid in cash and $207,000 in accruals.

(2)	Mr. Frank’s compensation for 2019 was total of $120,000.00 paid in cash and $180,000.00 in accrurals.

(3)	Represents “ restricted ” shares of our common stock valued at $0.10 per share.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors Table

The table below summarizes all compensation paid to our nonemployee directors for 2018.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Nonequity Incentive Plan Compensation	Nonequity Deferred Compensation Earnings	All Other Compensations	Total
Carrie Schwarz	—	400,000 (1)		—	—	—	400,000
Jordi Arimany	—	400,000 (1)		—	—	—	400,000

Bruce Burwick	—	400,000 (1)	—	—	—	400,000

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

A total of 2,666,667 shares of KAYS common stock have been reserved for issuance under the Plan. As of December 31, 2020 awards covering 2,606,333 shares have been issued under the Plan and 60,333 shares of common stock were available for issuance under the Plan.

(Note- these figures are expressed in 15:1 post stock split numbers).

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

Name and Address of Beneficial Owner and Directors and Executive officers:	Number of Shares of Common Stock	Percentage of shares (4)

Craig Frank (1)(2)	2,196,343	12.6%
Carrie Schwarz	60,002	*
Jordi Arimany	82,503	*
Bruce Burwick	1,006,671	5.8%
All directors and
executive officers,
as a group (three
persons) (1)(2)	3,345,519	19.33%
Other 5% or greater
stockholders:
Ilan Sarid (3)	2,977,455	17.2%

* Less than 1%

1.	includes shares beneficially owned by Tudog International Consulting and Drora Frank.

2.	Includes 1,444,332 shares of common stock issuable upon conversion of 50,000 shares of our Series C Convertible Preferred Stock held by Mr. Frank, which shares vote on an “as converted” basis.

3.	Includes 1,444,332 shares of our common stock issuable upon conversion of 50,000 shares of our Series C Convertible Preferred Stock held by Mr. Sarid, which shares vote on an “as converted” basis.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0 shares (1)	n/a	60,333 shares (1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

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

In each of 2018 and 2019, the Company issued stock grants to Jordi Arimany and Carrie Schwarz for 6,667 shares of KAYS stock for their service as board members. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

In 2018 and 2019, the Company issued stock grants to Craig Frank for 200,000 shares of KAYS stock each year, pursuant to his employment agreement via board resolution. The stock was issued from Treasury as restricted stock and carries a one year restriction before it can be registered for resale pursuant to Rule 144.

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

In 2019, the Company issued a stock grant to Bruce Burwick for 6,667 shares of KAYS stock for his service as a board member. The stock was issued from Treasury as restricted stock and carries a one-year restriction before it can be registered for resale pursuant to Rule 144.

Bruce Burwick acquired the property for satisfaction of a promissory note due him for $1,433,000.00. The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 773,336 shares of KAYS restricted stock to the seller at closing. The Company valued the shares at $1,417,200. The shares carry a lock-up restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS.

Additionally, the seller purchased 166,667 restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we purchased

On August 24, 2018 the Company entered into a Consulting Agreement with Bruce Burwick and paid him 6,667 shares of KAYS stock via a stock grant from the 2011 Employee Stock Incentive Plan for services rendered to the Company through December 31. 2018. The stock was valued by the Company at $11,810.

Settlement with Sunstone, Burwick regarding non-transferability of Sunstone Grow License

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

As the settlement between the OLCC and Sunstone/Burwick deemed that the licenses that were part and parcel of the purchase were ultimately non-transferrable to KAYS by the OLCC, the Company recently negotiated a settlement with the seller (Sunstone and Bruce Burwick) that allows for the return of all 1,006,671 shares issued to the seller as part of the transaction (the 773,336 shares for the facility purchase, the 166,667 shares issued for $250,000.00, and subsequent shares issued as annual compensation for Board Member Compensation) in exchange for allowing the seller to retain the proceeds of the sale of the grow license to an unrelated third party that is in process of obtaining approvals from the OLCC to relocate it to another location, as well as provides for the seller to resign from the Board of Kaya Holdings and work as a non-exclusive consultant to the Company for the next 48 months for a total four year fee of $140,000.00.

The settlement between Sunstone and KAYS is effective March, 24, 2021 but is contingent on Sunstone receiving the proceeds of the sale of the grow license to the unrelated third party as described above; the Company has been advised that the funds are in escrow for release pending the OLCC transfer approval which should be sometime prior to June 30, 2021.

As part of a larger production and processing plan that would allow for a more efficient Production and Processing plan and economy of scale, the Company is presently in the process of submitting a new OLCC Marijuana Processing License for the 12,000 facility, and plans to renovate and dedicate the facility to produce various brands of oils, edibles, concentrates and extracts, and develop medical grade laboratory facilities for the production of a proprietary Kaya Cannaceuticals™, while conducting all future grow operations at the Lebanon Kaya Farms Ag Facility upon completion of construction and licensing

For more information please see Related Party Transactions, Note 11 in the Financials.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us for professional services (a) for the year ended December 31, 2020 and 2019 by M&K CPAS, PLLC our independent public registered accounting firm .

	2020	2019
Audit fees	$35,500	$36,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
	35,500	$36,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2020 and 2019

•	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019

•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended (1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the shareholders of Alternative Fuels Americas, Inc. (1)

10.2	2011 Incentive Stock Plan, as amended (1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301 (3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid (1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (3) +

21.1	Subsidiaries of Registrant (4)

23.1	Consent of M&K CPAS LLC(5)

31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.

(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2017 and Incorporated herein by reference.

(5)	Filed herewith.

+ Management compensation arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2021

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	March 31, 2021

/s/ Carrie Schwarz	Director	March 31, 2021
Carrie Schwarz

/s/ Jordi Arimany	Director	March 31, 2021
Jordi Arimany

58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kaya Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 9, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management’s estimates of the fair value of the derivative liability involves significant judgements and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

March 31, 2021

F-2

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and December 31, 2019

ASSETS
	(Audited)	(Audited)
	December 31, 2020	December 31, 2019
CURRENT ASSETS:
Cash and equivalents	$43,162	$86,967
Inventory-net of allowance	47,618	108,008
Prepaid expenses	12,135	7,774
Total current assets	102,915	202,749

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	322,760	284,042
Property and equipment, net of accumulated depreciation of $547,469 and $564,360	1,824,946	2,140,331
as of December 31, 2020 and 2019, respectively
Investment in Joint Venture	31,688	—
Deposits	16,507	27,523
Total other assets	2,195,901	2,451,896

Total assets	$2,298,816	$2,654,645

LIABILITIES AND STOCKHOLDER DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$988,247	$698,452
Accounts payable and accrued expense-related parties	846,111	417,733
Accrued interest	616,329	633,064
Right-of-use liabiliy - operating lease	423,185	167,529
Convertible notes payable, net of discount of $79 and $1,227	363,243	303,710
Notes payable	9,312	9,312
Derivative liabilities	17,328,904	7,817,081
Total current liabilities	20,575,331	10,046,881

LONG TERM LIABILITIES:
Convertible notes payable-related party-net of discount	250,000	250,000
Convertible notes payable, net of discount of $494,851 and $470,458	6,399,574	5,727,874
Right-of-use liabiliy - operating lease	—	121,370
Total long term liabilities	6,649,574	6,099,244

Total liabilities	27,224,905	16,146,125

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
100,000 and 100,000 issued and outstanding at December 31, 2020 and 2019	100	100
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
14,264,409 and 12,500,254 shares issued as of December 31, 2020 and 2019
, respectively	14,265	12,501
Subscriptions payable	163,880	163,630
Additional paid in capital	20,639,456	19,778,857
Accumulated deficit	(44,219,608)	(32,120,787)
Non-controlling interest	(1,524,182)	(1,325,781)
Net stockholders' deficit	(24,926,089)	(13,491,480)

Total liabilities and stockholders' deficit	$2,298,816	$2,654,645

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Audited)	(Audited)
	For The Twelve	For The Twelve
	Months Ended	Months Ended
	December 31, 2020	December 31, 2019

Net sales	$1,029,543	$1,014,266

Cost of sales	310,685	410,250

Gross profit	718,858	604,016

Operating expenses:
Professional fees	1,327,607	1,431,297
Salaries and wages	418,697	505,049
Impairment expense	87,151	—
General and administrative	720,525	932,553
Total operating expenses	2,553,980	2,868,899

Operating loss	(1,835,122)	(2,264,883)

Other income(expense):
Interest expense	(602,806)	(579,722)
Amortization of debt discount	(241,755)	(1,412,548)
Derivative liabilities expense	(324,033)	(634,741)
Loss on extinguishment of debt	—	(25,000)
Loss on disposal of fixed assets	(173,658)	—
Change in derivative liabilities expense	(9,119,848)	12,438,755
Total other income (expense)	(10,462,100)	9,786,744

Net income (loss) before Income Taxes	(12,297,222)	7,521,861

Provision for Income Taxes	—	—

Net income (loss)	(12,297,222)	7,521,861

Net (loss) attributed to non-controlling interest	(198,401)	(282,264)

Net income (loss) attributed to Kaya Holdings, Inc.	(12,098,821)	7,804,125

Basic net income (loss) per common share	$(0.92)	$0.04

Weighted average number of common shares outstanding - Basic	13,161,972	176,511,773

Diluted net income per common share	$(0.92)	$0.02

Weighted average number of common shares outstanding - Diluted	13,161,972	424,080,596

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	(Audited)	(Audited)
	For The Twelve	For The Twelve
	Months Ended	Months Ended
	December 31, 2020	December 31, 2019
OPERATING ACTIVITIES:
Net income/(loss)	$(12,098,821)	$7,804,125
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(198,401)	(282,264)
Depreciation	141,727	228,117
Imputed interest	22,500	67,500
Loss on disposal of fixed assets	173,658	—
Impairment of right-of-use asset	87,151	—
Loss (gain) on extinguishment of debt	—	25,000
Derivative expense	324,033	634,741
Change in derivative liabilities	9,119,848	(12,438,755)
Amortization of debt discount	241,755	1,412,548
Stock to be issued for services - related parties	264,000	390,000
Stock to be issued for services	263,992	280,300
Changes in operating assets and liabilities:
Prepaid expense	(4,361)	12,767
Inventory	60,390	23,534
Right-of-use asset	(125,869)	354,551
Deposits	11,016	4,000
Accrued interest	575,306	512,222
Accounts payable and accrued expenses	289,795	546,431
Accounts payable and accrued expenses - Related Parties	428,378	—
Right-of-use liabilities	134,286	(349,694)

Net cash used in operating activities	(289,617)	(774,877)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(19,668)
Investment in Joint Venture	(31,688)	—

Net cash used in investing activities	(31,688)	(19,668)

FINANCING ACTIVITIES:
Proceeds from KBI Preferred Shares	—	75,000
Proceeds from common stock subscriptions	12,500	—
Proceeds from convertible debt	265,000	695,000

Net cash provided by financing activities	277,500	770,000

NET DECREASE IN CASH	(43,805)	(24,545)

CASH BEGINNING BALANCE	86,967	111,512

CASH ENDING BALANCE	$43,162	$86,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	5,000	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	197,058	854,908
Adoption of lease standard ASC 842	—	638,593
Derivative liability on convertible note payable	265,000	692,969
Value of common shares issued for conversion of principle and interest	102,563	599,172
Value of common shares issued for conversion of convertible	—	233,579
notes payable issued from stock payable
Capitalization of interest pursuant to amended agreement	584,478	505,955

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the year ended December 31, 2020 and December 31, 2019

(Audited)

						Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit
			Post-Split		Subscription Payable
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2018	50,000	$ 50	11,054,134	11,055	$ 397,209	$ 17,254,894	$ (39,924,912)	$ (1,043,517)	$ (23,305,221)

Imputed interest	-	-	-	-	-	67,500	-	-	67,500

Loss on debt extinguishment	-	-	-	-	-	25,000	-	-	25,000

Common stock issued for services	-	-	306,672	307	-	279,993	-	-	280,300

Common stock issued for services - related parties	-	-	400,000	400	-	389,600	-	-	390,000

Common stock issued for debt conversion and interest	-	-	519,064	519	(233,579)	233,060	-	-	-

Common stock issued for notes conversion and interest	50,000	50	220,384	220	-	598,902	-	-	599,172

Cash for KBI Preferred Shares	-	-	-	-	-	75,000	-	-	75,000

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	854,908	-	-	854,908

Net loss	-	-	-	-	-	-	7,804,125	(282,264)	7,521,861

Balance, December 31, 2019	100,000	$ 100	12,500,254	$ 12,501	$ 163,630	$ 19,778,857	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Balance, December 31, 2019	100,000	$ 100	12,500,254	$ 12,501	$ 163,630	$ 19,778,857	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Imputed interest	-	-	-	-	-	22,500	-	-	22,500

Common stock issued for Cash	-	-	-	-	250	7,715	-	-	7,965

Common stock issued for services	-	-	546,667	547	-	263,445	-	-	263,992

Common stock issued for services - related parties	-	-	533,333	533	-	263,467	-	-	264,000

Common stock issued for notes conversion and interest	-	-	683,753	684	-	101,879	-	-	102,563

Warrants granted for Cash	-	-	-	-	-	4,535	-	-	4,535

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	197,058	-	-	197,058

Rounding Shares	-	-	402	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(12,098,821)	(198,401)	(12,297,222)

Balance, December 31, 2020	100,000	$ 100	14,264,409	$ 14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ (1,524,182)	$ (24,926,089)

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

MJAI Oregon 1 LLC is the entity that holds the licenses for the Company’s retail store operations and pending OLCC Production and Processing license transfer applications for the 260 Grimes Street property in Eugene, Oregon. MJAI Oregon 5 LLC maintains the Company’s pending OLCC Producer Application for the Company’s 26 acre farm property in Lebanon Oregon.

KBI is the entity that holds controlling ownership interests in Kaya Farms Greece, S.A. (a Greek corporation) and Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation). These two entities were formed to facilitate expansion of the Company’s business in Greece and Israel respectively.

Nature of the Business

In January 2014, KAYS incorporated MJAI, a wholly-owned subsidiary, to focus on opportunities in the legal recreational and medical marijuana in the United States. MJAI has concentrated its efforts in Oregon, where through controlled Oregon limited liability companies, it initially secured licenses to operate a medical marijuana dispensary (an “MMD”) and following legalization of recreational cannabis use in Oregon, has secured licenses to operate four retail outlets and purchased 26 acres for development as a legal cannabis cultivation and manufacturing facility. The Company has developed the Kaya Shack™ brand for its retail operations and the Kaya Farms ™ brand for its cannabis gowing and processing operations.

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

During August of 2017, the Company purchased a 26 acre parcel in Lebanon, Linn County, Oregon, on which we intend to construct an 85,000 square foot Kaya Farms™ Greenhouse Grow and Production Facility at the property.

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

On August 18, 2018, the Company had concluded the purchase of the Eugene, Oregon based Sunstone Farms manufacturing facility, which was licensed by the OLCC for both the production of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase included a 12,000 square foot building housing and indoor grow facility, as well as equipment for growing and extraction activity. The purchase price of $1.3 was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company, and became a Board Member of Kaya Holdings. While the shares carried a lock-up-restriction allowing for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS, none of the shares have been submitted for resale.

In mid-April, 2019 the Company was notified by Sunstone that the OLCC had filed an administrative proceeding and was proposing that Sunstone’s licenses for the facility purchased by KAYS be cancelled, claiming that Sunstone had not filed paperwork correctly with respect to the transaction and the historical ownership of Bruce Burwick, the seller of the facility to the Company. Neither the Issuer nor any of its agents, consultants, employees or related entities was named as a respondent to the action and accordingly could not respond to the proceedings.

On September 26, 2019, the Company formed the majority owned subsidiary Kaya Brands International, Inc. (“KBI”) to serve as the Company’s vehicle for expansion into worldwide cannabis markets.

On November 4, 2019 the Company filed an 8-K announcing that its majority owned subsidiary, Kaya Brands International, Inc. (“KBI”), had executed a memorandum of understanding (“MOU”) setting forth the terms for KBI’s acquisition of a 50% ownership interest in Greekkannabis, PC (“GKC”), an Athens, Greece based cannabis company which at the time was awaiting issuance of a medical cannabis cultivation, processing, and export license from the Greek government.

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

On April 22, 2020 KAYS/KBI received confirmation from its Greek Counsel that the Greek Government had approved and issued the Crucial Installation License for the GKC facility which is the subject of the previously announced MoU executed by and between KBI and GKC. The license allows for construction of a medical cannabis cultivation and process facility which includes twelve (12) 35,000 square foot of light deprivation greenhouses and an additional 50,000 square foot building for workspace, storage and administrative offices situated on fifteen acres of land in Thibes, Greece.

On June 7, 2020 Kaya Shalvah (“Kaya Farms Israel”) was incorporated by the Company’s Israel Counsel, Sullivan & Worcester. KBI owns a majority of Kaya Farms Israel.

On October 15, 2020 the OLCC approved a settlement between the OLCC and Sunstone Marketing Partners that required that the licenses for the Eugene Oregon based Sunstone Farms facility be sold to a third party (other than KAYS) or surrendered. For more information, please see Note 16, Subsequent Events and Part I, Item 3, Legal Proceedings elsewhere in this filing.

On November 27, 2020 Kaya Farms Greece, S.A. (“KFG)” was incorporated by the Company’s Greek Counsel Dalakos, Fassolis and Theofanopoulos of Piraeus, Greece. KBI owns a majority of KFG.

On December 31, 2020, the Company entered into a joint venture agreement with Greekkbannabis. The current joint venture arrangements are in the developmental stage and therefore only the initial start-up costs are included in the financial statement for the year ended December 31, 2020. For more information, please see Note, 16 Subsequent Events, and also information on Kaya Farms Greece elsewhere in this filing.

On January 11, 2021, KAYS/KBI, through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG")  and Greekkannabis (“GKC") executed an agreement for KBI to acquire 50% of GKC. The terms are as follows:

1. Prior to the execution of the transaction, the GKC shareholders owned a total of 320 shares (100%) of GKC.

2. Pursuant to first section of the contract,  KBI has initially acquired 80 shares of GKC (from the current shareholders) for payment of 30,000 Euros- 20,000 Euros have been paid from the $31,688 (25,000 Euros) sent to Greece on December 31, 2020 and the remaining 10,000 Euros is due to be paid by June 30, 2021. This leaves current shareholders on GKC side with 240 shares.

3. GKC is in process of issuing an additional 160 shares of GKC to KFG in exchange for additional paid in capital by KFG of 16,000 Euros. At the conclusion of the process (minutes of meetings have to be published in Greek Government publications, etc which will take a few months), KFG will own 50% of GKC (240 shares) and the current shareholders of GKC will own 50% (240 shares).

5. An operating agreement is currently being drafted that allows for 5 board members (2 from KFG and 3 from GKC). Ilias will become the President and Panos will become the vice president and Managing Director. Final terms will include the provision that a super majority (80%) is required to enter into a transaction in excess of 100K Euros and also to  issue new shares, encumber/sell existing shares, enter into decisions regarding  infrastructure, development and construction decisions, etc.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of December 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $12,098,821 for the twelve months ended December 31, 2020 and a net income of $7,804,125 for the twelve months ended December 31, 2019. The increase in net loss is due to the changes in derivative liabilities, the increase in amortization of debt discount and derivative liabilities expense, as wells as the company continues to have operating losses. At December 31, 2020 the Company has a working capital deficiency of $20,472,416 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation) majority owned subsidia y of KBI)

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2020 is $47,618 and $108,008 as of December 31, 2019. No allowance as necessary as of December 31, 2020 and December 31, 2019.

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

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$43,162	$-	$-
Total assets	43,162	-	-
Liabilities
Convertible debentures, net of discounts of $494,930	-	-	7,012,817
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	17,328,904
Total liabilities	-	-	24,091,721
	$43,162	$-	$(24,091,721)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$86,967	$-	$-
Total assets	86,967	-	-
Liabilities
Convertible debentures, net of discounts of $471,685	-	-	6 281 584
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	7,817,081
Total liabilities	-	-	14,098,665
	$86,967	$-	$(14,098,665)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2020.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(Audited)	(Audited)
ATM Machine	$5,600	$11,000
Computer	18,990	22,736
Furniture & Fixtures	43,466	49,408
HVAC	41,768	41,768
Land	697,420	697,420
Leasehold Improvements	142,979	333,529
Machinery and Equipment	312,331	408,133
Sign	12,758	43,594
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,372,415	2,704,691
Less: Accumulated Depreciation	(547,469)	(564,360)
Property, Plant and Equipment - net	$1,824,946	$2,140,331

Depreciation expense totaled of $141,727 and $228,117 for the twelve months ended December 31, 2020 and 2019, respectively. Due to the closure of 2 stores, the Company removed net asset of $173,658 and record loss of disposal of fixed asset $173,658 during the years ended December 31, 2020.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020 (Audited)	December 31, 2019 (Audited)
Rent Deposits	$11,016	$22,032
Security Deposits	5,491	5,491
Non-Current Assets	$16,507	$27,523

Due to the closure of 2 stores, the Company expensed rent deposit of $11,016 during the years ended December 31, 2020.

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 0.47%, volatility ranging from 106% to 136%, trading prices ranging from $0.020 per share to $0.66 per share and a conversion price ranging from $0.15 per share to $1.50 per share. The total derivative liabilities associated with these notes were $17,328,904 at December 31, 2020 and $7,817,081 at December 31, 2019.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			12/31/2020	12/31/2019

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	76,288
C	Convertible		X	8.0%	1-Jan-24	41,195	38,144
D	Convertible		X	8.0%	1-Jan-24	262,156	242,737
O	Convertible		X	8.0%	1-Jan-24	136,902	126,760
P	Convertible		X	8.0%	1-Jan-24	66,173	61,271
Q	Convertible		X	8.0%	1-Jan-24	65,274	60,439
S	Convertible		X	8.0%	1-Jan-24	63,205	58,523
T	Convertible		X	8.0%	1-Jan-24	313,634	290,402
BB	Convertible	X		10.0%	1-Jan-20	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-20	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	174,074
LL	Convertible		X	8.0%	1-Jan-24	749,697	694,164
MM	Convertible		X	8.0%	1-Jan-24	124,690	115,500
NN	Convertible		X	8.0%	1-Jan-24	622,588	576,470
OO	Convertible		X	8.0%	1-Jan-24	620,908	574,915
PP	Convertible		X	8.0%	1-Jan-24	611,428	566,137
QQ	Convertible		X	8.0%	1-Jan-24	180,909	167,508
RR	Convertible		X	8.0%	1-Jan-24	586,804	500,000
SS	Convertible		X	8.0%	1-Jan-24	174,374	150,000
TT	Convertible		X	8.0%	1-Jan-24	345,633	300,000
UU	Convertible		X	8.0%	1-Jan-24	171,304	150,000
VV	Convertible	X		8.0%	1-Jan-21	113,322	104,937
XX	Convertible		X	8.0%	1-Jan-24	112,734	100,000
YY	Convertible		X	8.0%	1-Jan-24	173,039	155,000
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	150,000
AAA	Convertible		X	8.0%	1-Jan-24	104,641	95,000
BBB	Convertible		X	8.0%	1-Jan-24	87,066	80,000
CCC	Convertible	X		8.0%	1-Jan-20	25,000	25,000
DDD	Convertible		X	8.0%	1-Jan-24	75,262	70,000
EEE	Convertible		X	8.0%	1-Jan-24	160,619	150,000
FFF	Convertible	X		8.0%	1-Jan-21	-	15,000
GGG	Convertible		X	8.0%	1-Jan-24	79,422	75,000
HHH	Convertible	X		8.0%	1-Jan-21	35,000	35,000
III	Convertible	X		8.0%	1-Jan-21	-	25,000
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	50,000
KKK	Convertible	X		8.0%	1-Jan-21	-	20,000
LLL	Convertible		X	8.0%	1-Jan-24	77,992	75,000
MMM	Convertible		X	8.0%	1-Jan-24	51,348	50,000
OOO	Convertible	X		8.0%	1-Jan-21	-	10,000
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,000
QQQ	Convertible	X		8.0%	1-Jan-21	-	25,000
RRR	Convertible	X		8.0%	1-Jan-21	15,000	-
SSS	Convertible		X	8.0%	1-Jan-24	75,000	-
TTT	Convertible		X	8.0%	1-Jan-24	80,000	-
UUU	Convertible		X	8.0%	1-Jan-24	20,000	-
VVV	Convertible		X	8.0%	1-Jan-24	75,000	-
Total Convertible Debt						7,257,747	6,503,269
Less: Discount						(494,930)	(471,685)
Convertible Debt, Net of Discounts						$ 6,762,817	$ 6,031,584
Convertible Debt, Net of Discounts, Current						$ 363,243	$ 303,710
Convertible Debt, Net of Discounts, Long-term						$ 6,399,574	$ 5,727,874

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.42 per share to $6.75 per share and a conversion price ranging from $0.34 per share to $6.15 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $53,716.

 A recap of the balance of outstanding convertible debt at December 31, 2020 is as follows:

Principal balance	$25,000
Accrued interest	28,716
Balance maturing for the period ending:
December 31, 2020	$53,716

The Company valued the derivative liabilities at December 31, 2020 at $45,073. The Company recognized a change in the fair value of derivative liabilities for the twelve months ended December 31, 2020 of $20,449 which were charged (debited) to operations.  In determining the indicated values at December 31, 2020, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.48, and conversion prices of $0.38 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.42 per share to $6.15 per share and a conversion price ranging from $0.15 per share to $2.25 per share. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024 The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $416,602. The derivative liability associated with this note as of December 31, 2020 were $930,689. During 2020, interest of $28,574 was capitalized.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.15 per share In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $147,853. The derivative liability associated with this note as of December 31, 2020 were $330,304. During 2020, interest of $10,142 was capitalized.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $71,466. The derivative liability associated with this note as of December 31, 2020 were $159,656. During 2019, interest of $4,902 was capitalized.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $70,496. The derivative liability associated with this note as of December 31, 2020 was $157,488. During 2020, interest of $4,835 was capitalized.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $68,261 The derivative liability associated with this note as of December 31, 2020 were $152,496. During 2020, interest of $4,682 was capitalized.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $338,725. The derivative liability associated with this note as of December 31, 2020 were $756,711. During 2020, interest of $23,232 was capitalized.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.15 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $55,003. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The accrued interest of $5,000 was paid in cash as of December 31, 2020. The derivative liability associated with this note as of December 31, 2019 was $95,999. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $.45 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $120,006. The accrued interest of $10,000 was converted to 22,222 shares of common stock on September 15, 2019. The Derivative liabilities of $11,706 associated to this note was reclassified to APIC. The derivative liability associated with this note as of December 31, 2020 was $209,450. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. . In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $203,040. The derivative liability associated with this note as of December 31, 2020 was $453,591. During 2020, interest of $13,926 was capitalized.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $809,673. The derivative liability associated with this note as of December 31, 2020 were $1,808,809. During 2020, interest of $55,533 was capitalized.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $134,665. The derivative liability associated with this note as of December 31, 2020 were $300,842. During 2020 interest of $9,190 was capitalized.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $672,395. The derivative liability associated with this note as of December 31, 2020 was $1,502,130. During 2020, interest of $46,118 was capitalized.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $0.30 per share. The balance of the convertible note at December 31, 2020 including accrued interest and net of the discount amounted to $670,581. The derivative liability associated with this note as of December 31, 2020 was $1,498,078. During 2020, interest of $45,993 was capitalized.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.59%, volatility ranging from 84.63% to 139.70%, trading prices ranging from $0.42 per share to $4.05 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $660,342, net of the discount of $1,940. The derivative liability associated with this note as of December 31, 2020 was $1,475,204. During 2020, interest of $45,291was capitalized.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.42 per share to $4.05 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $195,381, net of the discount of $698. The derivative liability associated with this note as of December 31, 2019 was $436,482. During 2020, interest of $13,401was capitalized.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 138.23%, trading prices ranging from $0.42 per share to $4.05 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $633,748, net of the discount of $2,845. The derivative liability associated with this note as of December 31, 2020 was $1,415,794. During 2020, interest of $86,804 was capitalized.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 131.81%, trading prices ranging from $0.42 per share to $4.05 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $188.324, net of the discount of $892. The derivative liability associated with this note as of December 31, 2020 were $420.716. During 2020, interest of $24,374 was capitalized.

(TT)

On February 5, 2018, the Company received $300,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.42 per share to $7.35 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $373,284, net of the discount of $1,768. The derivative liability associated with this note as of December 31, 2020 was $833,916. During 2020, interest of $45,633 was capitalized.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.42 per share to $2.10 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $185,008, net of the discount of $816. The derivative liability associated with this note as of December 31, 2020 was $413,309. During 2020, interest of $21,304 was capitalized.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.59%, volatility ranging from 84.63% to 132.27%, trading prices ranging from $0.42 per share to $2.10 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $122,398, net of the discount of $3. The derivative liability associated with this note as of December 31, 2020 was $213,625. During 2020, interest of $8,385 was capitalized.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.63%, volatility from 84.63% to 127.07%, trading prices ranging from $0.42 per share to $2.40 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $121,753, net of the discount of $653. The derivative liability associated with this note as of December 31, 2019 were $271,996. During 2020, interest of $12,734 was capitalized.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.88%, trading prices ranging from $0.42 per share to $1.95 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $186,882, net of the discount of $1,254. The derivative liability associated with this note as of December 31, 2020 was $417,495. During 2020, interest of $18,039 was capitalized.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from from 0.17% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.42 per share to $1.95 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $179,931, net of the discount of $1,182. The derivative liability associated with this note as of December 31, 2020 were $401,966. During 2020, interest of $16,603 was capitalized.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.90%, trading prices ranging from $0.42 per share to $1.95 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $113,012, net of the discount of $711. The derivative liability associated with this note as of December 31, 2020 were $252,469. During 2020, interest of $9,641 was capitalized.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.81%, volatility from 84.63% to 126.87%, trading price from $0.42 per share to $1.95 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $94,031, net of the discount of $760. The derivative liability associated with this note as of December 31, 2020 was $210,066. During 2020, interest of $7,066 was capitalized.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $.75 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $.75 per share to $.45 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. the maturity date of the notes had been extended to January 1, 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.63%, volatility from 84.63% to 126.87%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $29,055. The derivative liability associated with this note as of December 31, 2020 was $50,077.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $.45 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from .17% to 2.59%, volatility from 84.63% to 126.87%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $81,283, net of the discount of $27,365. The derivative liability associated with this note as of December 31, 2020 was $181,587. During 2020, interest of $5,262 was capitalized.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.48%, volatility from 84.63% to 126.87%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $173,469, net of the discount of $60,340. The derivative liability associated with this note as of December 31, 2020 was $387,529. During 2020, interest of $10,619 was capitalized.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 125.60%, trading price of ranging from $0.42 to $1.65 per share. The convertible debt of $15,000 and accrued interest of $1,690 were converted to 111,266 post-reverse split shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $37,251 associated to this note was reclassified to APIC. The balance of the convertible note at December 31, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of December 31, 2020 were -0-.

(GGG)

On April 6, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 126.87%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $85,776, net of the discount of $10,871. The derivative liability associated with this note as of December 31, 2020 was $191,623. During 2020, interest of $4,422 was capitalized.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 126.87%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $39,741, net of the discount of $34. The derivative liability associated with this note as of December 31, 2019 were $69,361.

(III)

On May 6, 2019 the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 125.60%, trading price of ranging from $0.42 to $1.65 per share. The convertible debt of $25,000 and accrued interest of $2,390 were converted to 182,600 post-reverse split shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $61,990 associated to this note was reclassified to APIC. The balance of the convertible note at December 31, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of December 31, 2020 were -0-.

(JJJ)

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 2.40%, volatility from 82.70% to 126.87%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $56,651, net of the discount of $23,418. The derivative liability associated with this note as of December 31, 2020 was $126,559. During 2020, interest of $2,455 was capitalized.

(KKK)

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 125.60%, trading price of ranging from $0.42 to $1.65 per share. The convertible debt of $20,000 and accrued interest of $1,780 were converted to 145,200 post-reverse split shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $48,673 associated to this note was reclassified to APIC. The balance of the convertible note at December 31, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of December 31, 2020 were -0-.

(LLL)

On July 2, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.75%, volatility from 105.36% to 126.87%, trading price of ranging from $0.42 to $1.01 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $84,231, net of the discount of $37,714. The derivative liability associated with this note as of December 31, 2019 was $188,172. During 2020, interest of $2,992 was capitalized.

(MMM)

On August 30, 2019 the Company received $50,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.75%, volatility from 105.36% to 126.87%, trading price of ranging from $0.42 to $0.96 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $55,,456, net of the discount of $28,170. The derivative liability associated with this note as of December 31, 2019 was $123,888. During 2020, interest of $1,348 was capitalized.

(OOO)

On November 4, 2019, the Company received $10,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.59%, volatility from 107.76% to 125.60%, trading price of ranging from $0.42 to $0.84 per share. The convertible debt of $10,000 and accrued interest of $557 were converted to 70,380 post-reverse split shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $23,592 associated to this note was reclassified to APIC. The balance of the convertible note at December 31, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of December 31, 2020 were -0-.

(PPP)

On November 14, 2019 the Company received $95,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 1.59%, volatility from 107.76% to 123.13%, trading price of ranging from $0.42 to $0.83 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $103,657, net of the discount of $61,844. The derivative liability associated with this note as of December 31, 2020 were $231,570. During 2020, interest of $979 was capitalized.

(QQQ)

On December 19, 2019, the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.59%, volatility from 107.76% to 125.60%, trading price of ranging from $0.42 to $0.9 per share. The convertible debt of $25,000 and accrued interest of $1,146 were converted to 174,307 post split shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $58,430 associated to this note was reclassified to APIC. The balance of the convertible note at December 31, 2020 including accrued interest amounted to -0-. The derivative liability associated with this note as of December 31, 2020 were -0-.

(RRR)

On January 8, 2020, the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.55%, volatility from 115.62% to 126.87%, trading price of ranging from $0.42 to $0.81 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $16,177. The derivative liability associated with this note as of December 31, 2020 was $28,234.

(SSS)

On January 10, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.17% to 0.37%, volatility from 115.62% to 126.87%, trading price of ranging from $0.42 to $.75 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $80,852. The derivative liability associated with this note as of December 31, 2020 was $180,623.

(TTT)

On May 21, 2020, the Company received $80,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.28%, volatility from 121.13% to 126.87%, trading price of ranging from $0.48 to $4.80 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $83,928. The derivative liability associated with this note as of December 31, 2020 was $187,404.

(UUU)

On August 13, 2020, the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.55%, volatility from 115.62% to 126.87%, trading price of ranging from $0.42 to $0.81 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $20,614. The derivative liability associated with this note as of December 31, 2020 was $46,051.

(VVV)

On September 24, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.28%, volatility from 121.13% to 126.87%, trading price of ranging from $0.48 to $4.80 per share. The balance of the convertible note at December 31, 2020 including accrued interest amounted to $76,611. The derivative liability associated with this note as of December 31, 2020 was $171,149.

NOTE 7 – NON-CONVERTIBLE DEBT

	December 31, 2020	December 31, 2019
Note 5	9,312	9,312
Total Non-Convertible Debt	9,312	9,312

(5) On September 16, 2016 the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of December 31, 2020 with an outstanding balance of $9,312.

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

As of December 31, 2020, the balance of the debt was $250,000 which is not convertible. The company has imputed interest on both the convertible debt and the non-convertible debt. The company used an interest rate of 4% for calculation purposes. The net balance of $250,000 of the non-convertible portion is reflected on the balance sheet.

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

On March 5, 2019, total of 519,064 post-reverse split shares of common stock had been issued from stock payable to settle the conversion dated on September 16, 2018.

On October 11, 2019, Kaya Brands International, Inc. issued 5 shares of preferred stock for cash received of $75,000. As of December 31, 2019, all shares were issued.

On October 16, 2019, total of 220,384 post-reverse split shares of common stock of Kaya Holdings Inc. had been issued in satisfaction of 3 promissory notes dated on September 21, 2015 in amount of $5,000, September 21, 2015 in amount of $10,000, November 15, 2016 in amount of $84,172. Total of 50,000 shares of preferred stock had been issued in satisfaction 2 promissory notes for a total of $500,000.

On October 16, 2019, total of 400,000 post-reverse split shares of common stock of Kaya Holding Inc. had been issued for services performed; 200,000 post-reverse split shares were issued to a non-management consultant and 200,000 post-reverse split shares were issued to a related party. The shares were valued at $390,000. Total of 306,672 post-reverse split shares of common stock has been issued for service performed by employees. The shares were valued at $280,300.

On February 13, 2020, the Company sold a 0.25 subscription unit for $12,500. Each unit consists of 66,667 post-reverse split shares of the Company's common stock; 66,667 one-year class A warrants at an exercise price of $0.12 per Company's post-reverse split share; 66,667 two-year class B warrants at an exercise price of $0.18 per Company's post-reverse split share; and 1,000,000 shares of common stock of Kaya Brands International, Inc, which is a majority-owned subsidiary of the Company. As of December 31, 2020, the shares had not been issued.

On July 13, 2020, a total of 533,333 post-reverse split shares of common stock of Kaya Holding Inc. were issued for services performed; 266,667 post-reverse split shares were issued to a non-management consultant and related parties and 266,666 post-reverse split shares were issued to a related party The shares were valued at $264,000. Total of 480,000 shares of common stock has been issued for service performed by employees. The shares were valued at $237,600.

On July 20, 2020, total of 683,753 post-reverse split shares of common stock of Kaya Holdings Inc. were issued in satisfaction of 5 promissory notes. The total principal and interest converted were $102,563. There was no gain or loss on conversion as the conversion was done per terms of the note agreement.

On October 7, 2020, a total of 66,667 post-reverse split shares of common stock of Kaya Holding Inc. were issued for services performed. The shares were valued at fair value of $26,392

The above issuances reflected a 15 to 1 reverse stock split, which resulted in a total of 14,264,409 outstanding as of December 31, 2020 and 402 rounding shares issued in 2020.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.42 post-reverse split per share to $6.15 per post-reverse split share and a conversion price ranging from $0.15 per post-reverse split share to $0.45 post-reverse split per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2019	$7,817,081
Initial	589,033
Change in Derivative Values	9,119,848
Conversion of debt-reclass to APIC	(197,058)
Balance as of December 31, 2020	$17,328,904

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $589,033 and $692,969 for the new notes issued for the years ended December 31, 2020 and 2019, respectively. The Company recorded derivative liability expense of $324,033 and $634,741 for the years ended December 31, 2020 and 2019, respectively. The Company recorded total initial derivative of $589,033 and $1,327,710 for the years ended December 31, 2020 and 2019, respectively.

The Company recoded initial derivative liabilities of $589,033 and $1,327,710 for the new notes issued for the years ended December 31, 2020 and 2019, respectively. The Company recorded derivative liability expense of $324,033 and $634,741 for the years ended December 31, 2020 and 2019, respectively.

The Company recorded the amortization of debt discount of $241,755 and $1,412,548 for the years ended December 31, 2020 and 2019, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $494,930 as of December 31, 2020 and $471,685 as of December 31, 2019.

The Company recorded the amortization of debt discount of $241,755 and $1,412,548 for the years ended December 31, 2020 and 2019, respectively.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of December 31, 2020, the accrued compensation was approximately $820,104, whereas, $410,000 was carried over from prior years.

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

On July 22, 2020, the Board of Directors approved the issuance of 666,667 post-reverse split shares of stock to recipients of the plan (the shares are to be issued after the 2020 June 30 Quarterly filing is completed). Upon issuance the remaining balance of the shares available in the plan will be 60,333 post-reverses split shares.

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post -reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 158,079 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of December 31, 2019, the note was paid in full.

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 158,079 paid and non-assessable shares of the Common Stock at the price of $0.4744455 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of December 31, 2019, the note was paid in full.

 Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2019	737,703	0.4744455	3.8
Granted	33,333	2.25	.86
Exercised	-	-	-
Expired	-	-	-
Balance as of December 31, 2020	771,036	0.5512065	2.17

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

The Company has right-of-use assets of $322,760 and operating lease liabilities of $423,185 as of December 31, 2020. Operating lease expense for the twelve months ended December 31, 2020 and 2019 were $265,442 and $218,498, respectively. Due to the closure of 2 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company have recorded $87,151 in impairment charges related to right-of-use assets during the years ended December 31, 2020.

Maturity of Lease Liabilities at December 31, 2020	Amount
2021	177,561
2022	111,199
2023	99,203
Later years	103,658
Total lease payments	491,620
Less: Imputed interest	(68,436)
Present value of lease liabilities	$423,185

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2020, and 2019 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2020 and 2019 are 21% and 21%, respectively.

The Company has net operating loss carry forwards of approximately $11,326,853 at December 31, 2020 that expire beginning in 2026. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2020	Year Ending December 31, 2019
Deferred Tax Asset	2,378,639	2,042,243
Valuation Allowance	(2,378,639)	(2,042,243)
Net Deferred Tax Asset	$—	$—

Note 16- Subsequent Events

On January 13, 2021 the Company announced that its majority owned subsidiary, Kaya Brands International, Inc. (KBI) had exercised its option to acquire a 50% interest in Athens, Greece based Greekkannabis, SA (“GKC”). KBI acquired a 25% interest in GKC through a share transfer agreement with existing shareholders of GKC, which was consummated at close of business on Monday, January 11, 2021. The remaining 25% interest is in process of being issued to KBI for a minor amount of paid in capital in recognition of KAYS and KBI's contributions to the project. The acquisition of the 50% interest in GKC is the cornerstone of KAYS' planned Kaya Kannabis project, announced in late 2019 with the objective of establishing a beachhead to enter the lucrative global medical cannabis market from Greece, a member of the European Union.

On January 25, 2021 the Company renewed the OLCC Marijuana Retailer Licenses #2 and 4 for its retail operations in Salem, Oregon. License #2 is for the Company’s active retailer location in South Salem and License #4 is currently inactive. The Company is in the process of seeking to transfer OLCC License #4 to either its 12,000 square foot property in Eugene, Oregon to facilitate a delivery hub for Eugene, Oregon or other such location to make effective use of MJAI Retailer License #4.

On January 27, 2021 the Company received $15,000 for the sale of 50,000 shares of the Company’s restricted stock via a private placement to an individual investor.

On February 4, 2021 the Company was notified by the OLCC that they are ready to proceed with the Licensing process for its Lebanon, Linn County, Oregon, Kaya Farms™ Greenhouse Grow and Production Facility Lebanon, Oregon pending completion of initial construction at the location. As part of a larger Oregon production and processing plan that would allow for a more efficient economy of scale, the Company is presently in the process of submitting a new OLCC Marijuana Processing License for the 12,000 square foot warehouse facility in Eugene Oregon , and plans to renovate and dedicate the facility to produce various brands of oils, edibles, concentrates and extracts, and develop medical grade laboratory facilities for the production of a Cannaceuticals™, while conducting all future grow operations at the Lebanon Kaya Farms Ag Facility upon completion of construction and licensing.

On February 28, 2021 the Company issues a Convertible Promissory Note to the High Net Worth Investor in exchange for payments totaling $100,000.00

On March 8, 2021 the Company received $19,998 for the sale of 66,666 shares of the Company’s restricted stock via a private placement to an individual investor.

On March 31, 2021, as the OLCC deemed that the licenses that were part and parcel of the Eugene, Oregon based Sunstone Farms Production and Processing Facility purchase by KAYS were ultimately non-transferrable to KAYS by Sunstone, the Company announced that a settlement had been entered into with Sunstone and Bruce Burwick (the seller of the Eugene Facility and a current Board Mmeber of KAYS). The terms of the settlement allow for KAYS to retain ownership of the facility and for the return of all 1,006,671 shares issued to the seller as part of the transaction (the 773,336shares for the facility purchase, the 2.5 million shares issued for $250,000.00, and subsequent shares issued as annual compensation for Board Member Compensation) in exchange for allowing the seller to retain the proceeds of the sale of the grow license to an unrelated third party that is in process of obtaining approvals from the OLCC to relocate it to another location, as well as provides for the seller to resign from the Board of Kaya Holdings and work as a non-exclusive consultant to the Company for the next 48 months for a total four year fee of $140,000. The settlement provides for Burwick’s immediate resignation from the Board of Directors but all other terms are contingent on Sunstone receiving the proceeds from the sale of the Production License to a third party (the proceeds have been escrowed and the OLCC is in process of approving the license transfer to the unrelated third party). For more information, please see Part I, Item 3. Legal Proceedings of the 10-K.

