Form 10-Q
period 2021-03-31
Kaya Holdings, Inc.
filed 2021-05-17
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

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

As of May 14, 2021, the Issuer had 14,422,741 shares of its common stock outstanding.

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

Part I,

Item 1 Condensed Consolidated Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

ASSETS
	(Unaudited)	(Audited)
	March 31, 2021	December 31, 2020
CURRENT ASSETS:
Cash and equivalents	$70,786	$43,162
Inventory-net of allowance	61,980	47,618
Prepaid expenses	13,674	12,135
Total current assets	146,440	102,915

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	301,210	322,760
Property and equipment, net of accumulated depreciation of $577,731 and $547,469	1,794,684	1,824,946
as of March 31, 2021 and December 31, 2020, respectively
Investment in Subsidaries	37,830	31,688
Deposits	16,507	16,507
Total other assets	2,150,231	2,195,901

Total assets	$2,296,671	$2,298,816

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$1,025,797	$988,247
Accounts payable and accrued expense-related parties	911,412	846,111
Accrued interest	741,710	616,329
Right-of-use liabiliy - operating lease	130,243	149,896
Notes payable-related party	250,000	—
Convertible notes payable, net of discount of $0 and $79	175,000	363,243
Notes payable	9,312	9,312
Derivative liabilities	22,454,404	17,328,904
Total current liabilities	25,697,878	20,302,042

LONG TERM LIABILITIES:
Notes payable-related party	—	250,000
Convertible notes payable, net of discount of $561,953 and $494,851	6,749,786	6,399,574
Right-of-use liabiliy - operating lease	240,418	273,289
Total long term liabilities	6,990,204	6,922,863

Total liabilities	32,688,082	27,224,905

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
100,000 and 100,000 issued and outstanding at March 31, 2021 and December 31, 2020	100	100
, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
14,422,741 shares issued as of March 31, 2021 and 14,264,409 shares outstanding
as of December 31, 2020, respectively	14,423	14,265
Subscriptions payable	163,630	163,880
Additional paid in capital	20,680,034	20,639,456
Accumulated deficit	(49,739,816)	(44,219,608)
Non-controlling interest	(1,509,782)	(1,524,182)
Net stockholders' deficit	(30,391,411)	(24,926,089)

Total liabilities and stockholders' deficit	$2,296,671	$2,298,816

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020

Net sales	$237,018	$235,311

Cost of sales	75,814	48,887

Gross profit	161,204	186,424

Operating expenses:
Professional fees	207,714	175,306
Salaries and wages	86,983	141,680
(Gain) Loss on impairment of assets	(31,671)	—
General and administrative	195,650	199,558
Total operating expenses	458,676	516,544

Operating loss	(297,472)	(330,120)

Other income (expense):
Interest expense	(149,859)	(137,450)
Amortization of debt discount	(142,977)	(138,776)
Derivative liabilities expense	(380,063)	(28,887)
Change in derivative liabilities expense	(4,535,437)	(74,770)
Total other expense	(5,208,336)	(379,883)

Net loss before income taxes	(5,505,808)	(710,003)

Provision for Income Taxes	—	—

Net loss	(5,505,808)	(710,003)

Net income (loss) attributed to non-controlling interest	14,400	(52,236)

Net loss attributed to Kaya Holdings, Inc.	(5,520,208)	(657,767)

Basic net loss per common share	$(0.39)	$(0.05)

Weighted average number of common shares outstanding - Basic	14,329,038	12,500,254

Diluted net loss per common share	$(0.39)	$(0.05)

Weighted average number of common shares outstanding - Diluted	14,329,038	12,500,254

The accompanying notes are an integral part of these consolidated financial statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES:
Net loss	$(5,520,208)	$(657,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	14,400	(52,236)
Depreciation	30,262	55,675
Imputed interest	5,486	5,625
Loss (gain) on impairment of right-of-use asset	(31,671)	—
Derivative expense	380,063	28,887
Change in derivative liabilities	4,535,437	74,770
Amortization of debt discount	142,977	138,776
Changes in operating assets and liabilities:
Prepaid expense	(1,539)	2,393
Inventory	(14,362)	27,777
Right-of-use asset	21,550	(218,850)
Accrued interest	144,373	131,825
Accounts payable and accrued expenses	57,135	27,041
Accounts payable and accrued expenses - Related Parties	45,716	90,000
Right-of-use liabilities	(20,853)	225,482

Net cash used in operating activities	(211,234)	(120,602)

INVESTING ACTIVITIES:
Investment in Subsidiaries	(6,142)	—

Net cash used in investing activities	(6,142)	—

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	35,000	12,500
Proceeds from convertible debt	210,000	90,000

Net cash provided by financing activities	245,000	102,500

NET INCREASE (DECREASE) IN CASH	27,624	(18,102)

CASH BEGINNING BALANCE	43,162	86,967

CASH ENDING BALANCE	$70,786	$68,865

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Derivative liability on convertible note payable	210,000	90,000
Capitalization of interest pursuant to amended agreement	18,992	584,478
Shares issued for cash from stock payable	250	—

The accompanying notes are an integral part of these consolidated financial statements.

3

.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the three month period ended March 31, 2021 and the year ended December 31, 2020

						Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit
			Post-Split		Subscription Payable
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2019	100,000	$ 100	12,500,254	12,501	$ 163,630	$ 19,778,857	$ (32,120,787)	$ (1,325,781)	$ (13,491,480)

Imputed interest	-	-	-	-	-	22,500	-	-	22,500

Common stock issued for Cash	-	-	-	-	250	7,715	-	-	7,965

Common stock issued for services	-	-	546,667	547	-	263,445	-	-	263,992

Common stock issued for services - related parties	-	-	533,333	533	-	263,467	-	-	264,000

Common stock issued for debt conversion and interest	-	-	683,753	684	-	101,879	-	-	102,563

Warrants granted for Cash	-	-	-	-	-	4,535	-	-	4,535

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	197,058	-	-	197,058

Rounding Shares	-	-	402	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(12,098,821)	(198,401)	(12,297,222)

Balance, December 31, 2020	100,000	$ 100	14,264,409	$ 14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ (1,524,182)	$ (24,926,089)

Balance, December 31, 2020	100,000	$ 100	14,264,409	$ 14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ (1,524,182)	$ (24,926,089)

Imputed interest	-	-	-	-	-	5,486	-	-	5,486

Common stock issued for Cash	-	-	158,332	158	(250)	35,092	-	-	35,000

Net loss	-	-	-	-	-	-	(5,520,208)	14,400	(5,505,808)

Balance, March 31, 2021 (Unaudited)	100,000	$ 100	14,422,741	$ 14,423	$ 163,630	$ 20,680,034	$ (49,739,816)	$ (1,509,782)	$ (30,391,411)

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of March 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $5,520,208 for the three months ended March 31, 2021 and a net loss of $657,767 for the three months ended March 31, 2020. The increase in net loss is due to the changes in derivative liabilities, the increase in amortization of debt discount and derivative liabilities expense, as wells as the company continues to have operating losses. At March 31, 2021 the Company has a working capital deficiency of $25,551,438 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of March 31, 2021 is $61,980 and $47,618 as of December 31, 2020. Inventory  allowance and impairment were $0 and $0 as of March 31, 2021 and December 31, 2020, respectively.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$70,786	$-	$-
Total assets	70,786	-	-
Liabilities
Convertible debentures, net of discounts of $561,953	-	-	6,924,786
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	22,454,404
Total liabilities	-	-	29,379,190
	$70,786	$-	$29,379,190

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$43,162	$-	$-
Total assets	43,162	-	-
Liabilities
Convertible debentures, net of discounts of $494,930	-	-	6,762,817
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	17,328,904
Total liabilities	-	-	24,091,721
	$43,162	$-	$(24,091,721)

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

In July 2017, the FASB issued ASU 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendment also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2021.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	18,990	18,990
Furniture & Fixtures	43,466	43,466
HVAC	41,768	41,768
Land	697,420	697,420
Leasehold Improvements	142,979	142,979
Machinery and Equipment	312,331	312,331
Sign	12,758	12,758
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,372,415	2,372,415
Less: Accumulated Depreciation	(577,731)	(547,469)
Property, Plant and Equipment - net	$1,794,684	$1,824,946

Depreciation expense totaled of $30,262 and $55,675 for the three months ended March 31, 2021 and 2020, respectively. Due to the closure of 2 stores, the Company removed net asset of $173,658 and record loss of disposal of fixed asset $173,658 during the years ended December 31, 2020.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
Rent Deposits	$11,016	$11,016
Security Deposits	5,491	5,491
Non-Current Assets	$16,507	$16,507

Due to the closure of 2 stores, the Company expensed rent deposit of $11,016 during the years ended December 31, 2020.

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 0.47%, volatility ranging from 106% to 142%, trading prices ranging from $0.020 per share to $0.66 per share and a conversion price ranging from $0.15 per share to $0.38 per share. The total derivative liabilities associated with these notes were $22,454,404 at March 31, 2021 and $17,328,904 at December 31, 2020.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			3/31/2021	12/31/2020

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	82,391
C	Convertible		X	8.0%	1-Jan-24	41,195	41,195
D	Convertible		X	8.0%	1-Jan-24	262,156	262,156
O	Convertible		X	8.0%	1-Jan-24	136,902	136,902
P	Convertible		X	8.0%	1-Jan-24	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-24	65,274	65,274
S	Convertible		X	8.0%	1-Jan-24	63,205	63,205
T	Convertible		X	8.0%	1-Jan-24	313,634	313,634
BB	Convertible	X		10.0%	1-Jan-20	50,000	50,000
CC	Convertible	X		10.0%	1-Jan-20	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-24	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-24	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-24	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-24	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-24	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-24	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-24	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-24	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-24	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-24	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-24	121,727	113,322
XX	Convertible		X	8.0%	1-Jan-24	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-24	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-24	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-24	87,066	87,066
CCC	Convertible		X	8.0%	1-Jan-24	29,055	25,000
DDD	Convertible		X	8.0%	1-Jan-24	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-24	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-24	79,422	79,422
HHH	Convertible		X	8.0%	1-Jan-24	39,741	35,000
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-24	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-24	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,979
RRR	Convertible		X	8.0%	1-Jan-24	16,177	15,000
SSS	Convertible		X	8.0%	1-Jan-24	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-24	80,000	80,000
UUU	Convertible		X	8.0%	1-Jan-24	20,614	20,000
VVV	Convertible		X	8.0%	1-Jan-24	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-24	60,000	-
XXX	Convertible		X	8.0%	1-Jan-24	100,000	-
YYY	Convertible		X	8.0%	1-Jan-24	50,000	-

Total Convertible Debt						7,486,739	7,257,747
Less: Discount						(561,953)	(494,930)
Convertible Debt, Net of Discounts						$ 6,924,786	$ 6,762,817
Convertible Debt, Net of Discounts, Current						$ 175,000	$ 363,243
Convertible Debt, Net of Discounts, Long-term						$ 6,749,786	$ 6,399,574

FOOTNOTES FOR CONVERTIBLE DEBT SUMMARY TABLE

(A)

At the option of the holder the convertible note may be converted into shares of the Company’s common stock at the lesser of $0.40 or 20% discount to the market price, as defined, of the Company’s common stock. The Company is currently in discussions with the lender on a payment schedule. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.63%, volatility ranging from 84.63% to 243.37%, trading prices ranging from $0.42 per share to $6.75 per share and a conversion price ranging from $0.34 per share to $6.15 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $54,326.

 A recap of the balance of outstanding convertible debt at March 31, 2021 is as follows:

Principal balance	$25,000
Accrued interest	29,326
Balance maturing for the period ending:
March 31, 2021	$54,326

The Company valued the derivative liabilities at March 31, 2021 at $30,449. The Company recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2021 of $14,624 which were added (credited) to operations.  In determining the indicated values at March 31, 2021, since the debt is in default, the company used the maximum value these embedded options represent, with a trading price of $0.48, and conversion prices of $0.38 per share.

(B), (C), (D)

All these amended debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.59%, volatility ranging from 84.63% to 243.23%, trading prices ranging from $0.42 per share to $6.15 per share and a conversion price ranging from $0.15 per share to $2.25 per share. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $424,110. The derivative liability associated with this note as of March 31, 2021 were $1,176,014. During 2020, interest of $28,574 was capitalized.

(O)

On March 31, 2016 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.15 per share In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $150,524. The derivative liability associated with this note as of March 31, 2021 were $417,370. During 2020, interest of $10,142 was capitalized.

(P)

On July 13, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 157.47%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $72,757. The derivative liability associated with this note as of March 31, 2021 were $201,741. During 2020, interest of $4,902 was capitalized.

(Q)

On August 30, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $71,769. The derivative liability associated with this note as of March 31, 2021 was $199,001. During 2020, interest of $4,835 was capitalized.

(S)

On December 1, 2016 the Company received $50,000 from the issuance of convertible debt. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $69,493. The derivative liability associated with this note as of March 31, 2021 were $192,693. During 2020, interest of $4,682 was capitalized.

(T)

On December 30, 2016 the Company received $250,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $344,842. The derivative liability associated with this note as of March 31, 2021 were $956,177. During 2020, interest of $23,232 was capitalized.

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.15 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The accrued interest of $5,000 was paid in cash in the year of 2020. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms. No gain or loss on conversion was recorded as conversions were made within the terms of agreement. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $56,222. The derivative liability associated with this note as of March 31, 2021 was $79,998.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note was convertible after September 23, 2015 and was convertible into the Company’s common stock at a conversion rate of $.45 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $122,444. The derivative liability associated with this note as of March 31, 2021 was $174,225. On January 1, 2019, due date of this note was extended until January 1, 2020. The lender and the Company are in discussion to extend the maturity terms.

(KK)

On January 4, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. . In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.05 per share and a conversion price of $0.15 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $206,707. The derivative liability associated with this note as of March 31, 2021 was $573,156. During 2020, interest of $13,926 was capitalized.

(LL)

On January 20, 2017, the Company received $600,000 from the issuance of convertible debt. Interest is stated at The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $824,298. The derivative liability associated with this note as of March 31, 2021 were $2,285,603. During 2020, interest of $55,533 was capitalized.

(MM)

On January 31, 2017, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $137,096. The derivative liability associated with this note as of March 31, 2021 were $380,143. During 2020 interest of $9,190 was capitalized.

(NN)

On February 7, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $4.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $684,540. The derivative liability associated with this note as of March 31, 2021 was $1,898,084. During 2020, interest of $46,118 was capitalized.

(OO)

On February 21, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 154.71%, trading prices ranging from $0.42 per share to $0.30 per share. The balance of the convertible note at March 31, 2021 including accrued interest and net of the discount amounted to $682,692. The derivative liability associated with this note as of March 31, 2021 was $1,892,964. During 2020, interest of $45,993 was capitalized.

(PP)

On May 11, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility ranging from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $4.05 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $672,269, net of the discount of $1,336. The derivative liability associated with this note as of December 31, 2021 was $1,864,062. During 2020, interest of $45,291 was capitalized.

(QQ)

On July 17, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.63%, volatility ranging from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $4.05 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $198,910, net of the discount of $481. The derivative liability associated with this note as of March 31, 2021 was $551,537. During 2020, interest of $13,401 was capitalized.

(RR)

On November 1, 2017, the Company received $500,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.63%, volatility ranging from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $4.05 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $645,195, net of the discount of $1,959. The derivative liability associated with this note as of March 31, 2021 was $1,788,991. During 2020, interest of $86,804 was capitalized.

(SS)

On December 21, 2017, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.63%, volatility ranging from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $4.05 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $191,725, net of the discount of $614. The derivative liability associated with this note as of March 31, 2021 were $531,614. During 2020, interest of $24,374 was capitalized.

(TT)

On February 5, 2018, the Company received $300,000 from the issuance of convertible debt. Interest is stated at 8% The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.63%, volatility ranging from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $7.35 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $380,026 , net of the discount of $1,218. The derivative liability associated with this note as of March 31, 2021 was $1,053,732. During 2020, interest of $45,633 was capitalized.

(UU)

On March 23, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.63%, volatility ranging from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $2.10 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $188,350, net of the discount of $562. The derivative liability associated with this note as of March 31, 2021 was $522,255. During 2020, interest of $21,304 was capitalized.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note (Note VV). Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2021, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.59%, volatility ranging from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $2.10 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $124,774, net of the discount of $2. The derivative liability associated with this note as of March 31, 2021 was $345,967. During 2020, interest of $8,385 was capitalized.

(XX)

On May 29, 2018, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.63%, volatility from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $2.40 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $123,952, net of the discount of $405. The derivative liability associated with this note as of March 31, 2021 were $343,692. During 2020, interest of $12,734 was capitalized.

(YY)

On July 18, 2018, the Company received $155,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.81%, volatility from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $1.95 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $190,258, net of the discount of $864. The derivative liability associated with this note as of March 31, 2021 was $527,544. During 2020, interest of $18,039 was capitalized.

(ZZ)

On August 13, 2018, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.81%, volatility from 84.63% to 141.62%, trading prices ranging from $0.42 per share to $1.95 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $183,181, net of the discount of $814. The derivative liability associated with this note as of March 31, 2021 were $507,923. During 2020, interest of $16,603 was capitalized.

(AAA)

On September 24, 2018, the Company received $95,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.81%, volatility from 84.63% to 142.66%, trading prices ranging from $0.42 per share to $1.95 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $115,053, net of the discount of $489. The derivative liability associated with this note as of March 31, 2021 were $319,019. During 2020, interest of $9,641 was capitalized.

(BBB)

On November 23, 2018, the Company received $80,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.81%, volatility from 84.63% to 141.62%, trading price from $0.42 per share to $1.95 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $95,730, net of the discount of $523. The derivative liability associated with this note as of March 31, 2021 was $265,438. During 2020, interest of $7,066 was capitalized.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $.75 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $.75 per share to $.45 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.63%, volatility from 84.63% to 141.62%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $29,622. The derivative liability associated with this note as of December 31, 2020 was $82,135.

(DDD)

On January 22, 2019, the Company received $70,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $.45 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.59%, volatility from 84.63% to 141.62%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $82,752, net of the discount of $18,843. The derivative liability associated with this note as of March 31, 2021 was $229,453. During 2020, interest of $5,262 was capitalized.

(EEE)

On February 11, 2019, the Company received $150,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.48%, volatility from 84.63% to 141.62%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $176,602, net of the discount of $41,548. The derivative liability associated with this note as of March 31, 2021 was $489,680. During 2020, interest of $10,619 was capitalized.

(FFF)

On March 20, 2019, the Company received $15,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. Note is due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 141.62%, trading price of ranging from $0.42 to $1.65 per share. The convertible debt of $15,000 and accrued interest of $1,690 were converted to 111,266 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $37,251 associated to this note was reclassified to APIC. The balance of the convertible note at March 31, 2021 including accrued interest amounted to -0-. The derivative liability associated with this note as of March 31, 2021 were -0-.

(GGG)

On April 6, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the May 2017 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.40%, volatility from 82.70% to 141.62%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $87,325, net of the discount of $10,166. The derivative liability associated with this note as of March 31, 2021 was $242,134. During 2020, interest of $4,422 was capitalized.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 141.62%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $40,516, net of the discount of $20. The derivative liability associated with this note as of March 31, 2021 were $112,343.

(III)

On May 6, 2019 the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 141.62%, trading price of ranging from $0.42 to $1.65 per share. The convertible debt of $25,000 and accrued interest of $2,390 were converted to 182,600 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $61,990 associated to this note was reclassified to APIC. The balance of the convertible note at March 31, 2021 including accrued interest amounted to -0-. The derivative liability associated with this note as of March 31, 2021 were -0-.

(JJJ)

On May 21, 2019 the Company received $50,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 2.40%, volatility from 82.70% to 141.62%, trading price of ranging from $0.42 to $1.65 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $57,674, net of the discount of $16,126. The derivative liability associated with this note as of March 31, 2021 was $159,919. During 2020, interest of $2,455 was capitalized.

(KKK)

On June 5, 2019 the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 2.40%, volatility from 82.70% to 141.62 trading price of ranging from $0.42 to $1.65 per share. The convertible debt of $20,000 and accrued interest of $1,780 were converted to 145,200 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $48,673 associated to this note was reclassified to APIC. The balance of the convertible note at March 31, 2021 including accrued interest amounted to -0-. The derivative liability associated with this note as of March 31, 2021 were -0-.

(LLL)

On July 2, 2019 the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 1.75%, volatility from 105.36% to 141.62%, trading price of ranging from $0.42 to $1.01 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $85,753, net of the discount of $25,968. The derivative liability associated with this note as of March 31, 2021 was $237,774. During 2020, interest of $2,992 was capitalized.

(MMM)

On August 30, 2019 the Company received $50,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 1.75%, volatility from 105.36% to 141.62%, trading price of ranging from $0.42 to $0.96 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $56,457, net of the discount of $19,397. The derivative liability associated with this note as of March 31, 2021 was $156,545. During 2020, interest of $1,348 was capitalized.

(OOO)

On November 4, 2019, the Company received $10,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.59%, volatility from 107.76% to 141.62%, trading price of ranging from $0.42 to $0.84 per share. The convertible debt of $10,000 and accrued interest of $557 were converted to 70,380 shares on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $23,592 associated to this note was reclassified to APIC. The balance of the convertible note at March 31, 2021 including accrued interest amounted to -0-. The derivative liability associated with this note as of March 31, 2021 were -0-.

(PPP)

On November 14, 2019 the Company received $95,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2020, the maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 1.59%, volatility from 107.76% to 141.62%, trading price of ranging from $0.42 to $0.83 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $105,529, net of the discount of $42,584. The derivative liability associated with this note as of March 31, 2021 were $292,610. During 2020, interest of $979 was capitalized.

(QQQ)

On December 19, 2019, the Company received $25,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2021. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.59%, volatility from 107.76% to 141.62%, trading price of ranging from $0.42 to $0.90 per share. The convertible debt of $25,000 and accrued interest of $1,146 were converted to 174,307 on July 20, 2020. There was no gain or loss on conversion as the conversion was done per terms of the note agreement. The derivative liabilities of $58,430 associated to this note was reclassified to APIC. The balance of the convertible note at March 31, 2021 including accrued interest amounted to -0-. The derivative liability associated with this note as of March 31, 2021 were -0-.

(RRR)

On January 8, 2020, the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.55%, volatility from 115.62% to 141.62%, trading price of ranging from $0.42 to $0.81 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $16,493, net of debt discount of $29. The derivative liability associated with this note as of March 31, 2021 was $45,730.

(SSS)

On January 10, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.37%, volatility from 115.62% to 141.62%, trading price of ranging from $0.42 to $0.75 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $82,315, net of debt discount of $39,223. The derivative liability associated with this note as of March 31, 2021 was $228,242.

(TTT)

On May 21, 2020, the Company received $80,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.28%, volatility from 121.13% to 141.62%, trading price of ranging from $0.48 to $4.80 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $85,488, net of debt discount $50,623. The derivative liability associated with this note as of March 31, 2021 was $237,041.

(UUU)

On August 13, 2020, the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.55%, volatility from 115.62% to 141.62%, trading price of ranging from $0.42 to $0.81 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $21,016, net of debt discount of $3,300. The derivative liability associated with this note as of March 31, 2021 was $58,273.

(VVV)

On September 24, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.28%, volatility from 121.13% to 141.62%, trading price of ranging from $0.48 to $4.80 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $78,074, net of debt discount of $10,840. The derivative liability associated with this note as of March 31, 2021 was $216,483.

(WWW)

On January 22, 2021, the Company received $60,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.16% to 0.28%, volatility from 121.13% to 141.62%, trading price of ranging from $0.48 to $4.80 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $60,894, net of debt discount of $56,201. The derivative liability associated with this note as of March 31, 2021 was $168,847.

(XXX)

On February 28, 2021, the Company received $100,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.55%, volatility from 115.62% to 141.62%, trading price of ranging from $0.42 to $0.81 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $100,679, net of debt discount of $97,011. The derivative liability associated with this note as of March 31, 2021 was $279,163.

(YYY)

On March 31, 2021, the Company received $50,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 1.55%, volatility from 115.62% to 141.62%, trading price of ranging from $0.42 to $0.81 per share. The balance of the convertible note at March 31, 2021 including accrued interest amounted to $50,000, net of debt discount of $50,000. The derivative liability associated with this note as of March 31, 2021 was $138,640.

NOTE 7 – NON-CONVERTIBLE DEBT

	March 31, 2021	December 31, 2020
Note 5	9,312	9,312
Total Non-Convertible Debt	9,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of March 31, 2021 with an outstanding balance of $9,312.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $5,486 and $5,625 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the balance of the debt was $250,000

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

On July 13, 2020, a total of 533,333 shares of common stock of Kaya Holding Inc. were issued for services performed; 266,667 shares were issued to a non-management consultant and related parties and 266,666 shares were issued to a related party The shares were valued at $264,000. Total of 480,000 shares of common stock has been issued for service performed by employees. The shares were valued at $237,600.

On July 20, 2020, total of 683,753 shares of common stock of Kaya Holdings Inc. were issued in satisfaction of 5 promissory notes. The total principal and interest converted were $102,563. There was no gain or loss on conversion as the conversion was done per terms of the note agreement.

On October 7, 2020, a total of 66,667 shares of common stock of Kaya Holding Inc. were issued for services performed. The shares were valued at fair value of $26,392

The above issuances reflected a 15 to 1 reverse stock split, which resulted in a total of 14,264,409 outstanding as of December 31, 2020 and 402 rounding shares issued in 2020.

On January 22, 2021, the Company sold and issued 50,000 shares of common stock for gross proceeds of $15,000.

On March 8, 2021, the Company sold 66,666 shares of common stock for gross proceeds of $20,000 and issued on March 11,2021.

On March 5, 2021, total of 41,666 shares of common stock had been issued from stock payable for stock subscripted in 2020.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.42 per share to $6.15 per share and a conversion price ranging from $0.15 per post-reverse split share to $0.38 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2020	$17,328,904
Initial	590,063
Change in Derivative Values	4,535,437
Conversion of debt-reclass to APIC	(0)
Balance as of March 31, 2021	$22,454,404

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $590,063 and $90,000 for the new notes issued for three month ended March 31, 2021 and 2020, respectively.

The Company recorded derivative liability expense of $380,063 and $28,887 for the three month ended March 31, 2021 and 2020, respectively.

The Company recorded a change in the value of embedded derivative liabilities expense of $4,535,437 and $74,770 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $561,953 and $422,909 as of March 31, 2021 and 2020, respectively.

The Company recorded the amortization of debt discount of $142,977 and $138,776 for the three months ended March 31, 2021 and 2020, respectively.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of March 31, 2021, the accrued compensation was approximately $885,405, whereas, $820,405 was carried over from prior years. As of March 31,2021, the Company also had $18,247 of accounts payable due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

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

On July 22, 2020, the Board of Directors approved the issuance of 666,667 shares of stock to recipients of the plan (the shares are to be issued after the 2020 June 30 Quarterly filing is completed). Upon issuance the remaining balance of the shares available in the plan will be 60,333 shares.

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

Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2020	316,158	0.47	0.36
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of March 31, 2021	316,158	0.47	0.12

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

The Company has right-of-use assets of $301,210 and operating lease liabilities of $370,661 as of March 31, 2021. Operating lease expense for the three months ended March 31, 2021 and 2020 were $62,677 and $49,428, respectively. Due to the closure of 2 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company have recorded $87,151 in impairment charges related to right-of-use assets during the years ended December 31, 2020.

Maturity of Lease Liabilities at March 31, 2021	Amount
2021	120,207
2022	111,435
2023	99,203
Later years	103,658
Total lease payments	434,503
Less: Imputed interest	(63,842)
Present value of lease liabilities	$370,661

Note 15- SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Corporation through the date the financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

45

46

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenues

We had revenues of $237,018 for the three months ended March 31, 2021 which was relatively unchanged as compared to revenues of $235,311 for the three months ended March 31, 2020.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2021 was $75,814 compared to cost of goods sold of $48,887 for the three months ended March 31, 2020. The increase in cost of goods sold was due to normal fluctuation in the wholesale cannabis market as well as the fact that we have curtailed production at our production and processing facility in Eugene while we await relicensing of the facility and are temporarily purchasing more of our products from third party vendors.

Salaries and Wages

Salaries and Wages decreased to $86,983 for the three months ended March 31, 2021 as compared to $141,680 for the three months ended March 31, 2020. The decrease in salaries and wages was due to normal decrease in labor cost as well as the fact that we have less staff while we await relicensing of our production and processing facility in Eugene.

Selling, General and Administrative Expenses

Selling, general and administrative was relatively unchanged at $195,650 for the three months ended March 31, 2021 as compared to $199,558 for the three months ended March 31, 2020.

Professional Fees

Professional fees were $207,714 for the three months ended March 31, 2021, as compared to $175,306 for the three months ended March 31, 2020. The increase in professional fees was a result of increased costs in this category as we moved to implement our international expansion plans.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $31,671 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020.

Interest Expense

Interest expense and debt amortization expense increased slightly to $149,859 for the three months ended March 31, 2021 from $137,450 for the three months ended March 31, 2020. These increases were due to more debt incurred over the past 12 months for expansion of our operations.

Amortization of Debt Discount

Amortization of debt discount was $142,977 for the three months ended March 31, 2021, as compared to $138,776 for the three months ended March 31, 2020.

Derivative Liabilities Expense

Derivative liabilities expense increased to $380,063 for the three months ended March 31, 2021 from $28,887 for the three months ended March 31, 2020. These increases were due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a loss an expense of $4,535,437 for the three months ended March 31, 2021 compared to an expense of $74,770 for the three months ended March 31, 2020. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income was a loss of ($5,208,336) the three months ended March 31, 2021 as compared to ($379,883) for the three months ended March 31, 2020. The increased loss was due largely to a change in derivative liability expenses resulting from a change in stock price as well as the volatility factors used in the derivative calculations.

Net Income

We incurred net loss of ($5,505,808) for the three months ended March 31, 2021, as compared to a net loss of ($710,003) for the three months ended March 31, 2020. The majority of our net loss during the three-month period ending March 31, 2020 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the three months ended March 31, 2021 and 2020 was a gain of $14,400 and a loss of $52,236, respectively.

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

Effective as of July 22, 2020, pursuant to certain ratchet provisions within the Notes and in consideration of further concessions and additional financing assistance provided by the Institutional Investor, the Agreement was further modified so that the Conversion Price of all Notes held by the HNW Investor have been reduced to $0.01 (0.15 post- split) per share, subject to certain adjustments in the event of stock dividends, splits and similar recapitalization events.

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

Note Conversions

No notes were converted during the period.

Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

 No Employee Stock Plan Issuances or Director and Officer Restricted Stock Issuances were issued during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of March 31, 2021. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

A. Licensing Update- Kaya Farms Greenhouse Grow and Production Facility, Lebanon, Oregon

On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya FarmsTM Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

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

KAYS is still working out logistics but is targeting the facility to be functionally complete by mid-fall 2021. 37

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

As part of a larger production and processing plan that would allow for a more efficient Production and Processing plan and economy of scale, the Company is presently in the process of submitting a new OLCC Marijuana Processing License for the 12,000 facility, and plans to renovate and dedicate the facility to produce various brands of oils, edibles, concentrates and extracts, and develop medical grade laboratory facilities for the production of a proprietary Kaya CannaceuticalsTM, while conducting all future grow operations at the Lebanon Kaya Farms Ag Facility upon completion of construction and licensing

C. Service Provider and Vendor Litigation and Settlements

·	· On December 3, 2020 a suit was filed against Kaya Shack/MJAI Oregon 1 by a Groen Chocolate claiming non-payment of a Vendor Invoice in the amount of $7,196.50. A settlement was reached February 22, 2021 which requires that required payment of $7,186.50 of which $1,196.50 remains to be paid.
·	· On January 21, 2021 a suit was filed against Kaya Holdings, Inc. and MJAI Oregon 1, LLC dba Kaya Shack by Northwest Confection claiming non-payment of a Vendor Invoice in the amount of $28,363.52. The Company’s Oregon counsel is in process of responding to the suit and also discussing a settlement.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2021 the Company received $15,000 for the sale of 50,000 shares of the Company’s restricted stock via a private placement to an individual investor.

On January 22, 2021, the Company issued a Convertible Promissory Note to High Net Worth Investor in exchange for payment totalling $60,000.

 On February 28, 2021 the Company issues a Convertible Promissory Note to the High Net Worth Investor in exchange for payments totaling $100,000.00

On March 31, 2021 the Company issues a Convertible Promissory Note to the High Net Worth Investor in exchange for payments totaling $50,000.00

On March 8, 2021 the Company received $20,000 for the sale of 66,666 shares of the Company’s restricted stock via a private placement to an individual investor.

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

Dated: May 17, 2021

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

