Form 10-Q
period 2021-06-30
Kaya Holdings, Inc.
filed 2021-08-16
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

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

As of May 16, 2021, the Issuer had 14,722,835 shares of its common stock outstanding.

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

Part I,

Item 1 Condensed Consolidated Financial Statements

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2021 and December 31, 2020

ASSETS
	(Unaudited)	(Audited)
	June 30, 2021	December 31, 2020
CURRENT ASSETS:
Cash and equivalents	$69,274	$43,162
Inventory-net of allowance	37,956	47,618
Prepaid expenses	11,967	12,135
Total current assets	119,197	102,915

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	300,985	322,760
Property and equipment, net of accumulated depreciation of $607,710 and $547,469 as of June 30, 2021 and December 31, 2020, respectively	1,764,705	1,824,946

Investment in subsidaries	—	31,688
Deposits	82,587	16,507
Total other assets	2,148,277	2,195,901

Total assets	$2,267,474	$2,298,816

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$1,093,806	$988,247
Accounts payable and accrued expense-related parties	980,717	846,111
Accrued interest	856,633	616,329
Right-of-use liabiliy - operating lease	134,829	149,896
Notes payable-related party	250,000	—
Convertible notes payable, net of discount of $0 and $79	125,000	363,243
Notes payable	9,312	9,312
Derivative liabilities	12,664,764	17,328,904
Total current liabilities	16,115,061	20,302,042

LONG TERM LIABILITIES:
Notes payable-related party	—	250,000
Convertible notes payable, net of discount of $597,859 and $494,930	6,714,293	6,399,574
Right-of-use liabiliy - operating lease	221,966	273,289
Total long term liabilities	6,936,259	6,922,863

Total liabilities	23,051,320	27,224,905

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;100,000 and 100,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	100	100
Common stock , par value $.001; 500,000,000 shares authorized;15,729,506 shares issued as of June 30, 2021 and 14,264,409 shares outstanding as of December 31, 2020, respectively	15,730	14,265
Subscriptions payable	163,630	163,880
Additional paid in capital	21,190,951	20,639,456
Accumulated deficit	(40,563,003)	(44,219,608)
Accumulated other comprehensive income	(1,619)	—
Non-controlling interest	(1,589,635)	(1,524,182)
Net stockholders' deficit	(20,783,846)	(24,926,089)

Total liabilities and stockholders' deficit	$2,267,474	$2,298,816

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net sales	$239,198	$263,862	$476,216	$499,173

Cost of sales	86,729	59,900	162,543	108,787

Gross profit	152,469	203,962	313,673	390,386

Operating expenses:
Professional fees	158,191	204,165	365,905	379,471
Salaries and wages	87,638	93,167	174,621	234,847
(Gain) Loss on impairment of assets	(13,259)	—	(44,930)	—
General and administrative	204,198	164,871	399,848	364,429
Total operating expenses	436,768	462,203	895,444	978,747

Operating loss	(284,299)	(258,241)	(581,771)	(588,361)

Other income (expense):
Interest expense	(160,961)	(162,483)	(310,820)	(299,933)
Amortization of debt discount	(70,094)	24,560	(213,071)	(114,216)
Derivative liabilities expense	(186,017)	(143,282)	(566,080)	(172,169)
Change in derivative liabilities expense	9,798,331	(890,989)	5,262,894	(965,759)
Total other income (expense)	9,381,259	(1,172,194)	4,172,923	(1,552,077)

Net income (loss) before income taxes	9,096,960	(1,430,435)	3,591,152	(2,140,438)

Provision for Income Taxes	—	—	—	—

Net income (loss)	9,096,960	(1,430,435)	3,591,152	(2,140,438)

Net Income (loss) attributed to non-controlling interest	(79,853)	(5,540)	(65,453)	(57,776)

Net income (loss) attributed to Kaya Holdings, Inc.	9,176,813	(1,424,895)	3,656,605	(2,082,662)

Basic net income (loss) per common share	$0.61	$(0.01)	$0.25	$(0.01)

Weighted average number of common shares outstanding - Basic	15,006,625	187,503,812	14,650,881	187,503,812

Diluted net income (loss) per common share	$0.00	$(0.01)	$0.05	$(0.01)

Weighted average number of common shares outstanding - Diluted	70,174,904	187,503,812	69,819,160	187,503,812

The accompanying notes are an integral part of these consolidated financial statements

  Kaya Holdings, Inc. and Subsidiaries

  Condensed Consolidated Statements of Comprehensive Income Statement

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income (loss)	$9,176,813	$(1,424,895)	$3,656,605	$(2,082,662)

Other comprehensive income (expense)
Foreign currency adjustments	(1,619)	—	(1,619)	—

Comprehensive income (loss)	9,175,194	(1,424,895)	3,654,986	(2,082,662)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the three month period ended June 30, 2021 and the year ended December 31, 2020

						Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Noncontrolling Interest	Total Stockholders' Deficit
			Post-Split		Subscription Payable
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2019	100,000	$ 100	12,500,254	12,501	$ 163,630	$ 19,778,857	$ (32,120,787)	$ -	$ (1,325,781)	$ (13,491,480)

Imputed interest	-	-	-	-	-	22,500	-	-	-	22,500

Common stock issued for Cash	-	-	-	-	250	7,715	-	-	-	7,965

Common stock issued for services	-	-	546,667	547	-	263,445	-	-	-	263,992

Common stock issued for services - related parties	-	-	533,333	533	-	263,467	-	-	-	264,000

Common stock issued for debt conversion and interest	-	-	683,753	684	-	101,879	-	-	-	102,563

Warrants granted for Cash	-	-	-	-	-	4,535	-	-	-	4,535

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	197,058	-	-	-	197,058

Rounding Shares	-	-	402	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(12,098,821)	-	(198,401)	(12,297,222)

Balance, December 31, 2020	100,000	$ 100	14,264,409	$ 14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ -	$ (1,524,182)	$ (24,926,089)

Balance, December 31, 2020	100,000	$ 100	14,264,409	$ 14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ -	$ (1,524,182)	$ (24,926,089)

Imputed interest	-	-	-	-	-	11,096	-	-	-	11,096

Common stock issued for Cash	-	-	158,332	158	(250)	35,092	-	-	-	35,000

Common stock issued for notes conversion and interest	-	-	1,306,765	1,307	-	194,708	-	-	-	196,015

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	283,326	-	-	-	283,326

Noncontrolling capital	-	-	-	-	-	27,273	-	-	-	27,273

Net income (loss)	-	-	-	-	-	-	3,656,605	(1,619)	(65,453)	3,589,533

Balance, June 30, 2021 (Unaudited)	100,000	$ 100	15,729,506	$ 15,730	$ 163,630	$ 21,190,951	$ (40,563,003)	$ (1,619)	$ (1,589,635)	$ (20,783,846)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The Six	For The Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES:
Net income/(loss)	$3,656,605	$(2,082,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(65,453)	(57,776)
Depreciation	60,241	111,349
Imputed interest	11,096	11,250
Loss (gain) on impairment of right-of-use asset	(45,035)	—
Derivative expense	566,080	172,169
Change in derivative liabilities	(5,262,894)	965,759
Amortization of debt discount	213,071	114,216
Changes in operating assets and liabilities:
Prepaid expense	168	728
Inventory	9,662	20,877
Right-of-use asset	21,775	(178,809)
Other assets	(34,392)	—
Accrued interest	299,724	288,683
Accounts payable and accrued expenses	105,559	62,991
Accounts payable and accrued expenses - Related Parties	134,606	171,197
Right-of-use liabilities	(21,355)	186,066

Net cash used in operating activities	(350,542)	(213,962)

INVESTING ACTIVITIES:
Investment in Subsidiaries	—	—

Net cash used in investing activities	—	—

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	35,000	12,500
Proceeds from convertible debt	316,000	170,000
Non-controlling contribution	27,273	—

Net cash provided by financing activities	378,273	182,500

NET INCREASE (DECREASE) IN CASH	27,731	(31,462)

Effects of currency translation on cash and cash equivalents	(1,619)

CASH BEGINNING BALANCE	43,162	86,967

CASH ENDING BALANCE	$69,274	$55,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:

Reclassification of derivative liability to additional paid in capital	283,326	—
Derivative liability on convertible note payable	316,000	170,000
Value of common shares issued for conversion of principle and interest	196,015	—
Capitalization of interest pursuant to amended agreement	18,992	584,478
Shares issued for cash from stock payable	250	—
Change in accounting treatment	—	—

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

In February, 2020 the Company renewed the OLCC Marijuana Retailer Licenses #1, 2 and 4 listed above and did not renew OLCC Marijuana Retailer License #3 and ceased operations at that location. The Company is currently seeking to transfer OLCC License #4 to another location.

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

On October 15, 2020 the OLCC approved a settlement between the OLCC and Sunstone Marketing Partners that required that the licenses for the Eugene Oregon based Sunstone Farms facility be sold to a third party (other than KAYS) or surrendered. For more information, please see Note 15, Subsequent Events and Part II-Other Information, Item 1, Legal Proceedings elsewhere in this filing.

On November 27, 2020 Kaya Farms Greece, S.A. (“KFG)” was incorporated by the Company’s Greek Counsel Dalakos, Fassolis and Theofanopoulos of Piraeus, Greece. KBI owns a majority of KFG.

On December 31, 2020, the Company entered into a joint venture agreement with Greekkbannabis., and and On January 11, 2021, KAYS/KBI, through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG")  and Greekkannabis (“GKC") executed an agreement for KBI to acquire 50% of GKC. The terms are as follows:

1. Prior to the execution of the transaction, the GKC shareholders owned a total of 320 shares (100%) of GKC.

2. Pursuant to first section of the contract,  KBI has initially acquired 80 shares of GKC (from the current shareholders) for payment of 30,000 Euros- 20,000 Euros have been paid from the $31,688 (25,000 Euros) sent to Greece on December 31, 2020 and the remaining 10,000 Euros is due to be paid by June 30, 2022. This leaves current shareholders on GKC side with 240 shares.

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

On March 31, 2021 the Company entered into a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of Kays, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00.

KAYS has listed the warehouse property for sale with the goal of using the realized funds to propel progress in our U.S., Israel and Greece, as well as improve our balance sheet. Projects we plan to focus on include launching Kaya Harmony™ - Kaya Farms™ U.S.A., introducing a number of consumer product brands, redesigning our Kaya Shack™ stores, launching CBD brands in Europe, and acquiring land in Israel through an Israeli government tender program

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net income of $3,656,605 for the six months ended June 30, 2021 and a net loss of $2,082,662 for the six months ended June 30, 2020. The increase in net income is due to the changes in derivative liabilities, offset by the increase in amortization of debt discount, as well as the company continues to have operating losses. At June 30, 2021 the Company has a working capital deficiency of $15,995,864 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2021 is $37,956 and $47,618 as of December 31, 2020. Inventory allowance and impairment were $0 and $0 as of June 30, 2021 and December 31, 2020, respectively.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$69,274	$-	$-
Total assets	69,274	-	-
Liabilities
Convertible debentures, net of discounts of $597,859	-	-	6,839,293
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	12,664,764
Total liabilities	-	-	19,504,057
	$69,274	$-	$19,504,057

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$43,162	$-	$-
Total assets	43,162	-	-
Liabilities
Convertible debentures, net of discounts of $494,930	-	-	6,762,817
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	17,328,904
Total liabilities	-	-	24,091,721
	$43,162	$-	$24,091,721

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2021.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	18,990	18,990
Furniture & Fixtures	43,466	43,466
HVAC	41,768	41,768
Land	697,420	697,420
Leasehold Improvements	142,979	142,979
Machinery and Equipment	312,331	312,331
Sign	12,758	12,758
Structural	1,017,359	1,017,359
Vehicle	79,744	79,744
Total	2,372,415	2,372,415
Less: Accumulated Depreciation	(607,710)	(547,469)
Property, Plant and Equipment - net	$1,764,705	$1,824,946

Depreciation expense totaled of $60,241 and $111,349 for the six months ended June 30, 2021 and 2020, respectively. Due to the closure of 2 stores, the Company removed net asset of $173,658 and record loss of disposal of fixed asset $173,658 during the years ended December 31, 2020.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at June 30, 2021 and December 31, 2020:

	30-Jun-21	31-Dec-20
	(Unaudited)	(Audited)
Rent Deposits	$11,016	$11,016
Security Deposits	5,491	5,491
Down Payment	66,080	0
Non-Current Assets	$82,587	$16,507

Due to the closure of 2 stores, the Company expensed rent deposit of $11,016 during the years ended December 31, 2020.

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 0.47%, volatility ranging from 106% to 142%, trading prices ranging from $0.020 per share to $0.66 per share and a conversion price ranging from $0.15 per share to $0.38 per share. The total derivative liabilities associated with these notes were $12,664,764 at June 30, 2021 and $17,328,904 at December 31, 2020.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			6/30/2021	12/31/2020

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	82,391
C	Convertible		X	8.0%	1-Jan-24	41,195	41,195
D	Convertible		X	8.0%	1-Jan-24	262,156	262,156
O	Convertible		X	8.0%	1-Jan-24	136,902	136,902
P	Convertible		X	8.0%	1-Jan-24	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-24	65,274	65,274
S	Convertible		X	8.0%	1-Jan-24	63,205	63,205
T	Convertible		X	8.0%	1-Jan-24	313,634	313,634
BB	Convertible	X		10.0%	1-Jan-20	-	50,000
CC	Convertible	X		10.0%	1-Jan-20	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-24	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-24	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-24	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-24	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-24	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-24	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-24	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-24	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-24	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-24	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-24	121,727	113,322
XX	Convertible		X	8.0%	1-Jan-24	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-24	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-24	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-24	87,066	87,066
CCC	Convertible		X	8.0%	1-Jan-24	-	25,000
DDD	Convertible		X	8.0%	1-Jan-24	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-24	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-24	79,422	79,422
HHH	Convertible		X	8.0%	1-Jan-24	-	35,000
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-24	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-24	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,979
RRR	Convertible		X	8.0%	1-Jan-24	-	15,000
SSS	Convertible		X	8.0%	1-Jan-24	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-24	80,000	80,000
UUU	Convertible		X	8.0%	1-Jan-24	-	20,000
VVV	Convertible		X	8.0%	1-Jan-24	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-24	60,000	-
XXX	Convertible		X	8.0%	1-Jan-24	100,000	-
YYY	Convertible		X	8.0%	1-Jan-24	50,000	-
ZZZ	Convertible		X	8.0%	1-Jan-24	40,000	-
AAAA	Convertible		X	8.0%	1-Jan-24	66,000	-

Total Convertible Debt						7,437,152	7,257,747
Less: Discount						(597,859)	(494,930)
Convertible Debt, Net of Discounts						$ 6,839,293	$ 6,762,817
Convertible Debt, Net of Discounts, Current						$ 125,000	$ 363,243
Convertible Debt, Net of Discounts, Long-term						$ 6,714,293	$ 6,399,574

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR SIX MONTHS ENDED JUNE 30, 2021

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.15 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The accrued interest of $5,000 was paid in cash in the year of 2020. On January 1, 2019, due date of this note was extended until January 1, 2020. No gain or loss on conversion was recorded as conversions were made within the terms of agreement. On May 18, 2021, the noteholder converted the remaining principal of $50,000 and accrued interest of $10,197. The remaining balance of principal and interest was $100,000 and $0, respectively, at June 30, 2021 The remaining balance of principal and interest was $0 and $0, respectively, at June 30, 2021.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note was convertible after September 23, 2015 and was convertible into the Company’s common stock at a conversion rate of $.45 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. On May 18, 2021, the noteholder converted the accrued interest of $26,712. The remaining balance of principal and interest was $100,000 and $0, respectively, at June 30, 2021.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $.75 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $.75 per share to $.45 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $29,055 and accrued interest of $969. The remaining balance of principal and interest was $0 and $0, respectively, at June 30, 2021.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $39,741 and accrued interest of $1,325. The remaining balance of principal and interest was $0 and $0, respectively, at June 30, 2021.

(RRR)

On January 8, 2020, the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $39,741 and accrued interest of $1,325. The remaining balance of principal and interest was $0 and $0, respectively, at June 30, 2021.

(UUU)

On August 13, 2020, the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $20,614 and accrued interest of $646. The remaining balance of principal and interest was $0 and $0, respectively, at June 30, 2021.

(WWW)

On January 22, 2021, the Company received $60,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $16,177 and accrued interest of $539. The remaining balance of principal and interest was $0 and $0, respectively, at June 30, 2021.

(XXX)

On February 28, 2021, the Company received $100,000 from the issuance of convertible debt to a High Net Worth Investor. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

(YYY)

On March 31, 2021, the Company received $50,000 from the issuance of convertible debt to a High Net Worth Investor. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

(ZZZ)

On May 4, 2021, the Company received $40,000 from the issuance of convertible debt to a High Net Worth Investor. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

(AAA)

On May 6, 2021, the Company received $66,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

NOTE 7 – NON-CONVERTIBLE DEBT

	June 30, 2021	December 31, 2020
Note 5	9,312	9,312
Total Non-Convertible Debt	9,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of June 30, 2021 with an outstanding balance of $9,312.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000
Loan payable	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $5,486 and $5,625 for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the balance of the debt was $250,000

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

On May 18, 2021 the Company received conversion notices totaling 579,390 shares, which were issued on June 7, 2021. This settled convertible debt and interest totaling $86,909.

On May 24, 2021 the Company received conversion notices totaling 727,375 shares, which were issued on June 7, 2021. This settled convertible debt and interest totaling $109,106. There was no gain/loss on these conversions, as they were made within the terms of the note agreements.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.42 per share to $6.15 per share and a conversion price ranging from $0.15 per post- reverse split share to $0.38 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2020	$17,328,904
Initial	882,080
Change in Derivative Values	(5,262,894)
Conversion of debt-reclass to APIC	(283,326)
Balance as of June 30, 2021	$12,664,764

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $882,080 and $170,000 for the new notes issued for six months ended June 30, 2021 and 2020, respectively.

The Company recorded derivative liability expense of $566,080 and $172,169 for the six months ended June 30, 2021 and 2020, respectively.

The Company recorded a change in the value of embedded derivative liabilities expense of $5,262,894 and $965,759 for the six months ended June 30, 2021 and 2020, respectively.

The Company recorded a reclassification of derivatives liabilities to additional paid in capital due to conversion of date of $283,326 during the six months ended June 30, 2021.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $597,859 and $527,469 as of June 30, 2021 and 2020, respectively.

The Company recorded the amortization of debt discount of $213,071 and $114,216 for the six months ended June 30, 2021 and 2020, respectively.

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

In 2021, the Company formed Kaya Farm Greece, which is a majority owned subsidiary of Kaya Brands International, Inc., with 70% ownership. The remaining 30% is owned by related parties of the Company. Subsequently, Kaya Farm Greece entered an acquisition agreement to acquire 50% GREEKKANNABIS S.A. (GK) The remaining 50% of GREEKKANNABIS S.A. is currently owned by Ilias Kammenos (President of GK) and Panagiotis Kininis (Vice president of GK). There is non-controlling capital of $27,273 representing the equity not currently owned by the Company. The financial statements have been consolidated with the Company.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of June 30, 2021, the accrued compensation was approximately $970,405, whereas, $820,405 was carried over from prior years. As of June 30,2021, the Company also had $18,274 of accounts payable due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

On March 31, 2021 the Company entered into a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of Kays, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00.

KAYS has listed the warehouse property for sale with the goal of using the realized funds to propel progress in our U.S., Israel and Greece, as well as improve our balance sheet. Projects we plan to focus on include launching Kaya Harmony™ - Kaya Farms™ U.S.A., introducing a number of consumer product brands, redesigning our Kaya Shack™ stores, launching CBD brands in Europe, and acquiring land in Israel through an Israeli government tender program

NOTE 12 – STOCK OPTION PLAN

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

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2020	316,158	0.47	0.36
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of June 30, 2021	316,158	0.47	0.12

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

The Company has right-of-use assets of $300,985 and operating lease liabilities of $356,795 as of June 30, 2021. Operating lease expense for the six months ended June 30, 2021 and 2020 were $106,544 and $76,296, respectively. Due to the closure of 2 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company have recorded $87,151 in impairment charges related to right-of-use assets during the year ended December 31, 2020.

Maturity of Lease Liabilities at June 30, 2021	Amount
2021	89,398
2022	120,960
2023	99,204
Later years	103,658
Total lease payments	413,220
Less: Imputed interest	(56,425)
Present value of lease liabilities	$356,795

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

As previously reported in our last periodic report filed under the Securities Exchange Act of 1934, On March 31, 2021 the Company entered into a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of Kays, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00.

KAYS has listed the warehouse property for sale with the goal of using the realized funds to propel progress in our U.S., Israel and Greece, as well as improve our balance sheet. Projects we plan to focus on include launching Kaya Harmony™ - Kaya Farms™ U.S.A., introducing a number of consumer product brands, redesigning our Kaya Shack™ stores, launching CBD brands in Europe, and acquiring land in Israel through an Israeli government tender program

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company owns a 26-acre farm in Lebanon, Linn County, Oregon, on which it is in process of constructing an 85,000-square foot Kaya Farms™ Greenhouse Grow and Production Facility. The Company has received county zoning approvals for the complex, and has recently been notified by the OLCC that they are ready to proceed with KAYS Production (Grow) Licensing for the Linn County Facility pending completion of initial construction.

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

Kaya Shack™ Car Fleet and Home Delivery

The Company is licensed by the OLCC for home delivery for all three of its retail licenses and has a fleet of 4 Kaya Cars featuring the Company’s branding logos outfitted with safes and security equipment. We have begun to offer deliver within the geographic areas of Portland and Salem, and are looking to expand this offering to other areas in Oregon if we are able to get an approval on the transfer of our third retailer license.

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

OWNER CONTACT

MJAI Oregon 5, LLC /
Marijuana Holdings Americas, Inc.,
dba Kaya Farms
Attn: W. David Jones
PHONE: 561-400-1971
EMAIL: wdavejones1@icloud.com

KAYA FARMS
Ag. Facility

OFFICE: 753 W. 5TH Avenue
Eugene, OR 97402-5103
PHONE: 541.689.3548
EMAIL: wcd@willardcdixon.com
MOBILE: 541.868.5960

WILLARD C. DIXON Architect, AIA

DES: WCD
DRF: TMS / MM
DATE: 02/ 09/ 2018
REV: 05/ 17/ 2018

KAYA FARMS Ag. Facility
34225 Kowitz Rd., Lebanon, OR 97355
(p) SITE PLAN

© 2018 WILLARD C. DIXON Architect, LLC

A1
1 of 1

We filed for zoning and land use approval in early 2018, and after numerous regulatory challenges and delays, we finally received zoning and land use approval in early 2019 to build on the property. We are presently in the process of initiating Stage 1 construction and final licensing on the property to meet the Spring 2022 growing season.

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

39

40

41

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

Kaya Brands International

After over five years of conducting “touch the plant” U.S. cannabis operations inside the strict regulatory confines of a public company, KAYS has formed Kaya Brands International, Inc. (“Kaya International” or “KBI”), to leverage its experience and expand into worldwide cannabis markets. KBI’s current operations and initiatives include Canada Greece, and Israel, with additional areas under consideration including Mexico, and Zimbabwe.

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

On January 13, 2021 KAYS reported that its majority-owned subsidiary KBI had exercised its option to acquire a 50% Interest in GKC. The acquisition of the 50% interest in GKC is the cornerstone of KAYS’ planned Kaya Kannabis project, announced in late June 30, 2020 with the objective of establishing a beachhead to enter the lucrative global medical cannabis market from Greece, a member of the European Union.

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

On March 30, 2021 the Company confirmed that its Israeli subsidiary, Kaya Shalvah (Kaya Farms Israel) has been awarded its initial permit from the "YAKAR", the Department for Medical Cannabis in the Israeli Ministry of Health, to develop an Israeli cannabis cultivation and processing facility. This initial permit grants the Company permission to proceed with its plans to develop commercial scale cannabis cultivation and processing site at the Green Negev cannabis complex in Yerucham, Israel, pending a tender for the land.

The Company is currently awaiting for the Israeli Government to proceed with the land tender program (which has been delayed due to COVID 19 issues). Upon commencement with the bidding program, the Company will submit its land acquisition bid for 100 Dunams (approximately 25 acres) of land to the Israel Land Authority, which is tasked with processing the applications for the land bids that are part of the highly sought after Greenegez Canabis Center in Yerucham, Israel. Once the Company develops the site in accordance with all Israeli regulations, and meets all requisite standards, the final cultivation and processing licenses will be issued.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, June 30, 2020

Revenues

We had revenues of $239,198 for the three months ended June 30, 2021 which was relatively unchanged as compared to revenues of $263,862 for the three months ended June 30, 2020.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2021 was $86,729 compared to cost of goods sold of  $59,900 for the three months ended June 30, 2020. The increase in cost of goods sold was due to normal fluctuation in the wholesale cannabis market as well as the fact that we have curtailed production at our production and processing facility in Eugene while we await relicensing of the facility and are temporarily purchasing more of our products from third party vendors.

Salaries and Wages

Salaries and Wages decreased to $87,638 for the three months ended June 30, 2021 as compared to $93,167 for the three months ended June 30, 2020. The decrease of $5,500 in salaries and wages was due to normal decrease in labor cost as well as the fact that we have less staff while we await licensing of our production facility in Lebanon.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $204,198 for the three months ended June 30, 2021 as compared to $164,871 for the three months ended June 30, 2020. The increase was primarily due increase in marketing and office expenses.

Professional Fees

Professional fees were $158,191 for the three months ended June 30, 2021, as compared to $204,165 for the three months ended June 30, 2020. The decrease in professional fees was a result of decreased costs in this category.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $13,259 for the three months ended June 30, 2021, as compared to $0 for the three months ended June 30, 2020.

Interest Expense

Interest expense remained relatively unchanged at $160,961 for the three months ended June 30, 2021 from $162,483 for the three months ended June 30, 2020.

Amortization of Debt Discount

Amortization of debt discount was an expense of $70,094 for the three months ended June 30, 2021, as compared income of $24,560 for the three months ended June 30, 2020.

Derivative Liabilities Expense

Derivative liabilities increased to $186,017 for the three months ended June 30, 2021 from $143,282 for the three months ended June 30, 2020. The increase were due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $9,798,331 for the three months ended June 30, 2021 compared to an expense of $890,989 for the three months ended June 30, 2020. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings

We had net income of $9,176,813 for the three months ended June 30, 2021, as compared to a net loss of $1,424,895 for the three months ended June 30, 2020. The majority of our net income during the three-month period ending June 30, 2021was a result of the derivative liabilities associated with our Convertible Debt and a increase in our stock price as well as the volatility factors used in the derivative calculations. The non-controlling interest for the three months ended June 30, 2021 and 2020 was a loss of $79,853 and a loss of $5,540 respectively.

Six months ended June 30, 2021compared to six months ended June 30, June 30, 2020

Revenues

We had revenues of $476,216 for the six months ended June 30, 2021 as compared to revenues of $499,173 for the six months ended June 30, June 30, 2020. The slight decrease in revenue is due to the normal fluctuation in the market and we are evaluating the effect of the COVID 19 pandemic.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2021 was $162,543 compared to cost of goods sold of $108,787 for the six months ended June 30, June 30, 2020. The increase in cost of goods sold was due to normal fluctuation in the wholesale cannabis market and revised pricing policies.

Salaries and Wages

Salaries and Wages decreased to $174,621 for the six months ended June 30, 2021 as compared to $234,847 for the six months ended June 30, June 30, 2020. The decrease in salaries and wages was due to a reduction in staffing from the consolidation of retail outlets and reduced operations.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $399,848 for the six months ended June 30, 2021 as compared to $364,429 for the six months ended June 30, June 30, 2020. The increase was primarily due increase in marketing and office expenses.

Professional Fees

Professional fees were $365,905 for the six months ended June 30, 2021 as compared to $379,471 for the six months ended June 30, June 30, 2020. The decrease in professional fees was primarily related to decreases in expenses for accounting, auditing and consulting.

Interest Expense

Interest expense and debt amortization expense increased to $310,820 for the six months ended June 30, 2021 from $299,933 for the six months ended June 30, June 30, 2020. The increase was related to an increase debt incurred over the past 12 months for expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense increased to $566,080 for the six months ended June 30, 2021 from $172,169 for the six months ended June 30, June 30, 2020. The increase was due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $5,262,894 for the six months ended June 30, 2021 compared to a loss of $956,759 for the six months ended June 30, June 30, 2020. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We had net income of $ 3,591,152 for the six months ended June 30, 2021 as compared to a net loss of $2,082,662 for the six months ended June 30, June 30, 2020.

The majority of our net income during the six months ended June 30, 2021 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the six months ended June 30, 2021 and June 30, 2020 was a loss of $65,453 and $57,776 respectively.

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

As of the date of this report, the Institutional Investor has purchased an aggregate of $3,251,,000 in principal amount of May 2017 Notes from the Company under the May 2017 Financing Agreement, as amended to date.

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

In January 2019 the Agreement was amended to lower the conversion price of the previously purchased $0.10 Note to $0.05, and to modify terms of the $0.10 Note to make them consistent with the May 2017 Financing Agreement executed with the Institutional Investor, and to allow for the right of the HNW Investor to acquire an additional $200,000 of January 2018 Notes, which are convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (the “$0.03 Notes ”). In March 2019 the agreement was further amended to lower the conversion prices of the previously issued $0.05 Notes to $0.03.

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

As of the date of this report, the Institutional Investor has purchased an aggregate of $345,000 in principal amount of May 2017 Notes from the Company under the January 2018 Financing Agreement, as amended to date.

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

Note Conversions

On May 31, 2021 a total of four (4) Notes representing an aggregate of $109,107 of Principal and Interest were converted into 727,375 shares of stock of the Company by the HNW pursuant to the July 22, 2020 Amendment to the January 2018 Financing Agreement.

Additionally, on May 31, 2021 two (2) Notes representing an aggregate of $86,908 of Principal and Interest were converted into 579,390 shares of stock of the Company.

Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

 No Employee Stock Plan Issuances or Director and Officer Restricted Stock Issuances were issued during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of June 30, 2021. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Settlement with Sunstone, Burwick regarding non-transferability of Sunstone Grow License

As previously reported in our last periodic report filed under the Securities Exchange Act of 1934, On March 31, 2021 the Company entered into a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of Kays, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00.

KAYS has listed the warehouse property for sale with the goal of using the realized funds to propel progress in our U.S., Israel and Greece, as well as improve our balance sheet. Projects we plan to focus on include launching Kaya Harmony™ - Kaya Farms™ U.S.A., introducing a number of consumer product brands, redesigning our Kaya Shack™ stores, launching CBD brands in Europe, and acquiring land in Israel through an Israeli government tender program

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2021 the Company issued a Convertible Promissory Note to the High Net Worth Investor in exchange for payments totaling $40,000.00.

On May 6, 2021 the Company issued a Convertible Promissory Note to CVC International in exchange for payments totaling $66,000.00.

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

Dated: August 16, 2021

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

