Form 10-Q
period 2021-09-30
Kaya Holdings, Inc.
filed 2021-11-22
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

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

As of November 19, 2021, the Issuer had 14,722,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

ASSETS
	(Unaudited)	(Audited)
	September 30, 2021	December 31, 2020
CURRENT ASSETS:
Cash and equivalents	$56,266	$43,162
Inventory-net of allowance	35,840	47,618
Prepaid expenses	12,398	12,135
Total current assets	104,504	102,915
NON-CURRENT ASSETS:
Right-of-use asset - operating lease	278,638	322,760
Property and equipment, net of accumulated depreciation of $612,311 and $547,469 as of September 30, 2021 and December 31, 2020, respectively	1,732,232	1,824,946
Investment in subsidaries	—	31,688
Deposits	83,337	16,507
Total other assets	2,094,207	2,195,901
Total assets	$2,198,711	$2,298,816
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expense	$1,063,315	$988,247
Accounts payable and accrued expense-related parties	1,177,493	846,111
Accrued interest	1,004,708	616,329
Right-of-use liability - operating lease	117,406	149,896
Notes payable-related party	250,000	—
Convertible notes payable, net of discount of $0 and $79	125,000	363,243
Notes payable	214,312	9,312
Derivative liabilities	8,102,629	17,328,904
Total current liabilities	12,054,863	20,302,042
LONG TERM LIABILITIES:
Notes payable-related party	—	250,000
Convertible notes payable, net of discount of $537,746 and $494,851	6,774,406	6,399,574
Right-of-use liability - operating lease	202,721	273,289
Total long term liabilities	6,977,127	6,922,863
Total liabilities	19,031,990	27,224,905
STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized; 100,000 and 100,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	100	100
Common stock , par value $.001; 500,000,000 shares authorized; 14,722,835 shares issued as of September 30, 2021 and 14,264,409 shares outstanding as of December 31, 2020, respectively	14,723	14,265
Subscriptions payable	163,630	163,880
Additional paid in capital	21,210,082	20,639,456
Accumulated deficit	(36,611,210)	(44,219,608)
Accumulated other comprehensive income	(2,966)	—
Non-controlling interest	(1,607,638)	(1,524,182)
Net stockholders' deficit	(16,833,279)	(24,926,089)
Total liabilities and stockholders' deficit	$2,198,711	$2,298,816

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net sales	$214,051	$274,985	$690,267	$774,158

Cost of sales	62,245	105,862	224,788	214,649

Gross profit	151,806	169,126	465,479	559,509

Operating expenses:
Professional fees	316,979	207,289	682,884	586,760
Salaries and wages	96,436	94,173	271,057	329,020
(Gain) Loss on impairment of assets	(13,696)	—	(58,626)	—
General and administrative	225,245	636,985	625,093	1,001,414
Total operating expenses	624,964	938,447	1,520,408	1,917,194

Operating loss	(473,158)	(769,324)	(1,054,929)	(1,357,685)

Other income (expense):
Interest expense	(153,746)	(150,386)	(464,566)	(450,319)
Amortization of debt discount	(60,113)	(79,844)	(273,184)	(194,060)
Derivative liabilities expense	—	(147,315)	(566,080)	(319,484)
Gain (loss) on Settlement	45,458	—	45,458	—
Gain (loss) on disposal	13,214	—	13,214	—
Change in derivative liabilities expense	4,562,135	(12,266,838)	9,825,029	(13,232,597)
Other income (expense)	—	—	—	—
Total other expense	4,406,948	(12,644,383)	8,579,871	(14,196,460)

Net loss before income taxes	3,933,790	(13,413,707)	7,524,942	(15,554,145)

Provision for Income Taxes	—	—	—	—

Net income (loss)	3,933,790	(13,413,707)	7,524,942	(15,554,145)

Net Income (loss) attributed to non-controlling interest	(18,003)	(13,565)	(83,456)	(71,341)

Net loss attributed to Kaya Holdings, Inc.	3,951,793	(13,400,142)	7,608,398	(15,482,804)

Basic net loss per common share	$0.26	$(0.07)	$0.52	$(0.08)

Weighted average number of common shares outstanding - Basic	15,007,329	201,534,829	14,771,003	192,214,957

Diluted net loss per common share	$0.00	$(0.07)	$0.11	$(0.08)

Weighted average number of common shares outstanding - Diluted	71,263,410	201,534,829	71,027,084	192,214,957

The accompanying notes are an integral part of these consolidated financial statements.

  Kaya Holdings, Inc. and Subsidiaries

  Condensed Consolidated Statements of Comprehensive Income Statement

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income (loss)	$3,951,793	$815,907	$7,616,491	$(15,482,804)

Other comprehensive income (expense)
Foreign currency adjustments	(1,347)	—	(2,966)	—

Comprehensive income (loss)	3,950,446	815,907	7,613,525	(15,482,804)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the nine months ended September 30, 2021 (unaudited) and the year ended December 31, 2020

	Preferred Stock		Post-Split Common Stock		Subscription Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2019	100,000	$100	12,500,254	12,501	$163,630	$19,778,857	$(32,120,787)	$—	$(1,325,781)	$(13,491,480)

Imputed interest	—	—	—	—	—	22,500	—	—	—	22,500

Common stock issued for Cash	—	—	—	—	250	7,715	—	—	—	7,965

Common stock issued for services	—	—	546,667	547	—	263,445	—	—	—	263,992

Common stock issued for services - related parties	—	—	533,333	533	—	263,467	—	—	—	264,000

Common stock issued for debt conversion and interest	—	—	683,753	684	—	101,879	—	—	—	102,563

Warrants granted for Cash	—	—	—	—	—	4,535	—	—	—	4,535

Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	197,058	—	—	—	197,058

Rounding Shares	—	—	402	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	(12,098,821)	—	(198,401)	(12,297,222)

Balance, December 31, 2020	100,000	$100	14,264,409	$14,265	$163,880	$20,639,456	$(44,219,608)	$—	$(1,524,182)	$(24,926,089)

Balance, December 31, 2020	100,000	$100	14,264,409	$14,265	$163,880	$20,639,456	$(44,219,608)	$—	$(1,524,182)	$(24,926,089)

Imputed interest	—	—	—	—	—	16,767	—	—	—	16,767

Common stock issued for Cash	—	—	158,332	158	(250)	35,092	—	—	—	35,000

Common stock issued for notes conversion and interest	—	—	1,306,765	1,307	—	194,708	—	—	—	196,015

Share Cancellation	—	—	(1,006,671)	(1,007)	—	1,007	—	—	—	—

Settlement of related party accrued compensation	—	—	—	—	—	12,453	—	—	—	12,453

Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	283,326	—	—	—	283,326

Noncontrolling capital	—	—	—	—	—	27,273	—	—	—	27,273

Net loss	—	—	—	—	—	—	7,608,398	(2,966)	(83,456)	7,521,976

Balance, September 30, 2021 (Unaudited)	100,000	$100	14,722,835	$14,723	$163,630	$21,210,082	$(36,611,210)	$(2,966)	$(1,607,638)	$(16,833,279)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES:
Net loss	$7,608,398	$(15,482,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(83,456)	(71,341)
Depreciation	90,221	165,981
Imputed interest	16,767	16,875
Loss (gain) on disposal of fixed assets	(13,214)	—
Loss (gain) on impairment of right-of-use asset	(58,626)	—
Derivative expense	566,080	319,485
Change in derivative liabilities	(9,825,029)	13,232,596
Gain on settlement	(45,458)	—
Amortization of debt discount	273,184	194,061
Stock to be issued for services - related parties	—	264,000
Stock to be issued for services	—	237,600
Changes in operating assets and liabilities:
Prepaid expense	(263)	(655)
Inventory	11,778	53,615
Right-of-use asset	44,122	(135,714)
Other assets	(35,142)	—
Accrued interest	447,799	428,444
Accounts payable and accrued expenses	175,526	103,274
Accounts payable and accrued expenses - Related Parties	345,082	226,575
Right-of-use liabilities	(44,432)	143,668

Net cash used in operating activities	(526,663)	(304,340)

INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	14,460	—

Net cash used in investing activities	14,460	—

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	35,000	12,500
Proceeds from convertible debt	466,000	265,000
Non-controlling contribution	27,273	—

Net cash provided by financing activities	528,873	277,500

NET INCREASE (DECREASE) IN CASH	16,070	(26,840)

Effects of currency translation on cash and cash equivalents	(2,966)

CASH BEGINNING BALANCE	43,162	86,967

CASH ENDING BALANCE	$56,266	$60,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	283,326	229,936
Derivative liability on convertible note payable	316,000	265,000
Value of common shares issued for conversion of principle and interest	196,015	102,563
Value of common shares cancelled	(1,007)	—
Capitalization of interest pursuant to amended agreement	18,992	584,478
Shares issued for cash from stock payable	250	—
Settlement of accounts payable with note payable	55,000	—
Settlement of Related Party liability in excess of net book value of assets distributed	12,453	—

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

In February, 2020 the Company renewed the OLCC Marijuana Retailer Licenses #1, 2 and 4 listed above and did not renew OLCC Marijuana Retailer License #3 and ceased operations at that location. The Company is currently seeking to transfer OLCC License #4 to another location.

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

On October 15, 2020 the OLCC approved a settlement between the OLCC and Sunstone Marketing Partners that required that the licenses for the Eugene Oregon based Sunstone Farms facility be sold to a third party (other than KAYS) or surrendered. For more information, please see Note 15, Subsequent Events and Part II-Other Information, Item 1, Legal Proceedings elsewhere in this filing.

On November 27, 2020 Kaya Farms Greece, S.A. (“KFG)” was incorporated by the Company’s Greek Counsel Dalakos, Fassolis and Theofanopoulos of Piraeus, Greece. KBI owns a majority of KFG.

On December 31, 2020, the Company entered into a joint venture agreement with Greekkbannabis., and and On January 11, 2021, KAYS/KBI, through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG")  and Greekkannabis (“GKC") executed an agreement for KBI to acquire 50% of GKC. The terms are as follows:

1. Prior to the execution of the transaction, the GKC shareholders owned a total of 320 shares (100%) of GKC.

2. Pursuant to first section of the contract,  KBI has initially acquired 80 shares of GKC (from the current shareholders) for payment of 30,000 Euros- 20,000 Euros have been paid from the $31,688 (25,000 Euros) sent to Greece on December 31, 2020 and the remaining 10,000 Euros is due to be paid by June 30, 2022. This leaves current shareholders on GKC side with 240 shares.

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

On March 31, 2021 the Company entered into a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of Kays, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00.

KAYS has listed the warehouse property for sale with the goal of using the realized funds to propel progress in our U.S., Israel and Greece, as well as improve our balance sheet. Projects we plan to focus on include launching Kaya Harmony™ - Kaya Farms™ U.S.A., introducing a number of consumer product brands, redesigning our Kaya Shack™ stores, launching CBD brands in Europe, and acquiring land in Israel through an Israeli government tender program

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net income of $7,608,398 for the nine months ended September 30, 2021 and a net loss of $15,482,804 for the nine months ended September 30, 2020. The increase in net income is due to the changes in derivative liabilities, offset by the increase in amortization of debt discount, as well as the company continues to have operating losses. At September 30, 2021 the Company has a working capital deficiency of $11,950,359 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of September 30, 2021 is $35,840 and $47,618 as of December 31, 2020. Inventory allowance and impairment were $0 and $0 as of September 30, 2021 and December 31, 2020, respectively.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$56,266	$-	$-
Total assets	56,266	-	-
Liabilities
Convertible debentures, net of discounts of $612,311	-	-	6,899,406
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	8,102,629
Total liabilities	-	-	15,002,035
	$56,266	$-	$15,002,035

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$43,162	$-	$-
Total assets	43,162	-	-
Liabilities
Convertible debentures, net of discounts of $494,930	-	-	6,762,817
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	17,328,904
Total liabilities	-	-	24,091,721
	$43,162	$-	$24,091,721

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2021.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	18,990	18,990
Furniture & Fixtures	43,466	43,466
HVAC	41,768	41,768
Land	697,420	697,420
Leasehold Improvements	142,979	142,979
Machinery and Equipment	312,331	312,331
Sign	12,758	12,758
Structural	1,017,359	1,017,359
Vehicle	51,872	79,744
Total	2,344,543	2,372,415
Less: Accumulated Depreciation	(612,311)	(547,469)
Property, Plant and Equipment - net	$1,732,232	$1,824,946

Depreciation expense totaled of $92,715 and $165,981 for the six months ended September 30, 2021 and 2020, respectively. Due to the closure of 2 stores, the Company removed net asset of $173,658 and record loss of disposal of fixed asset $173,658 during the years ended December 31, 2020.

On August 30, 2021 the Company elected to dispose of two (2) of the four (4) Fiat cars that it owned that it was not using. The four cars were originally purchased in September of 2017 for prices ranging from $13,584.00 to $14,992.00.

After a review of market pricing the Company was able to sell one of the cars to Carvana for $14,460, after adjustments for cost removed and accumulated depreciation removal, the sale resulted in a gain on settlement.

Additionally, the second Fiat was transferred to Mr. Frank in lieu of $15,000.00 in fees owed him. See Note 11 for additional information.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at September 30, 2021 and December 31, 2020:

	30-Sep-21	31-Dec-20
	(Unaudited)	(Audited)
Rent Deposits	$11,016	$11,016
Security Deposits	6,241	5,491
Down Payment	66,080	0
Non-Current Assets	$83,337	$16,507

Due to the closure of 2 stores, the Company expensed rent deposit of $11,016 during the years ended December 31, 2020.

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.11% to 0.47%, volatility ranging from 106% to 142%, trading prices ranging from $0.020 per share to $0.66 per share and a conversion price ranging from $0.15 per share to $0.38 per share. The total derivative liabilities associated with these notes were $8,102,629 at September 30, 2021 and $17,328,904 at December 31, 2020.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			9/30/2021	12/31/2020

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	82,391
C	Convertible		X	8.0%	1-Jan-24	41,195	41,195
D	Convertible		X	8.0%	1-Jan-24	262,156	262,156
O	Convertible		X	8.0%	1-Jan-24	136,902	136,902
P	Convertible		X	8.0%	1-Jan-24	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-24	65,274	65,274
S	Convertible		X	8.0%	1-Jan-24	63,205	63,205
T	Convertible		X	8.0%	1-Jan-24	313,634	313,634
BB	Convertible	X		10.0%	1-Jan-20	-	50,000
CC	Convertible	X		10.0%	1-Jan-20	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-24	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-24	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-24	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-24	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-24	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-24	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-24	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-24	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-24	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-24	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-24	121,727	113,322
XX	Convertible		X	8.0%	1-Jan-24	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-24	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-24	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-24	87,066	87,066
CCC	Convertible		X	8.0%	1-Jan-24	-	25,000
DDD	Convertible		X	8.0%	1-Jan-24	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-24	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-24	79,422	79,422
HHH	Convertible		X	8.0%	1-Jan-24	-	35,000
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-24	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-24	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,979
RRR	Convertible		X	8.0%	1-Jan-24	-	15,000
SSS	Convertible		X	8.0%	1-Jan-24	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-24	80,000	80,000
UUU	Convertible		X	8.0%	1-Jan-24	-	20,000
VVV	Convertible		X	8.0%	1-Jan-24	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-24	60,000	-
XXX	Convertible		X	8.0%	1-Jan-24	100,000	-
YYY	Convertible		X	8.0%	1-Jan-24	50,000	-
ZZZ	Convertible		X	8.0%	1-Jan-24	40,000	-
AAAA	Convertible		X	8.0%	1-Jan-24	66,000	-

Total Convertible Debt						7,437,152	7,257,747
Less: Discount						(537,746)	(494,930)
Convertible Debt, Net of Discounts						$ 6,899,406	$ 6,762,817
Convertible Debt, Net of Discounts, Current						$ 125,000	$ 363,243
Convertible Debt, Net of Discounts, Long-term						$ 6,774,406	$ 6,399,574

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR NINE MONTHS ENDED SEPTEMBER 30, 2021

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.15 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The accrued interest of $5,000 was paid in cash in the year of 2020. On January 1, 2019, due date of this note was extended until January 1, 2020. No gain or loss on conversion was recorded as conversions were made within the terms of agreement. On May 18, 2021, the noteholder converted the remaining principal of $50,000 and accrued interest of $10,197. The remaining balance of principal and interest was $0 and $0, respectively, at September 30, 2021.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note was convertible after September 23, 2015 and was convertible into the Company’s common stock at a conversion rate of $.45 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. On May 18, 2021, the noteholder converted the accrued interest of $26,712. The remaining balance of principal and interest was $100,000 and $0, respectively, at September 30, 2021.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $.75 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $.75 per share to $.45 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $29,055 and accrued interest of $969. The remaining balance of principal and interest was $0 and $0, respectively, at September 30, 2021.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $39,741 and accrued interest of $1,325. The remaining balance of principal and interest was $0 and $0, respectively, at September 30, 2021.

(RRR)

On January 8, 2020, the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $16,177 and accrued interest of $539. The remaining balance of principal and interest was $0 and $0, respectively, at September 30, 2021.

(UUU)

On August 13, 2020, the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On May 24, 2021, the noteholder converted the remaining principal of $20,614 and accrued interest of $687. The remaining balance of principal and interest was $0 and $0, respectively, at September 30, 2021.

(WWW)

On January 22, 2021, the Company received $60,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details..

(XXX)

On February 28, 2021, the Company received $100,000 from the issuance of convertible debt to a High Net Worth Investor. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

(YYY)

On March 31, 2021, the Company received $50,000 from the issuance of convertible debt to a High Net Worth Investor. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

(ZZZ)

On May 4, 2021, the Company received $40,000 from the issuance of convertible debt to a High Net Worth Investor. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

(AAAA)

On May 6, 2021, the Company received $66,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

NOTE 7 – NON-CONVERTIBLE DEBT

	September 30, 2021	December 31, 2020
Note 5	9,312	9,312
Note BBBB	55,000	-
Note CCCC	150,000	-
Total Non-Convertible Debt	214,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of September 30, 2021 with an outstanding balance of $9,312.

(BBBB) On July 22, 2021, the Company received a total of $55,000 to be used for operating expenses, which matures on March 31, 2022. The note bears interest accruing at 9% per year.

(CCCC) On August 1, 2021, the Company received a total of $150,000 to be used for operating expenses, which matures on March 31, 2022. The note bears interest accruing at 10% per year.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $16,767 and $16,875 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the balance of the debt was $250,000.

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

On February 13, 2020, the Company sold a 0.25 subscription unit for $12,500. Each unit consists of 66,667 post-reverse split shares of the Company's common stock; 66,667 one-year class A warrants at an exercise price of $0.12 per Company's post-reverse split share; 66,667 two-year class B warrants at an exercise price of $0.18 per Company's post-reverse split share; and 1,000,000 shares of common stock of Kaya Brands International, Inc, which is a majority-owned subsidiary of the Company. As of September 30, 2021, the shares had not been issued.

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

On May 18, 2021 the Company received conversion notices totaling 579,390 shares, which were issued on June 7, 2021. This settled convertible debt and interest totaling $86,909.

On May 24, 2021 the Company received conversion notices totaling 727,375 shares, which were issued on June 7, 2021. This settled convertible debt and interest totaling $109,106. There was no gain/loss on these conversions, as they were made within the terms of the note agreements.

On July 26, 2021, the Company reached an agreement with a shareholder and board member for the return of 1,006,671 shares of common stock. The par value of the shares were accounted for in additional paid in capital, in the amount of $1,007.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.05% to 2.63%, volatility ranging from 84.63% to 243.22%, trading prices ranging from $0.42 per share to $6.15 per share and a conversion price ranging from $0.15 per post- reverse split share to $0.38 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2020	$17,328,904
Initial	882,080
Change in Derivative Values	(9,825,029)
Conversion of debt-reclass to APIC	(283,326)
Balance as of September 30, 2021	$8,102,629

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $882,080 and $584,485 for the new notes issued for nine months ended September 30, 2021 and 2020, respectively.

The Company recorded derivative liability expense of $566,080 and $319,484 for the nine months ended September 30, 2021 and 2020, respectively.

The Company recorded a change in the value of embedded derivative liabilities expense of $9,825,029 and $13,232,597 for the nine months ended September 30, 2021 and 2020, respectively.

The Company recorded a reclassification of derivatives liabilities to additional paid in capital due to conversion of date of $283,326 during the nine months ended September 30, 2021.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $537,746 and $542,624 as of September 30, 2021 and 2020, respectively.

The Company recorded the amortization of debt discount of $273,184 and $194,061 for the nine months ended September 30, 2021 and 2020, respectively.

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

In 2021, the Company formed Kaya Farm Greece, which is a majority owned subsidiary of Kaya Brands International, Inc., with 70% ownership. The remaining 30% is owned by related parties of the Company. Subsequently, Kaya Farm Greece entered an acquisition agreement to acquire 50% GREEKKANNABIS S.A. (GK) The remaining 50% of GREEKKANNABIS S.A. is currently owned by Ilias Kammenos (President of GK) and Panagiotis Kininis (Vice president of GK). There is non-controlling capital of $27,273 representing the equity not currently owned by the Company. The financial statements have been consolidated with the Company.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of Septemner 30, 2021, the accrued compensation was approximately $970,405, whereas, $820,405 was carried over from prior years. As of September 30,2021, the Company also had $18,274 of accounts payable due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

On March 31, 2021 the Company entered into a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of Kays, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00.

KAYS has listed the warehouse property for sale with the goal of using the realized funds to propel progress in our U.S., Israel and Greece, as well as improve our balance sheet. Projects we plan to focus on include launching Kaya Harmony™ - Kaya Farms™ U.S.A., introducing a number of consumer product brands, redesigning our Kaya Shack™ stores, launching CBD brands in Europe, and acquiring land in Israel through an Israeli government tender program.

On August 30, 2021 the Company elected to dispose of two (2) of the four (4) Fiat cars that it owned that it was not using. The four cars were originally purchased in September of 2017 for prices ranging from $13,584.00 to $14,992.00.

One of the Fiat was transferred to Mr. Frank in lieu of $15,000.00 in fees owed him. After adjusting for net book value, the Company recorded $12,453 to additional paid in capital.

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

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2020	316,158	0.47	0.36
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of September 30, 2021	316,158	0.47	0.12

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

The Company has right-of-use assets of $278,638 and operating lease liabilities of $320,127 as of September 30, 2021. Operating lease expense for the nine months ended September 30, 2021 were $150,822. Due to the closure of 2 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company have recorded $87,151 in impairment charges related to right-of-use assets during the year ended December 31, 2020.

Maturity of Lease Liabilities at September, 2021	Amount
2021	44,699
2022	120,960
2023	99,204
Later years	103,658
Total lease payments	368,520
Less: Imputed interest	(48,394)
Present value of lease liabilities	$356,795

Note 15- SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Corporation through the date the financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, other than those listed below.

Sale of Eugene, Oregon Cannabis Facility for $1.325mm

On October 12, 2021, KAYS completed the sale of its Eugene, Oregon Cannabis Production and Processing Facility for gross proceeds of $1,325,000, generating a cash influx of approximately $0.09 per share for the Company (the “Eugene Warehouse Sale”). The sale was part of our recently announced settlement with Sunstone Farms, and it also resulted in the cancellation of 1,006,671 shares of KAYS stock, decreasing the Company’s issued and outstanding shares by approximately 6.5% to 14.7 million shares. Funds received from the sale were and are being used to repay certain debt and strengthen our balance sheet and for general working capital purposes, as well as provide the initial stage capital for some of the Company’s U.S. and global expansion activities, including its planned cultivation sites in Greece and Israel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

General

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

KAYS currently operates three majority-owned subsidiaries, each responding to various demands and opportunities in the cannabis industry, to aid in the execution of these objectives:

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

The Company’s US operations are currently focused in Oregon, where all of the Company’s operations are licensed by the Oregon Liquor Control Commission (the “OLCC’), which has jurisdiction over legal medical and recreational cannabis grow, production and retail operations. The Company has three active OLCC Marijuana Retailer Licenses, each of which allow for one brick-and-mortar physical dispensary location as well as unlimited delivery operations tied to the geographic location of the fixed based licensed operations. KAYS currently operates two Kaya Shack™ retail outlets (one in South Salem and one in Portland), and is in the process of targeting its third license to open an additional third outlet in Portland

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has operated and maintained over the past seven years in Oregon.

The Company owns a 26-acre farm in Lebanon, Linn County, Oregon, on which it is in process of constructing an 85,000-square foot Kaya Farms™ Greenhouse Grow and Production Facility. The Company has received county zoning approvals for the complex, and has recently been notified by the OLCC that they are ready to proceed with KAYS Production (Grow) Licensing for the Linn County Facility pending completion of initial construction.

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

Kaya Brands International and International Plans for Expansion

Kaya has implemented a strategic shift away from the U.S. cannabis market, its initial intended focus, placing current expansion emphasis on international opportunities and brand extensions. While the US Cannabis markets initially received a strong tail wind from the 2021 change in administration and the fact that US Cannabis Banking and Taxation Laws and Regulations are forecast to become more industry friendly, KAYS believes that it will still be some years until such time that the Federal Laws allow for Interstate Cannabis Commerce and true economies of scale to develop within the emerging U.S. Cannabis Markets. Thus, KAYS has developed an exciting international growth program with the potential for strategic position and growth, all the while remaining prepared for the eventuality of a more inviting U.S. market.

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

KAYS intends to maintain a majority ownership of KBI, but is also working on plans to issue a dividend of common stock in KBI to stockholders of record at a date to be determined by the Board of Directors of KAYS.

Additionally, KAYS intends to structure KBI’s participation in projects that would lead to these projects eventually seeking their own public company status and corresponding issuance of securities which could potentially significantly enhance the value of KAYS/KBI’s investment and possibly lead to dividends for KAYS/KBI’s stockholders. There can be no assurance given as to whether or when KAYS will be able to do so, or it would ultimately be successful in increasing stockholder value.

Recent Developments

In July 2021, KAYS concluded a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of Kays, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been cancelled. In addition, the Company received clear title to the warehouse facility.

As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility’s grow license to an unrelated third party, resigned from the Company’s board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00

In October 2021, KAYS sold the Eugene, Oregon cannabis facility for gross proceeds of $1,325,000. The funds received from the sale have been are being used to repay certain debt and strengthen its balance sheet, as well as providing the initial stage capital for some of the Company’s U.S. and global expansion activities, including its cultivation sites in Greece and Israel.

Corporate Information

Our corporate office is located at 915 Middle River Drive, Suite 316, Fort Lauderdale, Florida, 33304. Our telephone number is 954-892-6911 and our corporate website is www.kayaholdings.com. Information contained on our corporate website does not constitute part of this filing.

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

Current Brands (2014-2020)

Next Stage Traditional (2022)

30

Next Stage Innovative (2022)

Note: The “Next Stage Traditional” and “Next Stage Innovative” brands are all targeted for release in 2022. The Company is currently awaiting the culmination of both the new licensing process and buildout of the Kaya Farms Ag Facility in Lebanon, Oregon and developments with the Company’s projects in Israel and Greece to finalize the release dates for these brands. In the event that the licensing approval and construction timeline of these facilities is delayed or experiences difficulties, the Company has sourced other alternatives to expedite the release of the brands and will update shareholders accordingly.

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

Kaya Shack™ Retail Outlets

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
PEACE LOVE & KAYA
KayaShack
PEACE LOVE & KAYA
KayaShack

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
IT'S A GOOD DAY TO HAVE A GOOD DAY
KayaShack
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

Kaya Shack™ Car Fleet and Home Delivery

The Company is licensed by the OLCC for home delivery for all of its retail licenses and has two Kaya Cars featuring the Company’s branding logos outfitted with safes and security equipment. We have begun to offer deliver within the geographic areas of Portland and Salem.

The Company has developed the website www.kayadelivers.com to advance the growth of its delivery service and to offer pre-ordering for curbside pickup in light of the coronavirus pandemic to better serve our customers.

We expect delivery to extend our visibility, assist in building brand awareness, and allow the Company to service a broader geographic territory.

Kaya Farms™

TW A3
SMT A5
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Stone Mt. Temple - A-Buds
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

We filed for zoning and land use approval in early 2018, and after numerous regulatory challenges and delays, we finally received zoning and land use approval in early 2019 to build on the property. We are presently in the process of initiating Stage 1 construction and final licensing on the property to meet the Spring 2022 growing season.

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

When the federal prohibition on marijuana use and manufacture ends and national and international cannabis trade can begin, we believe that Oregon is uniquely positioned to become America’s “pot basket” due to its superior climate and state history involving generations of Oregonian Cannabis Growers; ideal weather + extensive generational knowledge = superior, lower cost cannabis products for export.

40

41

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016 the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. Kaya Buddies™ cannabis cigarettes have been very well received by medical patients and recreational users, with the Company selling over 100,000 Kaya Buddies™ since launching the brand in January 2016. The brand, marketed under the tagline “Buds with Benefits”, features over 50 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. Many cannabis retailers produce pre-rolls, but none that we know of offer strain specific pre-roll made from the buds of the flower.

Kaya Brands International

After over seven years of conducting “touch the plant” U.S. cannabis operations inside the strict regulatory confines of a public company, KAYS has formed Kaya Brands International, Inc. (“Kaya International” or “KBI”), to leverage its experience and expand into worldwide cannabis markets. KBI’s current operations and initiatives include Canada Greece, and Israel, with additional areas under consideration including Mexico, and Zimbabwe.

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

Kaya Kannabis Medical Cannabis Production Facility in Thebes, Greece (Project Design Rendering)

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

On January 13, 2021 KAYS reported that its majority-owned subsidiary KBI had exercised its option to acquire a 50% interest in GKC. The acquisition of the 50% interest in GKC is the cornerstone of KAYS’ planned Kaya Kannabis project, announced in late June 30, 2020 with the objective of establishing a beachhead to enter the lucrative global medical cannabis market from Greece, a member of the European Union.

On January 21, 2021 KAYS announced that the Joint Venture has named Dimitris Bouras the Lead Engineer, and his firm, Whitestone MCI, the Chief Engineering Group for the development and construction of the Company's planned cannabis cultivation and processing facility in Thebes, Greece.

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

On February 1, 2021 KAYS reported that the joint venture had engaged Dutch based Orange Ridge Capital B.V. (“Orange Ridge”) to raise up to $45 million for its planned 15-acre cannabis cultivation and processing facility in Thebes, Greece.

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

Kaya Shalvah Cannabis Production Facility, Greenegeve Cannabis Ecosystem, Yerucham, Israel (Project Design Rendering)

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

On March 30, 2021 the Company confirmed that its Israeli subsidiary, Kaya Shalvah (Kaya Farms Israel) has been awarded its initial permit from the "YAKAR", the Department for Medical Cannabis in the Israeli Ministry of Health, to develop an Israeli cannabis cultivation and processing facility. This initial permit grants the Company permission to proceed with its plans to develop commercial scale cannabis cultivation and processing site at the Green Negev cannabis complex in Yerucham, Israel, pending a tender for the land.

The Company is currently awaiting for the Israeli Government to proceed with the land tender program (which has been delayed due to COVID 19 issues). Upon commencement with the bidding program, the Company will submit its land acquisition bid for 100 Dunams (approximately 25 acres) of land to the Israel Land Authority, which is tasked with processing the applications for the land bids that are part of the highly sought after Greenegez Canabis Center in Yerucham, Israel. Once the Company develops the site in accordance with all Israeli regulations, and meets all requisite standards, the final cultivation and processing licenses will be issued.

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

Employees

As of the date as of this Report, our Oregon operations have a total of 12-15 part-time store employees including budtenders, trimmers, growers, and 4 full-time employees, consisting of the Senior Vice President of Cannabis Operations, the Vice President of Marketing and Brand development, and 2 Store Managers. Additionally, we engage several consultants to assist with daily duties and business plan implementation and execution. Additional employees will be hired and other consultants engaged in the future as our business expands.

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

 Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenues

We had revenues of $214,051 for the three months ended September 30, 2021 which was relatively unchanged as compared to revenues of $274,985 for the three months ended September 30, 2020.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2021 was $62,245 compared to cost of goods sold of  $105,862 for the three months ended September 30, 2020. The decrease in cost of goods sold was due to normal fluctuation in the wholesale cannabis market.

Salaries and Wages

Salaries and Wages decreased to $96,436 for the three months ended September 30, 2021 as compared to $94,1763 for the three months ended September 30, 2020. The decrease in salaries and wages was due to normal decrease in labor cost as well as the fact that we have less staff while we await licensing of our production facility in Lebanon.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $225,245 for the three months ended September 30, 2021 as compared to $636,985 for the three months ended September 30, 2020. The decrease was primarily due decreases in marketing and office expenses.

Professional Fees

Professional fees were $316,979 for the three months ended September 30, 2021, as compared to $207,289 for the three months ended September 30, 2020. The increase in professional fees was a result of increased costs in this category.

Gain or Loss on Disposal of Assets

Gain on disposal of assets was $13,214 for the three months ended September 30, 2021, as compared to $0 for the three months ended September 30, 2020.

Interest Expense

Interest expense remained relatively unchanged at $153,746 for the three months ended September 30, 2021 from $150,386 for the three months ended September 30, 2020.

Amortization of Debt Discount

Amortization of debt discount was an expense of $60,113 for the three months ended September 30, 2021, as compared to $79,844 for the three months ended September 30, 2020.

Derivative Liabilities Expense

Derivative liabilities decreased to $0 for the three months ended September 30, 2021 from $147,315 for the three months ended September 30, 2020. The decrease was due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $4,562,135 for the three months ended September 30, 2021 compared to an expense of $12,266,838 for the three months ended September 30, 2020. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings

We had net income of $3,951,793 for the three months ended September 30, 2021, as compared to a net loss of $13,400,142 for the three months ended September 30, 2020. The majority of our net income during the three-month period ending September 30, 2021 was a result of a gain on settlement of $45,458 and the derivative liabilities associated with our Convertible Debt and an increase in our stock price as well as the volatility factors used in the derivative calculations. The non-controlling interest for the three months ended September 30, 2021 and 2020 was a loss of $18,003 and a loss of $13,565 respectively.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenues

We had revenues of $690,267 for the nine months ended September 30, 2021 as compared to revenues of $774,158 for the nine months ended September 30, September 30, 2020. The slight decrease in revenue is due to the normal fluctuation in the market and we are evaluating the effect of the COVID 19 pandemic.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2021 was $224,788 compared to cost of goods sold of $214,649 for the nine months ended September 30, September 30, 2020. The increase in cost of goods sold was due to normal fluctuation in the wholesale cannabis market and revised pricing policies.

Salaries and Wages

Salaries and Wages decreased to $271,057 for the nine months ended September 30, 2021 as compared to $329,020 for the nine months ended September 30, September 30, 2020. The decrease in salaries and wages was due to a reduction in staffing from the consolidation of retail outlets and reduced operations.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $625,093 for the nine months ended September 30, 2021 as compared to $1,001,414 for the nine months ended September 30, September 30, 2020. The increase was primarily due decrease in marketing and office expenses.

Professional Fees

Professional fees were $682,884 for the nine months ended September 30, 2021 as compared to $586,760 for the nine months ended September 30, September 30, 2020. The increase in professional fees was primarily related to increases in expenses for accounting, auditing and consulting.

Interest Expense

Interest expense and debt amortization expense increased to $464,566 for the nine months ended September 30, 2021 from $450,319 for the nine months ended September 30, September 30, 2020. The increase was related to an increase debt incurred over the past 12 months for expansion of our operations.

Derivative Liabilities Expense

Derivative liabilities expense increased to $566,080 for the nine months ended September 30, 2021 from $319,484 for the nine months ended September 30, September 30, 2020. The increase was due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $9,825,029 for the nine months ended September 30, 2021 compared to a loss of $13,232,597 for the nine months ended September 30, September 30, 2020. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We had net income of $ 7,608,398 for the nine months ended September 30, 2021 as compared to a net loss of $15,482,804 for the nine months ended September 30, September 30, 2020.

The majority of our net income during the nine months ended September 30, 2021 was a result of gain on disposal of assets of $13,213, gain on settlement of $45,458 and the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the nine months ended September 30, 2021 and September 30, 2020 was a loss of $83,456 and $71,341 respectively.

Liquidity and Capital Resources

KAYS has historically relied on a number of private placements of equity, debt and convertible debt to fund the cash shortfall from operations as well as to provide working capital for expansion.

KAYS completed the sale of its Eugene, Oregon Cannabis Production and Processing Facility for gross proceeds of $1,325,000, generating a cash influx of approximately $0.09 per share for the Company. The funds received from the sale have been and are being used to repay certain debt and strengthen our balance sheet and for general working capital purposes, as well as provide the initial stage capital for some of the Company’s U.S. and global expansion activities, including its planned cultivation sites in Greece and Israel.

The Company will likely need to effect additional private or public offering of its debt or security to provide additional financing to meet its working capital needs prior to achieving profitability or positive cash flow. Howevever, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer), we evaluated our disclosure controls and procedures as of September 30, 2021. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the six months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We do not anticipate any changes to our internal controls at this time.

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

Dated: November 22, 2021

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer).

