Form 10-K
period 2021-12-31
Kaya Holdings, Inc.
filed 2022-04-18
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer [ ] Accelerated filer

[X] Non-accelerated filer [X] Smaller reporting company

[X] emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,260,293 as of June 30, 2021, based on the closing price on such date of $0.283 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 14,722,835 shares of common stock outstanding as of April 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-K except those Exhibits so incorporated as set forth in the list of Exhibits set forth in Item 15 of this Annual Report on Form 10-K.

KAYA HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR

ENDED DECEMBER 31, 2021

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

All share and per share information in this Annual Report give proforma retroactive effect to a one for 15 reverse stock split implemented by the Company December 15, 2020.

PART I

Item 1. Business.

Overview

Kaya Holdings is a vertically integrated legal marijuana enterprise that produces, distributes, and/or sells a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands.

KAYS is a veteran of the global legal cannabis industry, with more than six years of operational experience. KAYS is the first U.S. publicly traded company to operate a legal marijuana dispensary, as well as the first to vertically integrate by adding cultivation and manufacturing.

The Company’s business strategy seeks to achieve four fundamental objectives:

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

The Company’s US operations are currently focused in Oregon, where all of the Company’s operations are licensed by the Oregon Liquor Control Commission (the “OLCC’), which has jurisdiction over legal medical and recreational cannabis grow, production and retail operations. The Company has two active OLCC Marijuana Retailer Licenses, each of which allow for one brick-and-mortar physical dispensary location as well as unlimited delivery operations tied to the geographic location of the fixed based licensed operations. KAYS currently operates two Kaya Shack™ retail outlets (one in South Salem and one in Portland).

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has operated and maintained over the past seven years in Oregon.

The Company owns a 26-acre farm in Lebanon, Linn County, Oregon, on which it is in process of constructing an 85,000-square foot Kaya Farms™ Greenhouse Grow and Production Facility. The Company has received county zoning approvals for the complex, and has been notified by the OLCC that they are ready to proceed with KAYS Production (Grow) Licensing for the Linn County Facility pending completion of initial construction.

Kaya Brands USA

Kaya Brands USA, Inc. (“KBUS”) is being incorporated to manage and leverage the intellectual property associated with the Kaya family of brands and seek out US based projects and ventures to enhance stockholder value associated with their development.

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

Kaya Brands International, Inc. (“KBI”) was incorporated in late 2019 to serve as the Company’s vehicle for expansion into worldwide cannabis markets. KBI is seeking to leverage the other product brands for development of the Kaya Shack™ retail and Kaya Farms™ brands in Europe and elsewhere as opportunities permit. Projects currently under development include licensing of the Kaya Farms™ brand to develop cultivation projects in Greece, Israel and other potential locations.

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

Recent Developments

Kaya Farms Greece

On January 11, 2021, KAYS/KBI, through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG") and Greekkannabis (“GKC", an Athens based Cannabis Company that is licensed to build ) executed an agreement for

On January 11, 2021, KAYS/KBI, through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG") and Greekkannabis (“GKC", an Athens based Cannabis Company that is licensed to build ) executed an agreement for KBI to acquire 50% of GKC. The first 25% was acquired in January, 2021 and the remaining 25% was acquired in July, 2021.

GKC’s projects include two medical cannabis cultivation and processing projects in Greece- one in Epidaurus, Greece and the other in Thebes, Greece.

The Epidaurus Project consists of 2 connected industrial buildings (already constructed, approximately 50,000 square feet in total under-air space) situated on 2.8 acres of land, with its own independent industrial electrical power center and ample water supply to service the needs of the facility. The Epidaurus Project will include 25,000 square feet of indoor cannabis cultivation, a 15,000 square foot EU-GMP extraction and processing facility, and a 10,000 square foot EU-GMP packing area. There is ample room for expansion with room to construct an additional 15,000 square feet on site. The joint venture is awaiting project financing and final license approval from Greek government authorities.

The Epidaurus Project is smaller in scale than the Company's 15-acre project in Thebes, Greece, allowing KAYS to fast-track cultivation and processing of its proprietary branded cannabis products for distribution in legal EU markets while awaiting greater legal cannabis demand to emerge prior to developing a large-scale capacity in Thebes.

The Thebes Project has a development license from the Greek authorities and a purchase option on 15 acres in Thebes, Greece. The farm has large-scale cultivation capacities and the company expects to develop the site once legal cannabis demand warrants an increase in capacity.

Kaya Farms Israel

On March 30, 2021 the Company confirmed that its Israeli subsidiary, Kaya Shalvah has been awarded its initial permit from the "YAKAR", the Department for Medical Cannabis in the Israeli Ministry of Health, to develop an Israeli cannabis cultivation and processing facility. This initial permit grants Kaya Shalvah permission to proceed with its plans to develop commercial scale cannabis cultivation and processing in Israel.

We have chosen to become active in the Israeli cannabis market because of this position as global center of cannabis science, where technologies are specifically developed to enhance cannabis cultivation processes and yields, and innovative consumer products are emerging that have potential interest for both the medical and recreational markets throughout the world.

Kaya Shalvah is currently focused on two separate paths of development to launch its Israel Operations- the first being through participation in the government sponsored Greenegev Cannabis Ecosystem in Yerucham, Israel and the second path being through potentially acquiring an interest in currently licensed medical cannabis production and processing facilities that are already operating in Israel.

In July 2021, KAYS concluded a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of Kays, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been cancelled. In addition, the Company received clear title to the warehouse facility. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility’s grow license to an unrelated third party, resigned from the Company’s board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00

In October 2021, KAYS sold the Eugene, Oregon cannabis facility for gross proceeds of $1,325,000. The funds received from the sale have been and are being used to repay certain debt and strengthen its balance sheet, as well as providing the initial stage capital for some of the Company’s U.S. and global expansion activities, including its cultivation sites in Greece and Israel.

Corporate Information

We are incorporated in the State of Delaware. Our corporate office is located at 915 Middle River Drive, Suite 316, Fort Lauderdale, Florida, 33304. Our telephone number is 954-892-6911 and our corporate website is www.kayaholdings.com. Information contained on our corporate website does not constitute part of this Annual Report.

The Global Cannabis Industry

The global cannabis market is being driven by the increasing number of countries passing legislation to decriminalize the use of cannabis and legalize cannabis for medicinal use. This change in legislation is the result of an increase in public awareness to the medicinal benefits of cannabis and greater social acceptance of cannabis use.

According to New Frontier Data, more than 260 million adults globally consumed cannabis at least once annually in 2018 – placing global spending on cannabis (legal & illicit) at $344 billion USD annually.

The Insight Partners, another research group, in their 2019 Global Cannabis Market report projects the global cannabis market to reach $153,689,900,000 in 2027, which represents a CAGR of 34% from 2019-2027.

Prohibition Partners, expects the North American market to remain the world’s largest until 2023, when they expect North American ($17.7 billion) to outpace Europe ($16.8 billion). By 2024, with a forecasted global market of $103.9 billion, Europe is expected to outperform North America $39.1 billion to $37.9 billion.

Of the $103.9 billion global cannabis market forecasted by Prohibition Partners, $62.7 billion is expected to be medical cannabis driven. Of this $62.7 billion, Europe is expected to be the largest market, with $22.3 billion, followed by North America with $20.2 billion.

North America

North America, according to New Frontier Data, represents a total cannabis demand (legal & illicit) valued at $86 billion USD.

The United States and Canada have been leading the global legal cannabis movement, which in turn impacts the way governments worldwide are structuring the regulation of legal cannabis in their own countries.

Canada

Canada legalized medical cannabis in 2001 and in October 2017 the Federal Cannabis Act came into effect, making Canada the first G7 nation to legalize recreational cannabis. The legal structure has given rise to large Canadian cannabis companies that have achieved high valuations, which they have leveraged to purchase supply chain companies and invest in overseas infrastructure projects to produce cannabis at costs lower than those in Canada. Increasing competition from U.S. and European countries and investor frustration has seen some decline of valuation and some Canadian companies have been forced to shrink operations and lessen their developing global footprint.

Canadian cannabis companies currently export to more than twenty countries. Up until 2020, most exports of cannabis from Canada had been sent to European Countries. Exports of oil and flowers from Canada to Europe increased from 2019-2020 by 28% in terms of weight, but have declined, with most flowers being exported to Israel and the majority of oil being exported to Australia.

The United States

The United States has been the global leader in cannabis innovation; including new genetics, cultivation techniques, derivative products, and delivery methods.

Cannabis remains federally illegal in the United States, with the interstate transport and sale of cannabis prohibited. Nonetheless, support for legal recreational cannabis remains above 60% in most reputable polls, and 48 U.S. states have some form of legal medical or recreational cannabis (including hemp/CBD). Only Idaho and Nebraska prohibit all forms of cannabinoids.

States with some type of legal medical cannabis includes Alabama, Arkansas, Delaware, Florida, Georgia, Hawaii, Indiana, Iowa, Kansas, Kentucky, Louisiana, New Hampshire, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Montana, New Hampshire, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, West Virginia, Wisconsin, and Wyoming.

States permitted the sales of recreational, or “adult-use” cannabis are Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Massachusetts, Michigan, Montana, Nevada, New Jersey, New York, New Mexico, Oregon, South Dakota, Vermont, Virginia and Washington. The District of Colombia (Washington D.C.) also permits adult-use cannabis.

Despite the number of individual states permitting the cultivation and distribution of cannabis (including hemp), in 2021 the U.S. Senate failed to pass a bill that would reclassify cannabis from a Schedule I drug under the Controlled Substances Act, which would have allowed cannabis companies access to banking and relief from punitive IRS rules.

Europe

 Some key points about the European medical cannabis market are:

▪	New Frontier Data estimates the European cannabis market (legal & illicit) generates $69 billion USD annually.

▪	Prohibition Partners Europe forecasts Europe to be the largest legal cannabis market worldwide by 2024, with a total value of $39.1 billion.

▪	The Insight Partners estimates the European cannabis market will be worth $474 million by the end of 2021. They estimate the market to grow with a CAGR of 67.4% from 2021 to reach $3.75 billion by 2025.

▪	Europe is projected to surpass North America (currently the largest medical cannabis market) in 2024, with a market value of $39.1 billion to North America’s $37.9 billion.

▪	In Europe Germany continues to be largest and fastest growing medical cannabis market. Sales of insurance covered cannabis grew to 67% in 2019.

▪	Total European market sales, including isolated cannabinoids, finished pharmaceutical products, cannabis flower and full spectrum cannabis products exceeded $295 million in 2019.

▪	Germany has by far the largest number of medical cannabis patients as of 2021. By 2025, it is expected that countries like France and the United Kingdom will have developed their patient access considerably, growing to represent a significant share of the European market.

Israel and Greece

In June 2017, the Greek government announced it would be legalizing medical cannabis, and less than a year later Greek leaders approved Law 4523 and Joint Ministerial Decision No. 51483, which permitted farming and production of medical cannabis. In 2020 the Greek Parliament passed legislation that further relaxed cannabis export regulations, now permitting the bulk export of cannabis flower.

Israel is currently the largest importer of medical cannabis in the world. By June 2020 Israel had imported more than six tonnes of cannabis. The strong medical cannabis program stems from traditionally progressive cannabis policies and strong cultural acceptance of cannabis medicinal uses.

The Israeli cannabis sector has been slowed by regulations, which have hindered Israeli cannabis exports and complicated domestic distribution. There is currently no mutual recognition agreement between local Medical Cannabis GMP and EU-GMP, denying many Israeli firms the qualifications necessary to export to Europe.

In February 2021, Israeli cannabis company Panaxia was chosen to supply medical cannabis to Cyprus and France as part of new government programs. IM Cannabis exports cannabis to Germany by purchasing EU-GMP flower and selling the product to German wholesalers.

4

The Kaya™ Family of Brands

KAYS produces, distributes, and/or sells a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands.

Currently Operational Brands (2014-2021)

Next Stage Traditional (2022-2023)

6

Next Stage Innovative (2022-2023)

Note: The “Next Stage Traditional” and “Next Stage Innovative” brands are all targeted for release in 2022. The Company is currently awaiting the culmination of both the buildout of the Kaya Farms Ag Facility in Lebanon, Oregon and developments with the Company’s projects in Israel and Greece to finalize the release dates for these brands. In the event that the licensing approval and construction timeline of these facilities is delayed or experiences difficulties, the Company has sourced other alternatives to expedite the release of the brands and will update stockholders accordingly.

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

Kaya Shack™ Retail Outlets

All stores feature a check-out stand wrapped to feature the Company’s proprietary brand of pre-rolls, Kaya Buddies. The Buddies program is an exciting and popular pre-roll offering, featuring a wide selection (20-30 strains of pre-rolls) and featuring our special Kaya Saying in each Buddies tube. A glass display case showcases at least 25 strains of marijuana flower, which the stores serve to customers “deli style”, weighing straight from the jar to the customer’s take-out tube. An additional display case with a varied selection of oils, concentrates and topicals rounds out the cannabis product display.

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

Kaya Shack™ Car Fleet and Home Delivery

The Company is licensed by the OLCC for home delivery for both of its retail licenses and has 2 Kaya Cars featuring the Company’s branding logos outfitted with safes and security equipment. We have begun to offer deliver within the geographic areas of Portland and Salem. The Company has developed the website www.kayadelivers.com to advance the growth of its delivery service and to offer pre-ordering for curbside pickup in light of the coronavirus pandemic to better serve our customers.

Kaya Farms™

TW A3
SMT A3
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

Please see the following pages for an overview of our current operations in Oregon.

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

We filed for zoning and land use approval in early 2018, and after numerous regulatory challenges and delays, we finally received zoning and land use approval in early 2019 to build on the property. We have been notified by the OLCC that they are ready to proceed with KAYS Production (Grow) Licensing for the Linn County Facility pending completion of final construction.

Management believes that the development of the property will position the Company for future growth and expansion, including increased Marijuana Canopy production to the maximum extent allowed by law through use of both greenhouse and outdoor grows.

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

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016 the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. Kaya Buddies™ cannabis cigarettes have been very well received by medical patients and recreational users, with the Company selling over 100,000 Kaya Buddies™ since launching the brand in January 2016. The brand, marketed under the tagline “Buds with Benefits”, features over 50 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. Many cannabis retailers produce prerolls, but none that we know of offer strain specific prerolls made from the buds of the flower.

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

Greece

Kaya Kannabis is a joint venture project cultivation-for-export cannabis-farming and processing project of Athens based Greekkannabis PC (“GKC”) and KBI. GKC is an Athens, Greece based cannabis company with deep ties in the Greek business community and a strong presence in the academic and agricultural communities. The alliance is designed to combine the business acumen and extensive European network of GKC with the broad cannabis industry and cannabis cultivation experience of Kaya Holdings.

We have selected Greece as the center of our European market activity because of its amenable cannabis regulations, favorable climate, affordable, capable workforce, and the country’s position as a major pharmaceutical center in Europe. As an EU nation Greece opens up the entire European market (where legal) to KAYS flower and oils, and as permitted, the KAYS portfolio of brands.

On January 11, 2021, KAYS/KBI, through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG”)  and Greekkannabis (“GKC”, an Athens based Cannabis Company) executed an agreement for KBI to acquire 50% of GKC. The first 25% was acquired in January, 2021 and the remaining 25% was acquired in July, 2021. GKC’s projects include two medical cannabis cultivation and processing projects in Greece- one in Epidaurus, Greece and the other in Thebes, Greece.

Kaya Kannabis- Epidaurus, Greece Project

Site of Epidaurus Land

GKC plans to cultivate and manufacture KAYS proprietary cannabis brands (CBD/THC) from the Epidaurus Project for distribution in the Greek, German and other EU markets as permitted by local regulations.

Interior View- KAYS’ newest project with 50K square feet of already constructed buildings is designed to fast-track sales of KAYS proprietary branded cannabis products to the EU.

The Epidaurus Project consists of 2 connected industrial buildings (already constructed, approximately 50,000 square feet in total under-air space) situated on 2.8 acres of land, with its own independent industrial electrical power center and ample water supply to service the needs of the facility. The Epidaurus Project will include 25,000 square feet of indoor cannabis cultivation, a 15,000 square foot EU-GMP extraction and processing facility, and a 10,000 square foot EU-GMP packing area. There is ample room for expansion with room to construct an additional 15,000 square feet on site. The joint venture is awaiting project financing and final license approval from Greek government authorities.

The Epidaurus project is smaller in scale than the Company’s 15-acre project in Thebes, Greece, allowing KAYS to fast-track cultivation and processing of its proprietary branded cannabis products for distribution in legal EU markets while awaiting greater legal cannabis demand to emerge prior to developing a large-scale capacity in Thebes.

Kaya Kannabis- Thebes, Greece Project

Kaya Kannabis Medical Cannabis Production Facility in Thebes, Greece (Project Design Rendering)

The Thebes Project, as currently envisaged by management consists of up to 20,000 sq. meters of light deprivation greenhouses and 60,000 square feet of structure to be used for storage, laboratory, processing, manufacturing, logistics, and support/administrative space. The Thebes Project has already obtained the initial cannabis construction license approvals from Greek government authorities and is awaiting project financing.

Situated on 15 acres of land which GKC has contracted to purchase, the Thebes Project is much larger than the Epidaurus Project and allows the Company “Room to Grow” should the legal circumstances in a country or region suddenly permit (i.e., German legalization of recreational cannabis and the subsequent rapid rise in demand). Thebes, with large scale production and processing capabilities provides KAYS the operational flexibility needed to secure and maintain market position in a rapidly evolving market arena once legal cannabis demand warrants an increase in capacity.

Israel

Kaya Shalvah Cannabis Production Facility (Project Design Rendering).

Israel has been a pioneer in cannabis R&D for several decades, and is often referred to as the “Silicon Valley” of the Global Medical Cannabis Industry. Israel currently has the world’s largest medical marijuana program and is the largest importer of cannabis.

There is legislation under Knesset review to permit adult-use cannabis, making the domestic Israeli market an attractive opportunity. Upon legalization of adult use cannabis in Israel, KAYS expects to sell flower and oils, and as permitted, the KAYS portfolio of brands in Israel, leveraging its adult use market experience and Kaya Shack™ retail shops (through a local franchisee) to serve the domestic Israeli market, and has begun to target distribution agreements with the Israeli Pharmaceutical Industry.

We have chosen to become active in the Israeli cannabis market because of this position as global center of cannabis science, where technologies are specifically developed to enhance cannabis cultivation processes and yields, and innovative consumer products are emerging that have potential interest for both the medical and recreational markets throughout the world.

On March 30, 2021 the Company confirmed that its Israeli subsidiary, Kaya Shalvah has been awarded its initial permit from the “YAKAR”, the Department for Medical Cannabis in the Israeli Ministry of Health, to develop an Israeli cannabis cultivation and processing facility. This initial permit grants Kaya Shalvah permission to proceed with its plans to develop commercial scale cannabis cultivation and processing in Israel.

Kaya Shalvah is currently focused on two separate paths of development to launch its Israel Operations- the first being through participation in the government sponsored Greenegev Cannabis Ecosystem in Yerucham, Israel and the second path being through potentially acquiring an interest in currently licensed medical cannabis production and processing facilities that are already operating in Israel.

Greenegev Cannabis Ecosystem, Yerucham, Israel

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

Kaya Shalvah meets all the prescribed criteria and the licensing process is progressing, with the full support and valuable assistance of the Yerucham mayor’s office and the municipal staff. Kaya Shalvah is also benefitting from the support and guidance of Major General (Res.) Amram Mitzna, a former Yerucham mayor and the current chairman of the Yerucham Fund.

Kaya Shalvah is currently awaiting for the Israeli Government to proceed with the land tender program (which has been delayed due to COVID 19 issues). Upon commencement with the bidding program, Kaya Shalvah will submit its land acquisition bid for 100 Dunams (approximately 25 acres) of land to the Israel Land Authority, which is tasked with processing the applications for the land bids that are part of the highly sought after Greenegez Canabis Center in Yerucham, Israel.

Pending receipt of a successful bid through this program, once Kaya Shalvah develops the site in accordance with all Israeli regulations, and meets all requisite standards, the final cultivation and processing licenses will be issued.

The Companyhas established a Board of Directors for Kaya Shalvah that includes:

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

Yossi lectures at the Radzyner School of Law at the Interdisciplinary Center (IDC) Herzliya.

Gadi Katz

Gadi is the founder of Total Immersion Swimming Israel “TISI”, the Israel franchise of a multinational corporation in the sports and leisure market. Gadi has built TISI to a current 70 branches operating across Israel, serving thousands of clients annually. Since founding TISI in 2006, Gadi has become expert in online marketing and has development in-house a state of the art marketing and sales Business Intelligence system. Gadi is also an expert in business development, specializing in small and mid-sized companies. Prior to TISI, Gadi was the co-founder and CFO of the American-Israeli Crisis and Issue Management (AICIM) consulting firm. AICIM specialized in high-level advisory services to politicians (including candidates for Head of State) and business leaders globally. Early in his career Gadi practiced law at what is today Israel’s largest Law Office Meitar & Co., where he engaged in various business focused matters such as Venture Capital, IPOs, M&As, Joint Ventures, Spin Offs and Corporate Restructurings. Gadi holds a B.A. in Business Administration, Magna Cum Laude, LL.B and an MBA.

Kaya Shalvah’s supportive Board of Advisors includes:

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

Our foreign operations will also be subject to comparable government regulation in Greece, Israel and any other various foreign jurisdictions in which KAYS intends to operate.

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

During the years ended December 31, 2021 and 2020, we raised approximately $501,000 and $277,500 respectively, through a series of private debt and equity offerings to finance operations.

The Company had net income of $9,724,262 and a net loss of $12,098,821 for the years ended December 31, 2021 and 2020, respectively.

All of the net income for the years ended December 31, 2021 and December 31, 2020 were not actual operating gains but were a result of the derivative liabilities from the conversion of debt from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

At December 31, 2021, we had a total stockholders' deficit of $14,407,905 and a working capital deficiency of $7,458,348. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Federal, state and local laws and regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws or allegations of such violations could disrupt KAYS’s planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. Our foreign operations will also be subject to comparable government regulation in Greece, Israel and any other various foreign jurisdictions in which KAYS intends to operate. There can be no assurance that KAYS will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

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

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “ EGC ”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in nonconvertible debt; or (d) the date on which the Company is deemed to be a “ large accelerated filer ,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

·	The Company is excluded from Section 404(b) of Sarbanes-Oxley, which otherwise would have required the Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The Jobs Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.

·	The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.

·	As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company .”

·	In the event that the Company registers the common stock under the Exchange Act, the Jobs Act will also exempt the Company from the following additional compensationrelated disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act:

	(i)	the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act;

	(ii)	the requirements of Section 14A(b) of the Exchange Act relating to stockholder advisory notes on “golden parachute” compensation;

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

The principal stockholder of KAYS holds 1,533,131 shares of common stock and an unrelated third-party stockholder holds 20 shares of Series D Convertible Preferred Stock. Additionally, our CEO owns 752,011 shares of common stock and 20 shares of Series D Convertible Preferred Stock. Each Series D Preferred Share votes as 1% of the issued and outstanding common shares on an as converted, fully-diluted basis. There are presently 14,722,835 shares of common stock outstanding, so factoring in the conversion of these Series D Preferred Shares means that these three parties have approximately 49.31 % of votes on matters presented to stockholders

Accordingly, these three individuals are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The conversion of the 40 shares of KAYS’ outstanding Series D Preferred stock by the CEO and an unrelated third-party shareholder would result in the issuance of 29,176,768 shares of KAYS’ common stock (assuming the effect of conversion of all outstanding debt described in this Annual Report into 72,941,919 shares of KAYS common stock at December 31, 2021). Accordingly, such market overhang could adversely impact the market price of the common stock.

KAYS has 20 shares of Series D Convertible Preferred Stock outstanding, all of which are held by our CEO and an unrelated third-party shareholder. These preferred shares can be converted into a total of 29,176,768 shares of KAYS common stock (assuming the effect of conversion of all outstanding debt described in this Annual Report into 72,941,919 shares of KAYS common stock at December 31, 2021.. This would result in further dilution if converted. Such market overhang could adversely impact the market price of KAYS’s common stock as a result of the dilution which would result if such securities were converted into shares of KAYS common stock.

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Operating Leases

The Company has in Fort Lauderdale, Florida and 4 store leases in Oregon under arrangements classified as leases under ASC 842:

Effective June 1, 2019, the Company leased its current office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021. In May 2021 the lease was extended for an additional year and now expires May 31, 2022. The rental payment is currently $1,905.07 per month. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $2,250 which have increased to a monthly payment of $2,950. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease.

Effective June 1, 2015, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. The lease has been extended and now expires May 31, 2025. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $3,584 which have increased to a net monthly payment of $5,061. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,367 and culminating in a monthly payment of $4,915. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The Company is currently in process of negotiating a termination agreement with the landlord for this space as this store has been closed.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,617 and culminating in a monthly payment of $5,196. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The Company is currently in process of negotiating a termination agreement with the landlord for this landlord as this store has been closed

The Company has right-of-use assets of $255,770_and operating lease liabilities of $79,875_as of December 31, 2021. As noted above, the two (2) leases that the Company entered into effective April 15, 2016 are in the process of being terminated with the landlord subject to completion of negotiations. Accordingly, there is an impairment of the right-of-use-assets in the amount of $0.

Real Property

In August 2017, KAYS we acquired a 26 acre parcel in Lebanon, Linn County, Oregon, which we intend to develop as a Kaya Farms™ legal cannabis cultivation and manufacturing facility.

In 2018, we acquired the Eugene, Oregon based Sunstone Farms grow and manufacturing facility. Pursuant to the settlement with Burwick and Sunstone Marketing described below in Item 3. Legal Proceedings, On October 12, 2021, KAYS completed the sale of its Eugene, Oregon Cannabis Production and Processing Facility for gross proceeds of $1,325,000. Funds received from the sale were and are being used to repay certain debt and strengthen our balance sheet and for general working capital purposes, as well as provide the initial stage capital for some of the Company’s U.S. and global expansion activities, including its planned cultivation sites in Greece and Israel.

Item 3. Legal Proceedings.

From time-to-time KAYS be party to various legal proceedings in the ordinary course of business. Pleases see paragraphs below for results of legal proceedings during 2020 and 2021as well as a pending licensing matter with the OLCC

A-1. Oregon Licensing Matters- Kaya Farms Greenhouse Grow and Production Facility, Lebanon, Oregon

On February 9, 2018 KAYS submitted a site plan review for the Company’s envisioned 101,000 square foot OLCC licensed Kaya Farms™ Marijuana Grow and Manufacturing Complex and an application for a conditional use permit for marijuana processing on the Company owned 26.50-acre property zoned Exclusive Farm Use (EFU) with the Linn County, Oregon Planning and Building Department.

On March 9, 2018 the Company was notified by the Linn County, Oregon Planning and Building Department (the “Department ”) that the application was deemed complete and received an official letter of completeness with respect to the application. The formal “ Letter of Completeness ,” sent March 9, 2018 by a Linn County Senior Planner, confirmed the eligibility of the Company’s 26-acre plot for the purposes of growing legal cannabis, as well as the eligibility of the property for a special purpose exemption for the Company’s proposed manufacturing operations.

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

On September 24, 2021 the Company received final approvals from the Linn County Planning and Building Department for its Site Plan and the permits to build its structures and operate the Cannabis Production Facility (subject to obtaining final OLCC Licensing). KAYS is still working out logistics and final licensing but is targeting the facility to be functionally complete by mid-fall 2022.

The facility features approximately 85,000 square feet of buildings and greenhouses on approximately 26.5 acres in the heart of Oregon’s Agriculture Country in Linn County. Under present laws the property can easily deliver 6-8,000 pounds of cannabis each year; if future regulations permit this capacity could easily be increased to over 100,000 pounds of cannabis per year.

A-2. Oregon Licensing Matters- MJAI Oregon 1, LLC Retail Cannabis License

On January 25, 2022 the OLCC served notice that they were seeking cancellation of one of the Company’s Marijuana Retailer Licenses in connection with two alleged violations-

a. From approximately February 4, 2019 to February 10, 2020, Licensee and/or Licensee's employees, agents, or representatives supplied adulterated (as defined in OAR 845-025-1015(2)(a)(c)(e)(f)(g)(h)) marijuana items when pre-rolled marijuana joints and useable marijuana pre-packs adulterated with broken glass were sold to consumers or transferred to other licensees for ultimate sale to consumers which is a violation of OAR 845-025-8540(3)(a); and

b. On multiple occasions from approximately February 4, 2019 to May 28, 2020, Licensee, including Managers and/or Licensee's employees, agents, or representatives, including Marijuana Holdings Americas, Inc. and a stockholder Consultant, intentionally asked or encouraged employees to conceal potential evidence of violations of OAR chapter 845 division 025, by telling them not to ever speak directly to the OLCC and/or by threatening employees with termination or lawsuits if they were to report issues of concern to the OLCC. This is a violation of OAR 845-025-8540(4)(a).

The Company had previously confirmed with the OLCC the appropriate procedures for destroying and disposing of glass contaminated product and subsequently documented the Company’s compliance with these procedures (including video and pictures of said disposal). Additionally, the Company had forwarded a Company of their Employment Agreement to the OLCC which requires Employees to confirm their understanding of how to address any Compliance Concerns that any employee may have (pursuant to guidelines written by the OLCC which stipulate that the employees are supposed to first address them with the Licensee).

Accordingly, the Company has filed an answer denying the allegations and requesting a hearing where it can address the matter and is optimistic that the matter will be withdrawn when the OLCC reviews the detailed answer that it is providing. The Company believes that the allegations are without merit and is confident that the issues will be resolved amicably upon review by Company’s Counsel along with the OLCC’s Counsel assigned to the matter.

In the interim the Company proceeded with the renewal process for their 2 OLCC Retailer Licenses. On April 5, 2022 the Company received notice that the first marijuana retailer license had been fully renewed and is awaiting confirmation of the status of the second marijuana retailer license renewal.

B. Settlement with Sunstone and Bruce Burwick regarding non-transferability of Sunstone Grow License

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

As the settlement between the OLCC and Sunstone, in July 2021, KAYS concluded a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of KAYS, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been cancelled. In addition, the Company received clear title to the warehouse facility. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility’s grow license to an unrelated third party, resigned from the Company’s board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00

In October 2021, KAYS sold the Eugene, Oregon cannabis facility for gross proceeds of $1,325,000. The funds received from the sale have been and are being used to repay certain debt and strengthen its balance sheet, as well as providing the initial stage capital for some of the Company’s U.S. and global expansion activities, including its cultivation sites in Greece and Israel.

C. Service Provider and Vendor Litigation and Settlements

·	On December 3, 2020 a suit was filed against Kaya Shack/MJAI Oregon 1 by a Groen Chocolate claiming non-payment of a Vendor Invoice in the amount of $7,196.50. A settlement was reached February 22, 2021 for the amount of $7,186.50 which has been satisfied.

·	On January 21, 2021 a suit was filed against Kaya Holdings, Inc. and MJAI Oregon 1, LLC dba Kaya Shack by Northwest Confection claiming non-payment of a Vendor Invoice in the amount of $28,363.52. A settlement was reached June 1, 2021 for the amount of $28,363.52 and requiring monthly installments of $2,000. The terms of the settlement are current and approximately $5,200 remains to be paid pursuant to the terms of the settlement.

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

Holders of Our Common Stock

As of the date of this Annual Report, we had634 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients. As of the date of this Annual Report, CEDE held 8,360,806 shares of common stock for these stockholders. When the Company last received a report from CEDE it showed a log of 7,669 stockholders that consented to release their name to the Company for purposes of stockholder communications. Accordingly, we believe that KAYS has approximately 8,000-10,000 beneficial stockholders as of such date.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0 shares (1)	n/a	0 shares

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

(1)

Recent Sales of Unregistered Securities (includes common stock, preferred stock and debt issuances/cancellations)

Convertible Debt Issuances

On January 22, 2021, the Company received $60,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024.

On February 28, 2021, the Company received $100,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024.

On March 31, 2021, the Company received $50,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024.

On May 4, 2021, the Company received $40,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024.

On May 6, 2021, the Company received $66,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024.

Common Stock Issuances- Private Placements

On January 22, 2021, the Company sold and issued 50,000 shares of common stock for gross proceeds of $15,000 (a price of $0.30 per share).

On March 5, 2021, total of 41,666 shares of common stock had been issued from stock payable for stock subscripted in 2020 (a price of $0.30 per share).

On March 8, 2021, the Company sold 66,666 shares of common stock for gross proceeds of $20,000 and issued on March 11,2021(a price of $0.30 per share). ..

Common Stock Cancellations- Legal Settlement

As noted above in Item 3 B, Legal Proceedings, in March, 2021 the Company entered into a settlement with Bruce Burwick (a former Director of the Company) in regards to the non-transferability of the Cannabis Licenses associated the purchase of a warehouse property from Burwick in 2018 (the “Transaction”). As a result of the settlement , all 1,006,671 shares issued that had been issued to him in connection with the Transaction (the 773,336 shares for the facility purchase, the 166,667 shares issued for $250,000.00, and subsequent shares issued as annual compensation for Board Member Compensation) were returned to the Company. For more information please see Item 3-B, Legal Proceedings.

Common Stock Issuances- Debt Conversion

On May 18, 2021 the Company received conversion notices totaling 579,390 shares, which were issued on June 7, 2021. This settled convertible debt and interest totaling $86,909 (conversion price of $0.15 per share).

On May 24, 2021 the Company received conversion notices totaling 727,375 shares, which were issued on June 7, 2021. This settled convertible debt and interest totaling $109,106 (conversion price of $0.15 per share).

There was no gain/loss on these conversions, as they were made within the terms of the note agreements.

Preferred Stock Issuances- Exchange Agreement

On December 27, 2021 the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for the 50,000 Series C Preferred Shares of Kaya Holdings that they each held.

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b) defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ; and (c) exchange their 50,000 Series C Shares for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. The Company recorded a loss on impairment on assets of $87,151 in year ended December 31, 2020, related to discontinued lease right of use assets.

All the above securities were issued pursuant to the exemptions from registration under the Securities Act afforded by Section 4(a)(2) and Section 3(a)(9) thereof and Regulation D thereunder.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenues

We had revenues of $889,899 for the year ended December 31, 2021, as compared to revenues of $1,029,543 for the year ended December 31, 2020.

Cost of Sales

We had a cost of sales of $279,333 on revenues of $889,899 for the year ended December 31, 2021 versus a cost of sales of $310,685 on revenues of $1,029,543 for the year ended December 31, 2020

Operating Expenses

General and administrative were $780,462 for the year ended December 31, 2021, as compared to $720,525 for the year ended December 31, 2020. Salaries and wages were $370,034 for the year ended December 31, 2021 as compared to $418,697 for the year ended December 31, 2020. The decrease in these expense categories from 2020 to 2021, reflects our shift of focus to overseas development of operations.

Professional fees were $ 889,912 for the year ended December 31, 2021, as compared to $1,327,607 for the year ended December 31, 2020, reflecting a decrease of $437,695. After giving effect to all of the foregoing, total operating expenses were $2,040,408 for the year ended December 31,2021, as compared to $2,553,980 for the year ended December 31, 2020. Accordingly, our operating loss was $1,429,842 for the year ended December 31, 2021, as compared to $1,835,122 for the year ended December 31, 2020. The Company recorded a loss on impairment on assets of $87,151 in year ended December 31, 2020, related to discontinued lease right of use assets.

Interest expense

Interest expense was $635,810 for the year ended December 31, 2021, as compared to $602,806 for the year ended December 31, 2020, reflecting an increase of additional debt incurred in 2021.

Net Income (Loss)

After giving effect to an operating loss of $1,429,842 interest expense of $635,810, amortization of debt discount of $333,296, derivative liabilities expense of $566,080, gain on extinguishment of debt of $6,155, gain on disposal/impairment of fixed assets of $142,844, gain on settlement $44,294, change in derivative liabilities expense of $12,947,095 arising from the increase of our stock prices which increased the volatility factors used in the derivative calculations, we had net loss from non-controlling interest of $331,009 for the year ended December 31,2021. Additionally, the Company has accrued a tax liability of $782,107 related to potential taxes due under the IRS Code 280E.

This compares to a net loss from non-controlling interest of $198,401 for the year ended December 31, 2020, after giving effect to an operating loss of $1,835,122, interest expense of $602,806, amortization of debt discount of $241,755, derivative liabilities expense of $324,033 and loss on extinguishment of debt of $-0- offset by other income from a change in derivative liabilities income of $9,119,848 arising from the reduction of our stock prices which reduced the volatility factors used in the derivative calculations. The net income attributable to the Company for 2021 and net loss attributable to the Company for 2020 was $11,362,219 and $12,098,821, respectively.

Liquidity and Capital Resources

During 2021 our cash position increased by $522,817 to $565,979 and our negative working capital deficit was $7,458,348.

As of December 31, 2021, our working capital consisted of cash of $565,979, inventories of $51,484 and prepaid expenses of $13,967 as compared to cash of $43,162, inventories of $47,618 and prepaid expenses of $ 12,135 as of December 31, 2020.

Our current liabilities include accounts payable and accrued expenses of $918,148, accounts payable and accrued expenses-related parties of $141,990 accrued interest of $1,152,783 current portion of lease liability of $79,875, tax liability of $782,107 convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $4,980,563 as compared to accrued expenses of $988,247, accounts payable and accrued expenses-related parties of $846,111 accrued interest of $616,329, current portion of lease liability of $149,896, convertible notes payable- net of discount of $363,243, notes payable of $9,312 and derivative liabilities of $17,328,904 as of December 31, 2020.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2021 and 2020:

	2021	2020
Net cash provided by (used in) operating activities	$(1,043,482)	$(289,617)
Net cash provided by (used in) investing activities	$1,274,018	$(31,688)
Net cash provided by financing activities	$296,000	$277,500
Net (decrease) increase in cash	$526,536	$(43,805)

Cash Used in Operating Activities

During 2021, we had cash of $1,043,482 used in operating activities, as compared to cash used in operations of $289,617 in 2020.

Cash Provided by (Used in) Investing Activities

During 2021, we had cash of $1,274,018 provided by investing activities, as compared to $31,688 used in investing activities in 2020. Expenditures in 2021 and 2020 consisted of property and equipment.

 Cash Provided by Financing Activities

During 2021, $466,000 of convertible debt was issued, with repayment of $205,000 and we sold $35,000 of restricted stock, as compared to $265,000 of convertible debt and $12,500 in restricted stock in 2020.

Additional Capital

As of December 31, 2021 we had cash of $565,979 and a working capital deficiency of $7,458,348 as compared to cash of $43,805 and a working capital deficiency of $20,199,127 at December 31, 2020.

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

We are subject to certain tax risks and treatments that could negatively impact our results of operations

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $782,107 during the year ended December 31, 2021 compared to $0 during the year ended December 31, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

Item 8. Financial Statements and Supplementary Data.

See the Index of Consolidated Financial Statements on page F-1 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Disclosure controls and procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of December 31, 2021. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and President, who is our principal, executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chairman and President concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of December 31, 2021, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of December 31, 2021.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of December 31, 2021, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	60	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Director
Carrie Schwarz	61	Director
Mitchell Chupak	67	Director

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

Mitchell Chupak became a director in December, 2020 to fill a vacancy created by the resignation of Jordi Arimany. Mitchell Chupak has resided in Israel since 1972, where since 1997, he has been the Director of Development for the Jaffa Institute, the largest not for profit social service agency serving southern portions of Tel-Aviv-Jaffa, Israel and its suburbs. During his over 25 years at the Jaffa Institute, Mr. Chupak has grown the organization extensively and is responsible for development of major social services, educational and community projects for which he secured millions of dollars in funding. He developed funding sources worldwide and enlisted the aid of major donors in the United States, Canada, Europe, Australia, and South America.

In 2005, Mr. Chupak created the Israel Fundraisers Forum to assist other non-profit organizations better understand methods of fundraising. The forum, with which he has been associated since its founding, promotes professionalism in fundraising and development and assists both organizations and individual fundraisers to improve methods of the profession.

We believe that Mr. Chupak’s spectrum of experience in both management and funding, will add value our board of directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Board Committees

Two of our three directors are “independent” within the scope of the rules adopted by the NASDAQ Stock Market and the SEC: Ms. Schwarz and Mr. Chupak. However, our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee. We plan to establish such committees in the near future.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Ethics Code”) on February 28, 2013 that includes provisions ranging from conflicts of interest to compliance with all applicable laws and regulations. All officers, directors and employees are bound by the Ethics Code, violations of which may be reported to any independent member of the board of directors.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and acting Chief Financial Officer, who is our sole executive officer, for 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2021	$300,000		-0-					$300,000 (1)
	2020	$300,000		3,000,000 (3)					$300,000 (2)

(1)	Mr. Frank’s compensation for 2021 was a total of $186,000 paid in cash and $114,000 in accruals.

(2)	Mr. Frank’s compensation for 2020 was a total of $93,000 paid in cash and $207,000 in accruals.

(3)	Represents “ restricted ” shares of our common stock valued at $0.10 per share.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

No Compensation was paid to directors in 2021 but the Company intends to resume director stock stock compensation in 2022.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors are compensated with common stock. All such directors normally receive 100,000 “restricted” shares of common stock annually for their service, but no shares were issued in 2021.

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

As of December 31, 2020 awards covering 2,606,333 shares have been issued under the Plan and 60,333 shares of common stock were available for issuance under the Plan (Note- these figures are expressed in 15:1 post stock split numbers).

The Plan has now expired in accordance with its terms and the Company intends to adopt a new incentive stock plan in 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executive officers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of the date of this Annual Report. The address of each such person is c/o the Company 915 Middle River Drive, Suite 316, Fort Lauderdale, FL, 33304.

Name and Address of Beneficial Owner and Directors and Executive officers:	Number of Shares of Common Stock	Number of Shares of Preferred Stock	Percentage of shares (4)

Craig Frank (1)(2)	753,345	20	23.06
Carrie Schwarz	60,002	0	*
Mitchel Chupak	50,601	0	*

All directors and
executive officers,
as a group (three
persons) (1)(2)	3,345,519	20	23.52%

Other 5% or greater
stockholders:
Ilan Sarid	1,533,131		6.24%
RLH Financial Partners, Inc (3)		20	20%

* Less than 1%

1.	includes shares beneficially owned by Tudog International Consulting and Drora Frank.

2.	Includes 4,907,611 shares of common stock issuable upon conversion of 20 shares of our Series D Convertible Preferred Stock held by Mr. Frank, which shares vote on an “as converted” basis.

3.	Includes 4,907,611 shares of our common stock issuable upon conversion of 20 shares of our Series D Convertible Preferred Stock held by RLH Financial Partners, Inc. which shares vote on an “as converted” basis.

4.

All values for “Percentage of Shares” owned were calculated by adding 9,815,223 (the number of shares of common stock currently issuable on the conversion of the outstanding 20 Series D Convertible shares) to 14,722,835 (the number of currently issued and outstanding shares of common stock).

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0 shares (1)	n/a	(1)

Equity compensation plans not approved by security holders	0 shares	n/a	0 shares

(1) Our 2011 Incentive Stock Plan has now expired in accordance with its terms and the Company intends to adopt a new incentive stock plan in 2022..

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

stockholderstockholder

Settlement with Sunstone, Burwick regarding non-transferability of Sunstone Grow License

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

As the settlement between the OLCC and Sunstone, in July 2021, KAYS concluded a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of KaAYS, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been cancelled. In addition, the Company received clear title to the warehouse facility. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility’s grow license to an unrelated third party, resigned from the Company’s board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00

In October 2021, KAYS sold the Eugene, Oregon cannabis facility for gross proceeds of $1,325,000. The funds received from the sale have been and are being used to repay certain debt and strengthen its balance sheet, as well as providing the initial stage capital for some of the Company’s U.S. and global expansion activities, including its cultivation sites in Greece and Israel.

Exchange Agreement for Cancellation of Series C Preferred Shares and Issuance of Series D Preferred Shares

On December 27, 2021 the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for the 50,000 Series C Preferred Shares of Kaya Holdings that they each held (BMN’s shares were acquired from Mr. Frank and Ilan Sarid pursuant to stock options that they each extended to BMN in 2010).

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b) defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ; and (c) exchange their 50,000 Series C Shares for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date.

Pursuant to the terms of the Exchange Agreement, payment of approximately $338,000 of Accrued Compensation was waived by each of Craig Frank and BMN Consultants ; (b) payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 was deferred until January 1, 2025 ; and (c) Craig Frank and BMN Consultants each exchanged their 50,000 Series C Shares for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of Series D Preferred Stock.

Mr. Frank’s Series D shares were issued to Mr. Frank and BMN’s Series D shares were issued to RLH Financial Services pursuant to a private sale between BMN and RLH whereby RLH acquired the shares in exchange for a promissory note in the amount of $1,000,000.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant stockholders. However, all such matters are approved by our independent directors as well as the board of directors as a whole prior to implementation.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us for professional services (a) for the years ended December 31, 2021 and 2020 by M&K CPAS, PLLC our independent public registered accounting firm .

	2021	2020
Audit fees	$35,500	$35,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
	35,500	$35,500

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

The Company does not have an Audit Committee. It is the Company’s policy to have its Chief Executive Officer preapprove all audit and permissible non-audit services provided by the independent public accountants, subject to approval by the oard of directors.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2021 and 2020

•	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 20201and 2020

•	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended(1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the stockholders of Alternative Fuels Americas, Inc.(1)

10.2	2011 Incentive Stock Plan, as amended (1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301 (3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid(1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (3) +

21.1	Subsidiaries of Registrant (4)

23.1	Consent of M&K CPAS LLC(5)

31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.

(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2017 and Incorporated herein by reference.

(5)	Filed herewith.

+ Management compensation arrangement.

Item 16. Form 10-K Summary.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 18, 2022

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	April 18, 2022

/s/ Carrie Schwarz	Director	April 18, 2022
Carrie Schwarz

/s/ Mitchel Chupak	Director	April 18, 2022
Mitchel Chupak

47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kaya Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Houston, TX

April 18, 2022

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Decmeber 31, 2021 and December 31, 2020

ASSETS
	(Audited)	(Audited)
	December 31, 2021	December 31, 2020
CURRENT ASSETS:
Cash and equivalents	$565,979	$43,162
Inventory	51,484	47,618
Prepaid expenses	13,967	12,135
Total current assets	631,430	102,915

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	255,770	322,760
Property and equipment, net of accumulated depreciation of $364,331 and $547,469 as of December 31, 2021 and December 31, 2020, respectively	574,733	1,824,946
Investment in subsidaries	25,021	31,688
Other Assets	82,159	16,507
Total non-current assets	937,683	2,195,901

Total assets	$1,569,113	$2,298,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$918,148	$988,247
Accounts payable and accrued expense-related parties	141,990	846,111
Accrued interest	1,152,783	616,329
Right-of-use liability - operating lease	79,875	149,896
Taxable Payable	782,107	—
Convertible notes payable, net of discount of $0 and $79	25,000	363,243
Notes payable	9,312	9,312
Derivative liabilities	4,980,563	17,328,904
Total current liabilities	8,089,778	20,302,042

NON-CURRENT LIABILITIES:
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $477,634 and $494,851	6,934,518	6,399,574
Accounts payable and accrued expensed related parties	500,000	—
Right-of-use liabiliy - operating lease	202,722	273,289
Total non-current liabilities	7,887,240	6,922,863
Total liabilities	15,977,018	27,224,905

STOCKHOLDERS' DEFICIT:

Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized; 0 and 100,000 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	100
Common convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 14,722,835 shares issued as of December 31, 2021 and 14,264,409 shares outstanding as of December 31, 2020, respectively	14,723	14,265
Subscriptions payable	163,630	163,880
Additional paid in capital	21,735,185	20,639,456
Accumulated deficit	(34,495,346)	(44,219,608)
Accumulated other comprehensive income	(3,719)	—
Total stockholders' deficit attributable to parent company	(12,585,527)	(23,401,907)
Non-controlling interest	(1,822,378)	(1,524,182)
Total stockholders' deficit	(14,407,905)	(24,926,089)

Total liabilities and stockholders' deficit	$1,569,113	$2,298,816

The accompanying notes are an integral part of these audited consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Audited)	(Audited)
	For The Twelve	For The Twelve
	Months Ended	Months Ended
	December 31, 2021	December 31, 2020

Net sales	$889,899	$1,029,543

Cost of sales	279,333	310,685

Gross profit	610,566	718,858

Operating expenses:
Professional fees	889,912	1,327,607
Salaries and wages	370,034	418,697
(Gain) Loss on impairment of assets	—	87,151
General and administrative	780,462	720,525
Total operating expenses	2,040,408	2,553,980

Operating loss	(1,429,842)	(1,835,122)

Other income (expense):
Interest expense	(635,810)	(602,806)
Amortization of debt discount	(333,296)	(241,755)
Derivative liabilities expense	(566,080)	(324,033)
Gain (loss) on extinguishment of debt	6,155	—
Gain (loss) on Settlement	44,294	—
Gain (loss) on disposal	142,844	(173,658)
Change in derivative liabilities expense	12,947,095	(9,119,848)
Other income (expense)	—	—
Total other income (expense)	11,605,202	(10,462,100)

Net income (loss) before income taxes	10,175,360	(12,297,222)

Provision for Income Taxes	(782,107)	—

Net income (loss)	9,393,253	(12,297,222)

Net Income (loss) attributed to non-controlling interest	(331,009)	(198,401)

Net income (loss) attributed to Kaya Holdings, Inc.	9,724,262	(12,098,821)

Basic net income (loss) per common share	$0.66	$(0.92)

Weighted average number of common shares outstanding - Basic	14,760,118	13,161,972

Diluted net income (loss) per common shassre	$0.13	$(0.92)

Weighted average number of common shares outstanding - Diluted	72,181,499	13,161,972

 The accompanying notes are an integral part of these audited consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the year ended December 31, 2021 (Audited) and the year ended December 31, 2020 (Audited)

	Preferred Stock-Series C		Preferred Stock- Series D		Post-Split Common Stock		Subscription Payable	Additional Paid-in	Accumulated	Accumulated Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance, December 31, 2019	100,000	$100	—	$—	12,500,254	12,501	$163,630	$19,778,857	$(32,120,787)	$—	$(1,325,781)	$(13,491,480)
Imputed interest	—	—	—	—	—	—	—	22,500	—	—	—	22,500
Common stock issued for Cash	—	—	—	—	—	—	250	7,715	—	—	—	7,965
Common stock issued for services	—	—	—	—	546,667	547	—	263,445	—	—	—	263,992
Common stock issued for services - related parties	—	—	—	—	533,333	533	—	263,467	—	—	—	264,000
Common stock issued for debt conversion and interest	—	—	—	—	683,753	684	—	101,879	—	—	—	102,563
Warrants granted for Cash	—	—	—	—	—	—	—	4,535	—	—	—	4,535
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	197,058	—	—	—	197,058
Rounding Shares	—	—	—	—	402	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(12,098,821)	—	(198,401)	(12,297,222)
Balance, December 31, 2020 (Audited)	100,000	$100	—	$—	14,264,409	$14,265	$163,880	$20,639,456	$(44,219,608)	$—	$(1,524,182)	$(24,926,089)
Balance, December 31, 2020	100,000	$100	—	$—	14,264,409	$14,265	$163,880	$20,639,456	$(44,219,608)	$—	$(1,524,182)	$(24,926,089)
Imputed interest	—	—	—	—	—	—	—	22,438	—	—	—	22,438
Common stock issued for Cash	—	—	—	—	158,332	158	(250)	35,092	—	—	—	35,000
Common stock issued for notes conversion and interest	—	—	—	—	1,306,765	1,307	—	194,708	—	—	—	196,015
Share Cancellation	—	—	—	—	(1,006,671)	(1,007)	—	1,007	—	—	—	—
Exchange of pre of preferred shares - series C to series D	(100,000)	(100)	40	—	—	—	—	100	—	—	—	—
Settlement of related party accrued compensation	—	—	—	—	—	—	—	559,058	—	—	—	559,058
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	283,326	—	—	—	283,326
Business combination of foreign entities	—	—	—	—	—	—	—	—	—		35,805	35,805
Translation Adjustment	—	—	—	—	—	—	—	—	—	(3,719)	(2,992)	(6,711)
Net income	—	—	—	—	—	—	—	—	9,724,262	—	(331,009)	9,393,253
Balance, December 31, 2021 (Audited)	—	$—	40	$—	14,722,835	$14,723	$163,630	$21,735,185	$(34,495,346)	$(3,719)	$(1,822,378)	$(14,407,905)

The accompanying notes are an integral part of these audited consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Audited)	(Audited)
	For The Twelve	For The Twelve
	Months Ended	Months Ended
	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES:
Net income (loss)	$9,724,262	$(12,098,821)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(298,196)	(198,401)
Depreciation	119,039	141,727
Imputed interest	22,438	22,500
Loss (gain) on disposal of fixed assets	(142,844)	173,658
Loss (gain) on impairment of right-of-use asset	—	87,151
Loss (gain) on settlement of debt	(44,294)	—
Gain on extinguishment of debt	(6,155)	—
Derivative expense	566,080	324,033
Change in derivative liabilities	(12,947,095)	9,119,848
Amortization of debt discount	333,296	241,755
Stock to be issued for services - related parties	—	264,000
Stock to be issued for services	—	263,992
Changes in operating assets and liabilities:
Prepaid expense	(1,832)	(4,361)
Inventory	(3,866)	60,390
Right-of-use asset	66,990	(125,869)
Depositss	(65,652)	11,016
Other assets	6,667	575,306
Accrued interest	595,874	289,795
Accounts payable and accrued expenses	35,350	428,378
Accounts payable and accrued expenses - Related Parties	354,937	—
Right-of-use liabilities	(140,588)	134,286
Deferred tax liabilities	782,107	—

Net cash used in operating activities	(1,043,482)	(289,617)

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,721)	—
Proceeds from sales of fixed assets	1,285,739	(31,688)

Net cash provided by (used in) investing activities	1,274,018	(31,688)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	35,000	12,500
Proceeds from convertible debt	466,000	265,000
Payment on convertible debt	(205,000)	—

Net cash provided by financing activities	296,000	277,500

NET INCREASE (DECREASE) IN CASH	526,536	(43,805)

Effects of currency translation on cash and cash equivalents	(3,719)	—

CASH BEGINNING BALANCE	43,162	86,967

CASH ENDING BALANCE	$565,979	$43,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	17,500	5,000

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Accounts payable settled with notes payable	55,000	—
Reclassification of derivative liability to additional paid in capital	283,326	197,058
Derivative liability on convertible note payable	316,000	265,000
Value of common shares issued for conversion of principle and interest	196,015	102,563
Value of common shares cancelled	(1,007)	—
Capitalization of interest pursuant to amended agreement	18,992	584,478
Shares issued for cash from stock payable	250	—
Related party gain on extinguishment of debt	559,058	—
Preferred stock exchnage-related party	100	—

The accompanying notes are an integral part of these audited consolidated financial statements.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of December 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had net income of $9,724,262 for the twelve months ended December 31, 2021 and a net loss of $12,098,821 for the twelve months ended December 31, 2020. The increase in net income during 2021 is primarily due to the gain on changes in derivative liabilities, and gain on disposal, offset by the increase in amortization of debt discount and derivative liabilities expense, as well as the company continues to have operating losses. At December 31, 2021 the Company has a working capital deficiency of $7,458,348 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of December 31, 2021 Kaya owns 65% of Marijuana Holdings Americas, Inc.

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2021 is $51,484 and $47,618 as of December 31, 2020. No allowance as necessary as of December 31, 2021 and December 31, 2020.

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

We are subject to certain tax risks and treatments that could negatively impact our results of operations

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $782,107 during the year ended December 31, 2021 compared to $0 during the year ended December 31, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$565,979	$-	$-
Total assets	565,979	-	-
Liabilities
Convertible debentures, net of discounts of $477,634	-	-	6,959,518
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	4,980,563
Total liabilities	-	-	11,940,081
	$565,979	$-	$(11,940,081)

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$43,162	$-	$-
Total assets	43,162	-	-
Liabilities
Convertible debentures, net of discounts of $494,851	-	-	7,012,817
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	17,328,904
Total liabilities	-	-	24,091,721
	$43,162	$-	$(24,091,721)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2021, except as noted below.

Provision for Income Taxes

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS has issued a clarification allowing the deduction of certain expenses, the bulk of operating costs and general administrative costs are generally not permitted to be deducted. The operations of certain of the Company’s subsidiaries are subject to Section 280E. This results in permanent differences between ordinary and necessary business expenses deemed non-deductible under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

We recorded a provision for income taxes in the amount of $782,107 during the year ended December 31, 2021 compared to $0 during the year ended December 31, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(Audited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	30,713	18,990
Furniture & Fixtures	42,965	43,466
HVAC	44,430	41,768
Land	533,778	697,420
Leasehold Improvements	147,636	142,979
Machinery and Equipment	69,312	312,331
Sign	12,758	12,758
Structural	-	1,017,359
Vehicle	51,872	79,744
Total	939,064	2,372,415
Less: Accumulated Depreciation	(364,331)	(547,469)
Property, Plant and Equipment - net	$574,733	$1,824,946

Depreciation expense totaled of $119,039 and $141,727 for the twelve months ended December 31, 2021 and 2020, respectively. Due to the closure of 2 stores, the Company removed net assets of $173,658 and recorded a loss of disposal of fixed asset $173,658 during the years ended December 31, 2020.

On August 30, 2021 the Company elected to dispose of two (2) of the four (4) Fiat cars that it owned that it was not using. The four cars were originally purchased in September of 2017 for prices ranging from $13,584 to $14,992.

After a review of market pricing the Company was able to sell one of the cars to Carvana for $14,460, after adjustments for cost removed and accumulated depreciation removal, the sale resulted in a gain on settlement. The Company recorded a net gain on disposal of assets of $28,983.

Additionally, the second Fiat was transferred to Mr. Frank in lieu of $15,000.00 in fees owed him. See Note 11 for additional information.

On October 12, 2021, KAYS completed the sale of its Eugene, Oregon Cannabis Production and Processing Facility for gross proceeds of $1,325,000. The Company recorded a net gain on disposal of $113,861. Due to the closure of 2 stores, the Company removed net right of use assets of $173,658 and recorded a loss on disposal of assets of $173,658, during the years ended December 31, 2020.

NOTE 5 – OTHER ASSETS

Other assets consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021 (Audited)	December 31, 2020 (Audited)
Rent Deposits	$11,016	$11,016
Security Deposits	71,143	5,491
Non-Current Assets	$82,159	$16,507

Due to the closure of 2 stores, the Company recorded a loss on deposits.

Due to the closure of 2 stores, the Company recorded a loss on deposits expensed against rent of $11,016, during year ended December 31, 2021

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.09% to 0.76%, volatility ranging from 131.33% to 145.54%, trading prices ranging from $0.09 per share to $0.65 per share and a conversion price of $0.15 per share.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Default	Ending
		CT	LT				12/31/2021	12/31/2020

A	Convertible	X		10.0%	1-Jan-17	X	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24		82,391	82,391
C	Convertible		X	8.0%	1-Jan-24		41,195	41,195
D	Convertible		X	8.0%	1-Jan-24		262,156	262,156
O	Convertible		X	8.0%	1-Jan-24		136,902	136,902
P	Convertible		X	8.0%	1-Jan-24		66,173	66,173
Q	Convertible		X	8.0%	1-Jan-24		65,274	65,274
S	Convertible		X	8.0%	1-Jan-24		63,205	63,205
T	Convertible		X	8.0%	1-Jan-24		313,634	313,634
BB	Convertible		X	10.0%	1-Jan-24		-	50,000
CC	Convertible		X	10.0%	1-Jan-24		100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24		188,000	188,000
LL	Convertible		X	8.0%	1-Jan-24		749,697	749,697
MM	Convertible		X	8.0%	1-Jan-24		124,690	124,690
NN	Convertible		X	8.0%	1-Jan-24		622,588	622,588
OO	Convertible		X	8.0%	1-Jan-24		620,908	620,908
PP	Convertible		X	8.0%	1-Jan-24		611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-24		180,909	180,909
RR	Convertible		X	8.0%	1-Jan-24		586,804	586,804
SS	Convertible		X	8.0%	1-Jan-24		174,374	174,374
TT	Convertible		X	8.0%	1-Jan-24		345,633	345,633
UU	Convertible		X	8.0%	1-Jan-24		171,304	171,304
VV	Convertible		X	8.0%	1-Jan-24		121,727	113,322
XX	Convertible		X	8.0%	1-Jan-24		112,734	112,734
YY	Convertible		X	8.0%	1-Jan-24		173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-24		166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-24		104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-24		87,066	87,066
CCC	Convertible		X	8.0%	1-Jan-24		-	25,000
DDD	Convertible		X	8.0%	1-Jan-24		75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-24		160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-24		79,422	79,422
HHH	Convertible		X	8.0%	1-Jan-24		-	35,000
JJJ	Convertible		X	8.0%	1-Jan-24		52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-24		77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-24		51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-24		95,979	95,979
RRR	Convertible		X	8.0%	1-Jan-24		-	15,000
SSS	Convertible		X	8.0%	1-Jan-24		75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-24		80,000	80,000
UUU	Convertible		X	8.0%	1-Jan-24		-	20,000
VVV	Convertible		X	8.0%	1-Jan-24		75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-24		60,000	-
XXX	Convertible		X	8.0%	1-Jan-24		100,000	-
YYY	Convertible		X	8.0%	1-Jan-24		50,000	-
ZZZ	Convertible		X	8.0%	1-Jan-24		40,000	-
AAAA	Convertible		X	8.0%	1-Jan-24		66,000	-

Total Convertible Debt							7,437,152	7,257,747
Less: Discount							(477,634)	(494,930)
Convertible Debt, Net of Discounts							$ 6,959,518	$ 6,762,817
Convertible Debt, Net of Discounts, Current							$ 25,000	$ 363,243
Convertible Debt, Net of Discounts, Long-term							$ 6,934,518	$ 6,399,574

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR YEAR ENDED DECEMBER 31, 2021

(BB)

On September 23, 2015 the Company received a total of $50,000 from an accredited investor in exchange for a two year note in the aggregate amount of $50,000 with interest accruing at 10%. The note is convertible after September 23, 2015 and is convertible into the Company’s common stock at a conversion rate of $0.15 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. The accrued interest of $5,000 was converted to 166,666 shares of common stock on September 15, 2019. The accrued interest of $5,000 was paid in cash in the year of 2020. On January 1, 2019, due date of this note was extended until January 1, 2020. On May 18, 2021, the noteholder converted the remaining principal of $50,000 and accrued interest of $10,197. No gain or loss on conversion, was recorded as conversions were made within the terms of agreement. The remaining balance of principal and interest was $0 and $0, respectively, at December 31, 2021.

(CC)

On September 23, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note was convertible after September 23, 2015 and was convertible into the Company’s common stock at a conversion rate of $.45 per share. The market value of the stock at the date when the debt becomes convertible was $1.17. The debt issued is a result of a financing transaction and contain a beneficial conversion feature. On May 18, 2021, the noteholder converted the accrued interest of $26,711 and received a cash payment of $10,000 for accrued interest. No gain or loss on conversion, was recorded as conversions were made within the terms of agreement. During 2021, the Noteholder and Company agreed to extend the maturity date until January 1, 2024. All other terms of the note remain the same.. The remaining balance of principal and interest was $100,000 and $0, respectively, at December 31, 2021.

(VV)

On December 21, 2017 the Company received a total of $80,000 from an accredited investor in exchange for a two year note in the aggregate amount of $80,000 with interest accruing at 10% per year. The note is due January 1, 2019 with monthly payments of principal and interest. On January 30, 2018, the accredited investor advanced an additional $20,000. The total $100,000 including $333 of unpaid interest was exchanged for a convertible note. Interest is stated at 5%. The Note and Interest is convertible into common shares at $0.15 per share. In January 2021, the maturity date of the notes had been extended to January 1, 2024. No gain or loss on conversion, was recorded as conversions were made within the terms of agreement. On November 1, 2021, interest of $8,405 was capitalized, due to conversion. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

(CCC)

On December 21, 2018, the Company received $25,000 from the issuance of convertible debt. Interest is stated at 8%. The Note and Interest is convertible into common shares at $.75 per share. On January 22, 2019, the ratchet provision was activated due to issuance of another convertible note. As such, the conversion price was decreased from $.75 per share to $.45 per share. As the change is greater than 10%, the discount of $25,000 was recorded as a loss on extinguishment. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On November 1, 2021, interest of $4,055 was capitalized, due to conversion. On May 24, 2021, the noteholder converted the remaining principal of $29,055 and accrued interest of $969. No gain or loss on conversion, was recorded as conversions were made within the terms of agreement. The remaining balance of principal and interest was $0 and $0, respectively, at December 31, 2021.

(HHH)

On April 22, 2019 the Company received $35,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On November 1, 2021, interest of $4,741 was capitalized, due to conversion. On May 24, 2021, the noteholder converted the remaining principal of $39,741 and accrued interest of $1,325. No gain or loss on conversion, was recorded as conversions were made within the terms of agreement. The remaining balance of principal and interest was $0 and $0, respectively, at December 31, 2021.

(RRR)

On January 8, 2020, the Company received $15,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The maturity date of the notes had been extended to January 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On November 1, 2021, interest of $1,177 was capitalized, due to conversion. On May 24, 2021, the noteholder converted the remaining principal of $16,177 and accrued interest of $539. No gain or loss on conversion, was recorded as conversions were made within the terms of agreement. The remaining balance of principal and interest was $0 and $0, respectively, at December 31, 2021.

(UUU)

On August 13, 2020, the Company received $20,000 from the issuance of convertible debt to the High Net Worth Investor pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details. On November 1, 2021, interest of $614 was capitalized, due to conversion. On May 24, 2021, the noteholder converted the remaining principal of $20,614 and accrued interest of $687. No gain or loss on conversion, was recorded as conversions were made within the terms of agreement. The remaining balance of principal and interest was $0 and $0, respectively, at December 31, 2021.

(VVV)

On September 24, 2020, the Company received $75,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model.

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

(AAAA)

On May 6, 2021, the Company received $66,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 8%. The Note and Interest is convertible into common shares at $0.15 per share. The Note is Due in January of 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details

NOTE 7 – NON-CONVERTIBLE DEBT

A-Non Related Party

	December 31, 2021	December 31, 2020
Note 5	9,312	9,312
Note BBBB	—	—
Note CCCC	—	—
Total Non-Convertible Debt	9,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of December 31, 2021 with an outstanding balance of $9,312.

(BBBB) On July 22, 2021, the Company received a total of $55,000 to be used for operating expenses, which matures on March 31, 2022. The note bears interest accruing at 9% per year. On October 12, 2021 the Company repaid principal of $55,000 and all accrued interest of $1,112. The balance of principal and interest as of December 31, 2021 was $-0-.

(CCCC) On August 1, 2021, the Company received a total of $150,000 to be used for operating expenses, which matures on March 31, 2022. The note bears interest accruing at 10% per year. On October 12, 2021 the Company repaid principal of $150,000 and agreed to settle all accrued interest for payment of $7,500. The balance of principal and interest as of December 31, 2021 was $-0-.

B-Related Party

Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000

	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $44,938 and $22,500 for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the balance of the debt was $250,000. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period.

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

On December 27, 2021 the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for the 50,000 Series C Preferred Shares of Kaya Holdings that they each held, 100,000 total shares..

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b) defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ; and (c) exchange their 50,000 Series C Shares ( at total of 100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain of $559,058, which was applied to APIC.

The Company has 500,000,000 shares of common stock authorized with a par value of $0.001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights.

On February 13, 2020, the Company sold a 0.25 subscription unit for $12,500. Each unit consists of 66,667 post-reverse split shares of the Company's common stock; 66,667 one-year class A warrants at an exercise price of $0.12 per Company's post-reverse split share; 66,667 two-year class B warrants at an exercise price of $0.18 per Company's post-reverse split share; and 1,000,000 shares of common stock of Kaya Brands International, Inc, which is a majority-owned subsidiary of the Company. As of December 31, 2021, the shares had not been issued.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.09% to 0.76%, volatility ranging from 131.33% to 145.54%, trading prices ranging from $0.09 per share to $0.65 per share and a conversion price of $0.15 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2020	$17,328,904
Initial	882,080
Change in Derivative Values	(12,947,095)
Conversion of debt-reclass to APIC	(283,326)
Balance as of December 31, 2021	$4,980,563

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $882,080 and $589,033 for the new notes issued for the years ended December 31, 2021 and 2020, respectively. The Company recorded derivative liability expense of $566,080 and $324,033 for the years ended December 31, 2021 and 2020, respectively.

The Company recorded a change in the value of embedded derivative liabilities gain of $12,947,095 and lossof $9,119,848 for the years ended December 31, 2021 and 2020, respectively.

The Company reclassified derivative liabilities of $283,326 to additional paid in capital due to debt conversion for the year ended December 31, 2021 2021 and $197,058 for year ended December 31, 2020.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $477,634 as of December 31, 2021 and $494,930 as of December 31, 2020.

The Company recorded the amortization of debt discount of $333,296 and $241,755 for the years ended December 31, 2021 and 2020, respectively.

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

On December 31, 2015, the Company entered into an agreement to extend the debt until December 31, 2017 with no additional interest for the extension period. On January 1, 2018 the Company entered into an agreement to further extend the debt until December 31, 2021 with no additional interest for the extension period. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period

At December 2017, the company was indebted to Craig Frank, Chairman, CEO and Acting CFO for KAYS, in the amount of $7,737 for travel and miscellaneous expenses incurred by Mr. Frank from travel and related activities in Oregon.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of December 31, 2021, the accrued compensation was approximately $500,000, whereas, $820,405 was carried over from prior years. As of December 31,2021, the Company also had $1,990 of accounts payable (net) due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

In 2021, the Company formed Kaya Farm Greece, which is a majority owned subsidiary of Kaya Brands International, Inc., with 70% ownership. The remaining 30% is owned by related parties of the Company. Subsequently, Kaya Farm Greece entered an acquisition agreement to acquire 50% GREEKKANNABIS S.A. (GK) The remaining 50% of GREEKKANNABIS S.A. is currently owned by Ilias Kammenos (President of GK) and Panagiotis Kininis (Vice president of GK). There is non-controlling capital of $1,548,641 representing the equity not currently owned by the Company. The financial statements have been consolidated with the Company.

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

After a review of market pricing the Company was able to sell one of the cars to Carvana for $14,460.00 and the funds were used for general working capital. Additionally, the second Fiat was transferred to Mr. Frank in lieu of $15,000.00 in fees owed him. After adjusting for net book value, the Company recorded $12,453 to additional paid in capital.

On December 27, 2021 the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for the 50,000 Series C Preferred Shares of Kaya Holdings that they each held, 100,000 total shares..

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b) defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ; and (c) exchange their 50,000 Series C Shares ( at total of 100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain of $559,058, which was applied to APIC.
F-22

NOTE 12 – STOCK OPTION PLAN

In 2011 the Alternative Fuels America, Inc. 2011 Incentive Stock Plan (the “Plan”), which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan is administered by the board of directors.

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

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 158,078 paid and non-assessable shares of the Common Stock at the price of $0.4744455 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of December 31, 2019, the note was paid in full.

Warrants issued to Non-Employees

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Contract
	Issued	Price	Terms Years
Balance as of December 31, 2020	737,703	0.47	2.17
Granted	-	-	-
Exercised	-	-	-
Expired	(16,667)	-	-
Balance as of December 31, 2021	316,158	0.42	1.09

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

The Company has right-of-use assets of $255,770 and operating lease liabilities of $282,597 as of December 31, 2021. Operating lease expense for the twelve months ended December 31, 2021 and 2020 were $194,689 and $265,442, respectively.

Maturity of Lease Liabilities at December 31, 2021	Amount
2022	120,960
2023	99,203
2024	76,617
Later years	27,041
Total lease payments	323,823
Less: Imputed interest	(41,224)
Present value of lease liabilities	$282,597

Note 15- Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income.

The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act increase the Company’s deferred tax asset related to the Company’s net operating loss by approximately $2,891,850 and increase the Company’s valuation allowance by approximately $2,891,850 resulting in no impact to the Company’s financials.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021, and 2020 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2021 and 2020 are 21% and 21%, respectively.

 The Company has net operating loss carry forwards of approximately $13,770,716 at December 31, 2021 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2021	Year Ending December 31, 2020
Deferred Tax Asset	2,891,850	2,378,639
Valuation Allowance	(2,891,850)	(2,378,639)
Net Deferred Tax Asset	$—	$—

We are subject to certain tax risks and treatments that could negatively impact our results of operations

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $782,107 during the year ended December 31, 2021 compared to $0 during the year ended December 31, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Note 16- Subsequent Events

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

