Form 10-Q
period 2022-03-31
Kaya Holdings, Inc.
filed 2022-05-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of May 18, 2022, the Issuer had 14,722,835 shares of its common stock outstanding.

KAYA HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

In this Quarterly Report on Form 10-Q, the terms “ KAYS ,” “ the Company ,” “ we ,” “ us ” and “ our ” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

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

Part I

Item 1 Condensed Consolidated Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

ASSETS
	(Unaudited)	(Audited)
	March 31, 2022	December 31, 2021
CURRENT ASSETS:
Cash and equivalents	$202,639	$565,979
Inventory	41,777	51,484
Prepaid expenses	13,967	13,967
Total current assets	269,449	631,430

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	232,369	255,770
Property and equipment, net of accumulated depreciation of $8,027 and $364,331	566,706	574,733
as of March 31, 2022 and December 31, 2021, respectively
Investment in subsidaries	24,345	25,021
Other Assets	96,986	82,159
Total non-current assets	909,340	937,683

Total assets	$1,178,789	$1,569,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$902,863	$918,148
Accounts payable and accrued expense-related parties	138,462	141,990
Accrued interest	1,300,105	1,152,783
Right-of-use liability - operating lease	81,323	79,875
Taxable Payable	782,107	782,107
Convertible notes payable, net of discount of $0 and $0	25,000	25,000
Notes payable	9,312	9,312
Derivative liabilities	5,529,568	4,980,563
Total current liabilities	8,768,740	8,089,778

NON-CURRENT LIABILITIES:
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $410,552 and $477,634	7,001,600	6,934,518
Accounts payable and accrued expense-related parties	500,000	500,000
Right-of-use liabiliy - operating lease	162,862	202,722
Total non-current liabilities	7,914,462	7,887,240

Total liabilities	16,683,202	15,977,018

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
0 and 100,000 issued and outstanding at March 31, 2022	—	—
and December 31, 2021, respectively
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized;
40 and 40 issued and outstanding at March 31, 2022	—	—
and December 31, 2021, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
14,722,835 shares issued as of March 31, 2022 and 14,722,835 shares
outstanding as of December 31, 2021, respectively	14,723	14,723
Subscriptions payable	163,630	163,630
Additional paid in capital	21,740,733	21,735,185
Accumulated deficit	(35,569,122)	(34,495,346)
Accumulated other comprehensive income	(5,766)	(3,719)
Total stockholders' deficit attributable to parent company	(13,655,802)	(12,585,527)
Non-controlling interest	(1,848,611)	(1,822,378)
Total stockholders' deficit	(15,504,413)	(14,407,905)

Total liabilities and stockholders' deficit	$1,178,789	$1,569,113

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)	(Uaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021

Net sales	$188,664	$237,018

Cost of sales	63,900	75,814

Gross profit	124,764	161,204

Operating expenses:
Professional fees	200,756	207,714
Salaries and wages	99,278	86,983
(Gain) Loss on impairment of assets	—	(31,671)
General and administrative	153,674	195,650
Total operating expenses	453,708	458,676

Operating loss	(328,944)	(297,472)

Other income (expense):
Interest expense	(152,869)	(149,859)
Amortization of debt discount	(67,082)	(142,977)
Derivative liabilities expense	—	(380,063)
Gain (loss) on extinguishment of debt	—	—
Gain (loss) on Settlement	—	—
Gain (loss) on disposal	—	—
Change in derivative liabilities expense	(549,005)	(4,535,437)
Other income (expense)	—	—
Total other expense	(768,956)	(5,208,336)

Net income (loss) before income taxes	(1,097,900)	(5,505,808)

Provision for Income Taxes	—	—

Net income (loss)	(1,097,900)	(5,505,808)

Net Income (loss) attributed to non-controlling interest	(24,124)	14,400

Net income (loss) attributed to Kaya Holdings, Inc.	(1,073,776)	(5,520,208)

Basic net income (loss) per common share	$(0.07)	$(0.39)

Weighted average number of common shares outstanding - Basic	14,722,835	14,329,038

Diluted net income (loss) per common share	$(0.07)	$(0.39)

Weighted average number of common shares outstanding - Diluted	14,722,835	14,329,038

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)	(Uaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021

Net income (loss)	$(1,073,776)	$(5,520,208)

Other comprehensive income (expense)

Derivative expenses	—	—
Change in fair value of embedded derivative liabilities	—	—
Loss on debt extinguishment
Foreign currency adjustments	(4,156)	—

Comprehensive income (loss)	(1,077,932)	(5,520,208)

Other comprehensive income (expense)
Net loss attirbuted to non-controlling interest	(26,233)	—

Comprehensive loss attributatable to Kaya Holdings	(1,051,699)	(5,520,208)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES:
Net income (loss)	$(1,073,776)	$(5,520,208)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(24,124)	14,400
Depreciation	8,027	30,262
Imputed interest	5,548	5,486
Loss (gain) on impairment of right-of-use asset	—	(31,671)
Derivative expense	—	380,063
Change in derivative liabilities	549,005	4,535,437
Amortization of debt discount	67,082	142,977
Changes in operating assets and liabilities:
Prepaid expense	—	(1,539)
Inventory	9,707	(14,362)
Right-of-use asset	23,401	21,550
Other assets	(11,066)	—
Deposits	(5,533)	—
Accrued interest	147,322	144,373
Accounts payable and accrued expenses	(3,528)	57,135
Accounts payable and accrued expenses - Related Parties	(15,285)	45,716
Right-of-use liabilities	(38,412)	(20,853)

Net cash provided by(used in) operating activities	(361,632)	(211,234)

INVESTING ACTIVITIES:
Investment in Subsidiaries	—	(6,142)

Net cash provided by (used in) investing activities	—	(6,142)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	—	35,000
Proceeds from convertible debt	—	210,000

Net cash provided by financing activities	—	245,000

NET INCREASE (DECREASE) IN CASH	(361,632)	27,624

Effects of currency translation on cash and cash equivalents	(1,708)	—

CASH BEGINNING BALANCE	565,979	43,162

CASH ENDING BALANCE	$202,639	$70,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Derivative liability on convertible note payable	—	210,000
Capitalization of interest pursuant to amended agreement	—	18,992
Shares issued for cash from stock payable	—	250

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the year ended March 31, 2022 (Unaudited) and the year ended December 31, 2021 (Audited)

									Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
								Subscription Payable
		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Refer	Shares	Amount	Shares	Amount	Shares	Amount	Amount
	to tab
Balance, December 31, 2020		100,000	$ 100	-	$ -	14,264,409	14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ -	$ (1,524,182)	$ (24,926,089)

Imputed interest		-	-	-	-	-	-	-	22,438	-	-	-	22,438

Common stock issued for Cash		-	-	-	-	158,332	158	(250)	35,092	-	-	-	35,000

Common stock issued for debt conversion and interest		-	-	-	-	1,306,765	1,307	-	194,708	-	-	-	196,015

Share Cancellation		-	-	-	-	(1,006,671)	(1,007)	-	1,007	-	-	-	-

Exchanges of preferred shares - sereies C to series D		(100,000)	(100)	40	-	-	-	-	100	-	-	-	-

Settlment of related party acccrued compensation		-	-	-	-	-	-	-	559,058	-	-	-	559,058

Reclassification of derivative liabilities to additional paid in capital		-	-	-	-	-	-	-	283,326	-	-	-	283,326

Business combination of foreign entities		-	-	-	-	-	-	-	-	-	-	35,805	35,805

Translation Adjustment		-	-	-	-	-	-	-	-	-	(3,719)	(2,992)	(6,711)

Net loss		-	-	-	-	-	-	-	-	9,724,262	-	(331,009)	9,393,253

Balance, December 31, 2021 (Audited)		-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Balance, December 31, 2021		-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Imputed interest		-	-	-	-	-	-	-	5,548	-	-	-	5,548

Translation Adjustment		-	-	-	-	-	-	-	-	-	(2,047)	(2,109)	(4,156)

Net Income		-	-	-	-	-	-	-	-	(1,073,776)	-	(24,124)	(1,097,900)

Balance, March 31, 2022 (Unaudited)		-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,740,733	$ (35,569,122)	$ (5,766)	$ (1,848,611)	$ (15,504,413)

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of March 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,073,776 for the three months ended March 31, 2022 and a net loss of $5,520,208 for the three months ended March 31, 2021. The decrease in net loss is due to the changes in derivative liabilities, the decrease in amortization of debt discount and derivative liabilities expense, as wells as the company continues to have operating losses. At March 31, 2022 the Company has a working capital deficiency of $8,499,291and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of March 30, 2022, Kaya owns 65% of Marijuana Holdings Americas, Inc.

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of March 31, 2022 is $41,777 and $51,484 as of December 31, 2021. Inventory allowance and impairment were $0 and $0 as of March 31, 2022 and December 31, 2021, respectively.

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

Deferred Rent and Tenant Allowances

Deferred Rent and Tenant AllowancesDeferred rent is recognized when a lease contains fixed rent escalations. We recognize the related rent expense on a straight-line basis starting from the date of possession and record the difference between the recognized rental expense and cash rent payable as deferred rent. Deferred rent also includes tenant allowances received from landlords in accordance with negotiated lease terms. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease starting at the date of possession.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$202,639	$-	$-
Total assets	202,639	-	-
Liabilities
Convertible debentures, net of discounts of $410,552	-	-	7,026,600
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	5,529,568
Total liabilities	-	-	12,556,168
	$202,639	$-	$(12,556,168)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$43,162	$-	$-
Total assets	565,978	-	-
Liabilities
Convertible debentures, net of discounts of $477,634	-	-	6,959,518
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	4,980,563
Total liabilities	-	-	11,940,081
	$565,978	$-	$(11,940,081)

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

15

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2022.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2021	December 31, 2021
	(Unaudited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	30,713	30,713
Furniture & Fixtures	42,965	42,965
HVAC	44,430	44,430
Land	533,778	533,778
Leasehold Improvements	147,636	147,636
Machinery and Equipment	69,312	69,312
Sign	12,758	12,758
Structural	-	-
Vehicle	51,872	51,872
Total	939,064	939,064
Less: Accumulated Depreciation	(372,358)	(364,331)
Property, Plant and Equipment - net	$566,706	$574,733

Depreciation expense totaled of $8,027 and $30,262 for the three months ended March 31, 2022 and 2021, respectively. Due to the closure of 2 stores, the Company removed net asset of $173,658 and record loss of disposal of fixed asset $173,658 during the years ended December 31, 2020.

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

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Rent Deposits	$11,016	$11,016
Security Deposits	74,904	71,143
Other Receivable	11,066	-
Non-Current Assets	$85,920	$82,159

Due to the closure of 2 stores, the Company recorded a loss on deposits expensed against rent of $11,016, during year ended December 31, 2021.

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from

0.09% to 0.76%, volatility ranging from 131.33% to 145.54%, trading prices ranging from $0.09 per share to $0.65 per share and a conversion price ranging from $0.15 per share. The total derivative liabilities associated with these notes were $5,529,568 at March 31, 2022 and $4,980,563 at December 31, 2021.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			3/31/2022	12/31/2021

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	82,391
C	Convertible		X	8.0%	1-Jan-24	41,195	41,195
D	Convertible		X	8.0%	1-Jan-24	262,156	262,156
O	Convertible		X	8.0%	1-Jan-24	136,902	136,902
P	Convertible		X	8.0%	1-Jan-24	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-24	65,274	65,274
S	Convertible		X	8.0%	1-Jan-24	63,205	63,205
T	Convertible		X	8.0%	1-Jan-24	313,634	313,634
CC	Convertible		X	10.0%	1-Jan-24	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-24	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-24	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-24	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-24	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-24	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-24	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-24	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-24	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-24	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-24	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-24	121,727	121,727
XX	Convertible		X	8.0%	1-Jan-24	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-24	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-24	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-24	87,066	87,066
DDD	Convertible		X	8.0%	1-Jan-24	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-24	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-24	79,422	79,422
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-24	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-24	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,979
SSS	Convertible		X	8.0%	1-Jan-24	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-24	80,000	80,000
VVV	Convertible		X	8.0%	1-Jan-24	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-24	60,000	60,000
XXX	Convertible		X	8.0%	1-Jan-24	100,000	100,000
YYY	Convertible		X	8.0%	1-Jan-24	50,000	50,000
ZZZ	Convertible		X	8.0%	1-Jan-24	40,000	40,000
AAAA	Convertible		X	8.0%	1-Jan-24	66,000	66,000

Total Convertible Debt						7,437,152	7,437,152
Less: Discount						(410,552)	(477,634)
Convertible Debt, Net of Discounts						$ 7,026,600	$ 6,959,518
Convertible Debt, Net of Discounts, Current						$ 25,000	$ 25,000
Convertible Debt, Net of Discounts, Long-term						$ 7,001,600	$ 6,934,518

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR THREE MONTHS ENDED MARCH 31, 2022

During the three months ended March 31, 2022, there was no new or converted activity to convertible notes payable.

NOTE 7 – NON-CONVERTIBLE DEBT

	March 31, 2021	December 31, 2020
Note 5	9,312	9,312
Total Non-Convertible Debt	9,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of March 31, 2021 with an outstanding balance of $9,312.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $5,548 and $44,938 for the three month period ended March 31, 2022 and year ended December 31, 2021, respectively. As of March 31, 2022, the balance of the debt was $250,000. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001, of which 100,000 shares have been designated as Series C convertible preferred stock (“Series C” or “Series C preferred stock”). The Company has 10,000,000 shares of preferred stock authorized The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers and other rights, as it deems appropriate.

Each share of Series C has 434 votes on any matters submitted to a vote of the stockholders of the Company and is entitled to dividends equal to the dividends of 434 shares of common stock. Each share of Series C preferred stock is convertible at any time at the option of the holder into 434 shares of common stock.

On December 27, 2021 the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for the 50,000 Series C Preferred Shares of Kaya Holdings that they each held, 100,000 total shares.

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b)defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ;and (c) exchange their 50,000 Series C Shares ( at total of100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain of $559,058

The Company has 500,000,000 shares of common stock authorized with a par value of $0.001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights. As of March 31, 2022, there were 14,722,835 shares of common stock outstanding.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 0.09% to 0.76%, volatility ranging from 131.33% to 145.54%, trading prices ranging from $0.09 per share to $0.65 per share and a conversion price ranging from $0.15 per share.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2021	$4,980,563
Initial	—
Change in Derivative Values	549,005
Conversion of debt-reclass to APIC	(0)
Balance as of March 31, 2022	$5,529,568

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $0 and $590,063 for the new notes issued for three month ended March 31, 2022 and 2021, respectively.

The Company recorded derivative liability expense of $0 and $380,063 for the three month ended March 31, 2022 and 2021, respectively.

The Company recorded a change in the value of embedded derivative liabilities expense of $549,005 and $4,535,437 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $410,552 and $561,953 as of March 31, 2022 and 2021, respectively.

The Company recorded the amortization of debt discount of $67,082 and $142,977 for the three months ended March 31, 2022 and 2021, respectively.

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

On December 31, 2015, the Company entered into an agreement to extend the debt until December 31, 2017 with no additional interest for the extension period. On January 1, 2018 the Company entered into an agreement to further extend the debt until December 31, 2021. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period, with no additional interest for the extension period.

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

In 2021, the Company formed Kaya Farm Greece, which is a majority owned subsidiary of Kaya Brands International, Inc., with 70% ownership. The remaining 30% is owned by related parties of the Company. Subsequently, Kaya Farm Greece entered an acquisition agreement to acquire 50% GREEKKANNABIS S.A. (GK) The remaining 50% of GREEKKANNABIS S.A. is currently owned by Ilias Kammenos (President of GK) and Panagiotis Kininis (Vice president of GK). There is non-controlling capital of $1,548,641representing the equity not currently owned by the Company. The financial statements have been consolidated with the Company.

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

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b) defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ; and (c) exchange their 50,000 Series C Shares ( at total of 100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain, which was applied to APIC.

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

As of March 31, 2022, the Company had related parties accounts payable and accrued expenses $138,462 and $141,990 for the quarter ended March 31, 2022 and year ended December 31, 2021, respectively.

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

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post -reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. The warrant expired on 5/1/2022.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. The warrant expired on 5/1/2022.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 158,079 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of December 31, 2019, the note was paid in full. The warrant will expire on 2/5/2023.

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 158,079 paid and non-assessable shares of the Common Stock at the price of $0.4744455 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of December 31, 2019, the note was paid in full. The warrant will expire on 2/5/2023.

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2021	737,703	0.4744455	1.09
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of March 31, 2022	737,703	0.4744455	0.73

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

The Company has right-of-use assets of $232,369 and operating lease liabilities of $244,184 as of March 31, 2022. Operating lease expense for the three months ended March 31, 2022 and 2021 were $44,073 and $62,677, respectively. Due to the closure of 2 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company have recorded $0 in impairment charges related to right-of-use assets during the three months ended March 31, 2022.

Maturity of Lease Liabilities at March 31, 2022	Amount
2022	76,261
2023	99,203
2024	76,617
Later years	27,041
Total lease payments	279,122
Less: Imputed interest	(34,937)
Present value of lease liabilities	$244,185

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

Europe

 Some key points about the European medical cannabis market are:

§	New Frontier Data estimates the European cannabis market (legal & illicit) generates $69 billion USD annually.

§	Prohibition Partners Europe forecasts Europe to be the largest legal cannabis market worldwide by 2024, with a total value of $39.1 billion.

§	The Insight Partners estimates the European cannabis market will be worth $474 million by the end of 2021. They estimate the market to grow with a CAGR of 67.4% from 2021 to reach $3.75 billion by 2025.

§	Europe is projected to surpass North America (currently the largest medical cannabis market) in 2024, with a market value of $39.1 billion to North America’s $37.9 billion.

§	In Europe Germany continues to be largest and fastest growing medical cannabis market. Sales of insurance covered cannabis grew to 67% in 2019.

§	Total European market sales, including isolated cannabinoids, finished pharmaceutical products, cannabis flower and full spectrum cannabis products exceeded $295 million in 2019.

§	Germany has by far the largest number of medical cannabis patients as of 2021. By 2025, it is expected that countries like France and the United Kingdom will have developed their patient access considerably, growing to represent a significant share of the European market.

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

33

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenues

We had revenues of $188,664 for the three months ended March 31, 2022, as compared to revenues of $237,018 for the three months ended March 31, 2021.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2022 was $63,900 compared to cost of goods sold of $75,814 for the three months ended March 31, 2021.

Salaries and Wages

Salaries and Wages increased to $99,278 for the three months ended March 31, 2022 as compared to $86,983 for the three months ended March 31, 2021. The increase in salaries and wages was due to normal increase in labor cost.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $153,674 for the three months ended March 31, 2022 as compared to $195,650 for the three months ended March 31, 2021.

Professional Fees

Professional fees were $200,756 for the three months ended March 31, 2022, as compared to $207,714 for the three months ended March 31, 2021.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $0 for the three months ended March 31, 2022, as compared to $ 31,671 for the three months ended March 31, 2021.

Interest Expense

Interest expense and debt amortization expense increased slightly to $152,869 for the three months ended March 31, 2022 from $149,859 for the three months ended March 31, 2021.

Amortization of Debt Discount

Amortization of debt discount was $67,082 for the three months ended March 31, 2022, as compared to $142,977 for the three months ended March 31, 2021.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $0 for the three months ended March 31, 2022 from $380,063 for the three months ended March 31, 2021.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was an expense of $549,005 for the three months ended March 31, 2022 compared to an expense of $4,535,437 for the three months ended March 31, 2021. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income was a loss of $768,956 for the three months ended March 31, 2022 as compared to a loss of $5,208,336 for the three months ended March 31, 2021. The increased loss was due largely to a change in derivative liability expenses resulting from a change in stock price as well as the volatility factors used in the derivative calculations.

Net Income (Loss)

We incurred net loss of $1,097,900 for the three months ended March 31, 2022, as compared to a net loss of $5,505,808 for the three months ended March 31, 2021. The majority of our loss during the three-month period ending March 31, 2022 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the three months ended March 31, 2022 and 2021 was a loss of $24,124 and a gain of $14,400, respectively.

Liquidity and Capital Resources

During the first quarter of 2022 our cash position decreased by $361,632 to $202,639 and our negative working capital deficit was $8,510,357.

As of March 31, 2022, our working capital consisted of cash of $202,639, inventories of $41,777 and prepaid expenses of $13,967 as compared to cash of $70,786, inventories of $61,980 and prepaid expenses of $13,674, as of March 31, 2021.

Our current liabilities include accounts payable and accrued expenses of $921,137, accounts payable and accrued expenses-related parties of $120,188 accrued interest of $1,300,105, current portion of lease liability of $81,323, tax liability of $782,107, convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $5,529,568, as compared to accounts payable and accrued expenses of $1,025,797 accounts payable and accrued expenses-related parties of $911,412 accrued interest of $741,710, current portion of lease liability of $130,243, convertible notes payable- net of discount of $175,000, notes payable of $9,312 and derivative liabilities of $22,454,404, as of March 31, 2021.

Financing Transactions

No financing transactions were entered into during the period.

Use of Proceeds

The proceeds from financing transactions that the Company may enter into will be used to fund our growth plan, including the development, operation and expansion of our Kaya Shack™ and Kaya Farms™ operations in Oregon, the development of our new Kaya Shack™ branded cannabis products, and the groundwork required to initiate our planned expansion through Kaya Brands International initiatives in Greece and Israel.

Plan of Operations

Management believes that further proceeds expected to be received from financing transactions that it is seeking to enter into, combined with existing and anticipated revenues, will alleviate the Company’s financial difficulties to a significant extent and will allow the Company to meet its anticipated working capital needs for a period of between twelve and eighteen months from the date of this report. However, there can be no assurance that further funding from the contemplated financings will be achieved, or if achieved that they will be successful to the level required to meet the Company’s cash needs, or that management’s belief will be correct and that the Company will not sooner require additional financing to meet its working capital needs prior to achieving profitability or positive cash flow. Moreover, we may not be successful in raising additional capital on commercially reasonable terms, if and when needed, in which case our business, financial condition, cash flows and results of operations may be materially and adversely affected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of March 31, 2022. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of March 31, 2022. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of March 31, 2022.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022. (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of March 31, 2022 , the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended March 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the interim the Company proceeded with the renewal process for their 2 OLCC Retailer Licenses. On April 5, 2022 the Company received notice that the first marijuana retailer license had been fully renewed and on May 3, 2022 the Company received notice that the second marijuana retailer license (the subject of the above referenced OLCC Matter) had been fully renewed.

B. Service Provider and Vendor Litigation and Settlements

·	On January 21, 2021 a suit was filed against Kaya Holdings, Inc. and MJAI Oregon 1, LLC dba Kaya Shack by Northwest Confection claiming non-payment of a Vendor Invoice in the amount of $28,363.52. A settlement was reached June 1, 2021 for the amount of $28,363.52 and requiring monthly installments of $2,000. The terms of the settlement are current and approximately $3,200 remains to be paid pursuant to the terms of the settlement.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Dated: May 18, 2022

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

