Form 10-Q
period 2022-06-30
Kaya Holdings, Inc.
filed 2022-08-22
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of August 22, 2022, the Issuer had 14,722,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

ASSETS
	(Unaudited)	(Audited)
	June 30, 2022	December 31, 2021
CURRENT ASSETS:
Cash and equivalents	$46,605	$565,979
Inventory	39,668	51,484
Prepaid expenses	13,967	13,967
Total current assets	100,240	631,430

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	210,326	255,770
Property and equipment, net of accumulated depreciation of $377,942 and $364,331 as of June 30, 2022 and December 31, 2021, respectively	561,122	574,733
Investment in subsidaries	23,067	25,021
Other Assets	92,760	82,159
Total non-current assets	887,275	937,683

Total assets	$987,515	$1,569,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$922,308	$918,148
Accounts payable and accrued expense-related parties	227,012	141,990
Accrued interest	1,449,064	1,152,783
Right-of-use liability - operating lease	80,172	79,875
Taxable Payable	836,970	782,107
Convertible notes payable, net of discount of $0 and $0	25,000	25,000
Notes payable	9,312	9,312
Derivative liabilities	1,890,741	4,980,563
Total current liabilities	5,440,579	8,089,778

NON-CURRENT LIABILITIES:
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $320,430 and $477,634	7,091,722	6,934,518
Accounts payable and accrued expense-related parties	500,000	500,000
Right-of-use liability - operating lease	141,794	202,722
Total non-current liabilities	7,983,516	7,887,240

Total liabilities	13,424,095	15,977,018

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;
0 and 100,000 issued and outstanding at June 30, 2022	—	—
and December 31, 2021, respectively
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized;
40 and 40 issued and outstanding at June 30, 2022	—	—
and December 31, 2021, respectively
Common stock , par value $.001; 500,000,000 shares authorized;
14,722,835 shares issued as of June 30, 2022 and 14,722,835 shares
outstanding as of December 31, 2021, respectively	14,723	14,723
Subscriptions payable	163,630	163,630
Additional paid in capital	21,746,395	21,735,185
Accumulated deficit	(32,465,658)	(34,495,346)
Accumulated other comprehensive income	(9,688)	(3,719)
Total stockholders' deficit attributable to parent company	(10,550,598)	(12,585,527)
Non-controlling interest	(1,885,982)	(1,822,378)
Total stockholders' deficit	(12,436,580)	(14,407,905)

Total liabilities and stockholders' deficit	$987,515	$1,569,113

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net sales	$195,186	$239,198	$383,850	$476,216

Cost of sales	58,698	86,729	122,598	162,543

Gross profit	136,488	152,469	261,252	313,673

Operating expenses:
Professional fees	182,633	158,191	383,389	365,905
Salaries and wages	102,873	87,638	202,151	174,621
(Gain) Loss on impairment of assets	—	(13,259)	—	(44,930)
General and administrative	120,501	204,198	274,175	399,848
Total operating expenses	406,007	436,768	859,715	895,444

Operating loss	(269,519)	(284,299)	(598,463)	(581,771)

Other income (expense):
Interest expense	(154,570)	(160,961)	(307,439)	(310,820)
Amortization of debt discount	(90,122)	(70,094)	(157,204)	(213,071)
Derivative liabilities expense	—	(186,017)	—	(566,080)
Change in derivative liabilities expense	3,638,827	9,798,331	3,089,822	5,262,894
Total other expense	3,394,135	9,381,259	2,625,179	4,172,923

Net income (loss) before income taxes	3,124,616	9,096,960	2,026,716	3,591,152

Provision for Income Taxes	(54,863)	—	(54,863)	—

Net income (loss)	3,069,753	9,096,960	1,971,853	3,591,152

Net Income (loss) attributed to non-controlling interest	(33,711)	(79,853)	(57,835)	(65,453)

Net income (loss) attributed to Kaya Holdings, Inc.	3,103,464	9,176,813	2,029,688	3,656,605

Basic net income (loss) per common share	$0.21	$0.61	$0.14	$0.24

Weighted average number of common shares outstanding - Basic	14,722,835	15,006,625	14,722,835	14,650,881

Diluted net income (loss) per common share	$0.04	$0.13	$0.03	$0.05

Weighted average number of common shares outstanding - Diluted	75,458,842	70,174,904	75,458,842	69,819,160

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income (loss)	$3,103,464	$9,176,813	$2,029,688	$3,656,605

Foreign currency adjustments	(7,582)	(1,619)	(11,738)	(1,619)

Comprehensive income (loss)	3,095,882	9,175,194	2,017,950	3,654,986

Net loss attributed to non-controlling interest	(37,371)	—	(63,603)	—

Comprehensive loss attributabl to Kaya Holdings	3,133,251	9,175,194	2,075,785	3,654,986

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES:
Net income (loss)	$2,029,688	$3,656,605
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(57,835)	(65,453)
Depreciation	13,611	60,241
Imputed interest	11,158	11,096
Loss (gain) on impairment of right-of-use asset	—	(45,035)
Derivative expense	—	566,080
Change in derivative liabilities	(3,089,822)	(5,262,894)
Amortization of debt discount	157,204	213,071
Changes in operating assets and liabilities:
Prepaid expense	—	168
Inventory	11,816	9,662
Right-of-use asset	45,444	21,775
Other assets	(10,485)	(34,392)
Accrued interest	296,281	299,724
Accounts payable and accrued expenses	4,160	105,559
Accounts payable and accrued expenses - Related Parties	85,074	134,606
Right-of-use liabilities	(60,631)	(21,355)
Tax liabilities	54,863	—
Net cash provided by(used in) operating activities	(509,474)	(350,543)

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	—	35,000
Proceeds from convertible debt	—	316,000
Non-controlling contribution		27,273

Net cash provided by financing activities	—	378,273

NET INCREASE (DECREASE) IN CASH	(509,474)	27,731

Effects of currency translation on cash and cash equivalents	(9,900)	(1,619)

CASH BEGINNING BALANCE	565,979	43,162

CASH ENDING BALANCE	$46,605	$69,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Reclassification of derivative liability to additional paid in capital	—	283,326
Derivative liability on convertible note payable	—	316,000
Value of common shares issued for conversion of principle and interest	—	196,015
Capitalization of interest pursuant to amended agreement	—	18,992
Shares issued for cash from stock payable	—	250

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the year ended June 30, 2022 (Unaudited) and the year ended December 31, 2021 (Audited)

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2020	100,000	$ 100	-	$ -	14,264,409	14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ -	$ (1,524,182)	$ (24,926,089)

Imputed interest	-	-	-	-	-	-	-	22,438	-	-	-	22,438

Common stock issued for Cash	-	-	-	-	158,332	158	(250)	35,092	-	-	-	35,000

Common stock issued for debt conversion and interest	-	-	-	-	1,306,765	1,307	-	194,708	-	-	-	196,015

Share Cancellation	-	-	-	-	(1,006,671)	(1,007)	-	1,007	-	-	-	-

Exchanges of preferred shares - sereies C to series D	(100,000)	(100)	40	-	-	-	-	100	-	-	-	-

Settlment of related party acccrued compensation	-	-	-	-	-	-	-	559,058	-	-	-	559,058

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	-	-	283,326	-	-	-	283,326

Business combination of foreign entities	-	-	-	-	-	-	-	-	-	-	35,805	35,805

Translation Adjustment	-	-	-	-	-	-	-	-	-	(3,719)	(2,992)	(6,711)

Net loss	-	-	-	-	-	-	-	-	9,724,262	-	(331,009)	9,393,253

Balance, December 31, 2021 (Audited)	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Balance, December 31, 2021	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Imputed interest	-	-	-	-	-	-	-	11,158	-	-	-	11,158

Settlement of related party accrued compensation	-	-	-	-	-	-	-	52	-	-	-	52

Translation Adjustment	-	-	-	-	-	-	-	-	-	(5,969)	(5,769)	(11,738)

Net Income	-	-	-	-	-	-	-	-	2,029,688	-	(57,835)	1,971,853

Balance, June 30, 2022 (Unaudited)	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,746,395	$ (32,465,658)	$ (9,688)	$ (1,885,982)	$ (12,436,580)

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

On July 6, 2022, KAYS filed an 8-K and announced that it is leveraging its cannabis operational experience in Oregon and is in the process of seeking the requisite licenses from the Oregon Department of Health to operate State Legal Psilocybin Manufacturing and Facilitation Service Centers in Oregon. In November 2020 Oregon became the first state in the United States to legalize and license the supervised use of psychedelic therapeutics for treatment of a range of physical and mental health issues. The Oregon Health Authority (“OHA”) is expected to begin issuing licenses in January 2023. The OHA also launched Oregon’s medical cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates, and sets the stage for KAYS First Mover Advantage in the emerging US Psychedelic Therapeutics Industry.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net income of $ 2,029,688 for the six months ended June 30, 2022 and net income of $3,656,605 for the six months ended June 30, 2021. The decrease in net income is due to the changes in derivative liabilities, the decrease in amortization of debt discount and derivative liabilities expense, as wells as the company continues to have operating losses. At June 30, 2022 the Company has a working capital deficiency of $5,272,239 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2022 is $39,668 and $51,484 as of December 31, 2021. Inventory allowance and impairment were $0 and $0 as of June 30, 2022 and December 31, 2021, respectively.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$46,605	$—	$—
Total assets	46,605	—	—
Liabilities
Convertible debentures, net of discounts of $320,430	—	—	7,116,722
Short term debt, net of discounts of $-0-	—	—	—
Derivative liability	—	—	1,890,741
Total liabilities	—	—	9,007,463
Net of Assets and liabilities	$46,605	$—	$(9,007,463)
13

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$565,979	$—	$—
Total assets	565,979	—	—
Liabilities
Convertible debentures, net of discounts of $477,634	—	—	6,959,518
Short term debt, net of discounts of $-0-	—	—	—
Derivative liability	—	—	4,980,563
Total liabilities	—	—	11,940,081
Net of Assets and liabilities	$565,979	$—	$(11,940,081)

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

16

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

17

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2021	December 31, 2021
	(Unudited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	30,713	30,713
Furniture & Fixtures	42,965	42,965
HVAC	44,430	44,430
Land	533,778	533,778
Leasehold Improvements	147,636	147,636
Machinery and Equipment	69,312	69,312
Sign	12,758	12,758
Structural	—	—
Vehicle	51,872	51,872
Total	939,064	939,064
Less: Accumulated Depreciation	(377,942)	(364,331)
Property, Plant and Equipment - net	$561,122	$574,733

Depreciation expense totaled of $13,611 and $60,242 for the six months ended June 30, 2022 and 2021, respectively. Due to the closure of 2 stores, the Company removed net right of use assets of $173,658 and recorded a loss on disposal of assets of $173,658, during the years ended December 31, 2020.

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

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Other Receivable	$10,485	$—
Rent Deposits	11,016	11,016
Security Deposits	71,259	71,143
Non-Current Assets	$92,760	$82,159

Due to the closure of 2 stores, the Company recorded a loss on deposits expensed against rent of $11,016, during year ended December 31, 2021.

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.51% to 2.92%, volatility ranging from 151.36% to 151.36%, trading prices ranging from $0.06 per share to $0.06 per share and a conversion price ranging from $0.15 per share. The total derivative liabilities associated with these notes were $1,890,741 at June 30, 2022 and $4,980,563 at December 31, 2021.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			6/30/2022	12/31/2021

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	82,391
C	Convertible		X	8.0%	1-Jan-24	41,195	41,195
D	Convertible		X	8.0%	1-Jan-24	262,156	262,156
O	Convertible		X	8.0%	1-Jan-24	136,902	136,902
P	Convertible		X	8.0%	1-Jan-24	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-24	65,274	65,274
S	Convertible		X	8.0%	1-Jan-24	63,205	63,205
T	Convertible		X	8.0%	1-Jan-24	313,634	313,634
CC	Convertible		X	10.0%	1-Jan-24	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-24	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-24	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-24	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-24	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-24	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-24	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-24	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-24	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-24	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-24	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-24	121,727	121,727
XX	Convertible		X	8.0%	1-Jan-24	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-24	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-24	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-24	87,066	87,066
DDD	Convertible		X	8.0%	1-Jan-24	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-24	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-24	79,422	79,422
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-24	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-24	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,979
SSS	Convertible		X	8.0%	1-Jan-24	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-24	80,000	80,000
VVV	Convertible		X	8.0%	1-Jan-24	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-24	60,000	60,000
XXX	Convertible		X	8.0%	1-Jan-24	100,000	100,000
YYY	Convertible		X	8.0%	1-Jan-24	50,000	50,000
ZZZ	Convertible		X	8.0%	1-Jan-24	40,000	40,000
AAAA	Convertible		X	8.0%	1-Jan-24	66,000	66,000

Total Convertible Debt						7,437,152	7,437,152
Less: Discount						(320,430)	(477,634)
Convertible Debt, Net of Discounts						$ 7,116,722	$ 6,959,518
Convertible Debt, Net of Discounts, Current						$ 25,000	$ 25,000
Convertible Debt, Net of Discounts, Long-term						$ 7,091,722	$ 6,934,518

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR THREE MONTHS ENDED JUNE 30, 2022

During the six months ended June 30, 2022, there was no new or converted activity to convertible notes payable.

NOTE 7 – NON-CONVERTIBLE DEBT

	June 30, 2022	December 31, 2021
Note 5	9,312	9,312
Total Non-Convertible Debt	9,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of June 30, 2022 with an outstanding balance of $9,312.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $11,158 and $22,500 for the six month period ended June 30, 2022 and year ended December 31, 2021, respectively. As of June 30, 2022, the balance of the debt was $250,000. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period.

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

On December 27, 2021the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for the 50,000 Series C Preferred Shares of Kaya Holdings that they each held, 100,000 total shares.

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b)defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ;and (c) exchange their 50,000 Series C Shares ( at total of100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain of $559,058

The Company has 500,000,000 shares of common stock authorized with a par value of $0.001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights. As of June 30, 2022, there were 14,722,835 shares of common stock outstanding.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 2.51% to 2.92%, volatility ranging from 151.36% to 151.36%, trading prices ranging from $0.06 per share to $0.06 per share and a conversion price ranging from $0.15 per share. The total derivative liabilities associated with these notes were $1,890,741 at June 30, 2022 and $4,980,563 at December 31, 2021

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2021	$4,980,563
Initial	—
Change in Derivative Values	(3,089,822)
Conversion of debt-reclass to APIC	—
Balance as of June 30, 2022	$1,890,741

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $0 and $882,080 for the new notes issued for six months ended June 3, 2022 and 2021, respectively.

The Company recorded derivative liability expense of $0 and $566,080 for the six months ended June 30, 2022 and 2021, respectively.

The Company recorded a change in the value of embedded derivative liabilities expense of $(3,089,822) and $5,262,894 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $320,430 and $597,859 as of June 30, 2022 and 2021, respectively.

The Company recorded the amortization of debt discount of $157,204 and $213,071 for the six months ended June 30, 2022 and 2021, respectively.

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

In August, 2018 KAYS entered into an agreement with Bruce Burwick, (who subsequently joined the Board of Directors and became an affiliate of the Company) to purchase the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the OLCC for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The purchase includes a 12,000 square foot building housing an indoor grow facility, as well as equipment for growing and extraction activity. KAYS paid Bruce Burwick $1,300,000 for the real property and schedule of equipment that was and is used to operate the facility.

Bruce Burwick acquired the property for satisfaction of a promissory note due him for $1,433,000. The purchase price of $1.3 million for the OLCC licensed marijuana production and processing facility, consisting of the building and equipment was paid for by the issuance of 12 million shares of KAYS restricted stock to the seller at closing. The shares carry a lock-up-restriction that allows for their staged eligibility for resale over a 61-month period from the date of the purchase of the facility by KAYS. Additionally, the seller purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company. The proceeds from the sale of those shares were and are being used for acquisition related expenses, transitional operating costs and facility capital improvements with respect to the production and processing facility we purchased.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of June 30, 2022, the accrued compensation was approximately $568,100. As of June 30, 2022, the Company also had $158,912 of accounts payable due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

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

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2021	754,369	0.4744455	1.09
Granted	-	-	-
Exercised	-	-	-
Expired	(16,667)	-	-
Balance as of June 30, 2022	737,703	0.4744455	0.48

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several operating leases for an office in Fort Lauderdale, Florida and four retail store locations in Oregon under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021 at a rate of $1,802 per month. On June 1, 2021 the lease was extended for another year and on June 1 in 2022 the lease was extended for an additional year. The current monthly payment inclusive of sales tax and operating expenses is $2,079 wit right of use liabilities of $0. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective  May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $2,950 with right of use liabilities of $61,032 as of June 30, 2022

Effective May 22, 2015, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. In May 2020, the lease had been extended to May 31, 2025. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was extended for an additional 5 years. The current monthly payment is $5,140 with right of us liabilities of $160,935.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $0 with right of us liabilities of $0. This lease is subject of termination agreement being negotiated with landlord.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $0 with right of us liabilities of $0. This lease is subject of termination agreement being negotiated with landlord.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $210,326 and operating lease liabilities of $141,794 as of June 30, 2022. Operating lease expense for the six months ended June 30, 2022 and 2021 were $47,475 and $106,544, respectively. Due to the closure of 2 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company have recorded $0 in impairment charges related to right-of-use assets during the three months ended June 30, 2022.

Maturity of Lease Liabilities at June30, 2022	Amount
2022	48,539
2023	99,203
2024	76,617
Later years	27,041
Total lease payments	251,399
Less: Imputed interest	(29,433)
Present value of lease liabilities	$221,967

Note 15- SUBSEQUENT EVENTS

On August 8, 2022 the Company entered into an agreement (the Agreement) with CVC International, Inc. (“CVC”), an Institutional Investor which holds Convertible Promissory Notes of the Company, one of which had been also been secured by a $500,000 mortgage on the property the Company owns located at 34225 Kowitz Road, Lebanon, Oregon (the” Property”).

CVC has agreed to release its mortgage lien of $500,000.00 which currently secures the above-referenced Convertible Promissory Note held by CVC so that the Company may sell the Property and utilize the proceeds for the benefit of the Company without having to pay CVC the $500,000, but the Note that is owed will still remain outstanding.

Per the terms of the Agreement the Company will utilize the funds for the following purposes:

development of the Psilocybin business plan,

enhancement and upgrading of KAYS’ Oregon Cannabis Retail and Production Footprint,

potential filing of cannabis licensing applications elsewhere in the United States, as appropriate,

further development of the Company’s international projects,

general corporate and public company expenses including but not limited to the payment of professional fees to its consultants, accounting and legal service providers as well as to engage in a market awareness campaign.

In consideration of the release of lien on the Property the Company agrees to reduce the Conversion Prices of the outstanding notes to be consistent with the Note entered into on August 8, 2022 as described below, and also to give CVC an option to invest in the to-be-formed Psilocybin Subsidiary at a preferential rate to what it expects to offer to new investors.

As the representatives of CVC are currently traveling internationally, the Agreement is in process of being memorialized but in the interim CVC has advanced $150K to the Company pursuant to a new Convertible Promissory Note issued August 8, 2022 priced at $0.08 per share with market adjustment features. The Note is Due the earlier of March 31, 2023 or when the Property is sold and is secured by a Mortgage on the Property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc is a holding company with more than eight years of operational experience as a vertically integrated legal cannabis enterprise. KAYS is the first U.S. publicly traded company to operate a legal marijuana dispensary, as well as the first to vertically integrate by adding cultivation and manufacturing. The Company produces, distributes, and/or sells a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands.

Additionally, as noted in an 8-K filing dated July 6, 2022, KAYS is leveraging its cannabis operational experience in Oregon and is in the process of seeking the requisite licenses from the Oregon Department of Health to operate State Legal Psilocybin Manufacturing and Facilitation Service Centers in Oregon. In November 2020 Oregon became the first state in the United States to legalize and license the supervised use of psychedelic therapeutics for treatment of a range of physical and mental health issues. The Oregon Health Authority (“OHA”) is expected to begin issuing licenses in January 2023. The OHA also launched Oregon’s medical cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates, and sets the stage for KAYS First Mover Advantage in the emerging US Psychedelic Therapeutics Industry.

Cannabis Operations

The Company’s cannabis business strategy seeks to achieve four fundamental objectives:

·	maintaining direct access to customers (to own the relationship with end-users);

·	effecting vertical integration to control the supply chain (to control cost, selection and quality);

·	introducing strong brands in tradition and innovative categories (to control asset development); and

·	creating the capacity to expand nationally and internationally as regulations and opportunities permit.

Kaya Holdings currently operates three majority-owned cannabis subsidiaries, each responding to various demands and opportunities in the cannabis industry, to aid in the execution of these objectives:

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

The Company’s US cannabis operations are currently focused in Oregon, where all of the Company’s operations are licensed by the Oregon Liquor Control Commission (the “OLCC’), which has jurisdiction over legal medical and recreational cannabis grow, production and retail operations. The Company has two active OLCC Marijuana Retailer Licenses, each of which allow for one brick-and-mortar physical dispensary location as well as unlimited delivery operations tied to the geographic location of the fixed based licensed operations. KAYS currently operates two Kaya Shack™ retail outlets (one in South Salem and one in Portland).

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has operated and maintained over the past seven years in Oregon. Additionally, the Company currently maintains a genetic library of seeds for over 200 top strains of cannabis that it has assembled from its own grow operations, contract growers, vendors for its retail stores and other commercial sources which it intends to utilize to launch international grow operations in Israel, Greece and elsewhere.

The Company owns a 26-acre farm in Lebanon, Linn County, Oregon, on which it had previously obtained approvals to construct an OLCC Licensed Cannabis grow. Due to a substantial increase in the value of the farm based on the large amount of acres that it encompasses that are not relative to cannabis production, the Company has listed the property for sale. If the property is sold the Company intends to allocate a significant portion of the proceeds to enhance its Oregon Cannabis Production, Processing and Retail Footprint, develop its planned Oregon Psilocybin Business Plan and further develop its international projects.

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

Kaya Brands International and International Plans for Expansion

Kaya is placing current expansion emphasis on international opportunities and brand extensions. While the US Cannabis markets initially received a strong tail wind from the 2021 change in administration and the fact that US Cannabis Banking and Taxation Laws and Regulations are forecast to become more industry friendly, KAYS believes that it will still be some years until such time that the Federal Laws allow for Interstate Cannabis Commerce and true economies of scale to develop within the emerging U.S. Cannabis Markets. Thus, KAYS has developed an exciting international growth program with the potential for strategic position and growth, all the while remaining prepared for the eventuality of a more inviting U.S. market.

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

Kaya Farms Greece

On January 11, 2021, KAYS/KBI, through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG") and Greekkannabis (“GKC", an Athens based Cannabis Company) executed an agreement for KBI to acquire 50% of GKC. The first 25% was acquired in January, 2021 and the remaining 25% was acquired in July, 2021.

GKC’s projects include two medical cannabis cultivation and processing projects in Greece- one in Epidaurus, Greece and the other in Thebes, Greece.

The Epidaurus Project consists of 2 connected industrial buildings (already constructed, approximately 50,000 square feet in total under-air space) situated on 2.8 acres of land, with its own independent industrial electrical power center and ample water supply to service the needs of the facility. The Epidaurus Project will include 25,000 square feet of indoor cannabis cultivation, a 15,000 square foot EU-GMP extraction and processing facility, and a 10,000 square foot EU-GMP packing area. There is ample room for expansion with room to construct an additional 15,000 square feet on site. The joint venture has been awarded its development license to from the Greek authorities and is awaiting project financing to complete the acquisition of the Epidaurus property and complete the installation of EU Certified equipment to gain final licensing of the facility.

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

Psilocybin Therapeutics Business Plan

In November 2020 Oregon became the first state in the United States to legalize and license the supervised use of psychedelic therapeutics for treatment of a range of physical and mental health issues. The Oregon Health Authority (“OHA”) is expected to begin issuing licenses in January 2023, allowing each entity to own and operate one (1) Psilocybin manufacturing and processing facility for the production of Psilocybin Mushrooms and derived therapeutics (“Psilocybins”), and up to five (5) Psilocybin Facilitation Centers where clients would go to ingest Psilocybins and experience effects under the supervision of state licensed Facilitators.

First Mover Advantage.

The OHA also launched Oregon’s medical cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates. The psilocybin opportunity is a logical extension for Kaya Holdings. The purpose, customer, regulations, and operations, as well as our familiarity with Oregon regulators, are synergistic with our current mission, and can be leveraged within our current operational infrastructure. We anticipate being able to respond to market demand rapidly, upon licensing.

The Licenses to be issued in Oregon will be the first ever State Legal Licensing of Psilocybin manufacturing and treatment centers, and KAYS is positioned to be a first mover due to its operating history in Oregon. The Company has begun the process of enrolling staff that qualify for the licensing into the training programs that have been approved for state certification, and is in process of identifying a site for Psilocybin Manufacturing and Processing and up to five (5) sites to open and operate Psilocybin Facilitation Centers, subject to financing and final regulatory approval.

The Science

Psilocybin, a naturally occurring compound found in “magic mushrooms”, is one of an emerging class of psychedelic medicines that contain potent psychoactive chemicals that can serve to affect human perception, emotions, and other cognitive functions. Psychedelic medicines have been found to have ground-breaking potential in treating a range of physical and mental disorders including anxiety and panic disorder, resistant depression, opiate addiction, adult attention deficit hyperactivity disorder (“ADHD”), opioid addiction, post-traumatic stress disorder (“PTSD”), and acute and chronic pain.

A 2020 study in the Journal of the American Medical Association Psychiatry found that 71% of the patients with severe, previously treatment-resistant depression, showed “clinically significant improvement” that lasted at least four weeks and with “low potential” for addiction. Speaking on the study one of the study’s co-authors, Alan Davis, a neuroscience researcher at Ohio State University and adjunct professor at the Johns Hopkins Center for Psychedelic and Consciousness Research stated, “I would say at this stage the research is showing that in safe settings, this provides relief from debilitating mental health problems for some people.”

The Numbers

Insight Ace Analytic, an industry research firm, reports that the global psychedelic therapeutics market was valued at US$ 3.61 billion in 2021, and estimates the market will reach US$ 8.31 billion by 2028, with a CAGR of 13.2% during the forecast period of 2022-2028. Other market estimates include the research firm Research & Markets’ estimate that the psychedelic drugs market will reach US$ 10.75 billion by 2027.

As recently reported in the Wall Street Journal, Venture Capitalist Brom Rector of Empath Ventures sees Psychedelics as … “a traditional biotech play, with a high probability of failure but a potential upside of 10, 20, maybe 50 times.” Additionally, he sees many of the infrastructure companies for the industry as having a lot higher probability of becoming cash flow positive.

While Oregon is currently the only State that has legalized Psilocybin for medical use with a regulatory framework in place to issue licenses for their manufacture and sale, Denver Colorado, Santa Cruz and Oakland, California, Ann Arbor, Michigan, Washington D.C., and Seattle, Washington have all decriminalized small quantities. Other activity in the U.S. include:

  The Connecticut legislature has begun the process toward legalizing Psilocybin centers for the treatment of veterans. Many veterans’ groups are advocating making psychedelic treatments available for veterans, particularly those with PTSD.
  Texas, Utah, Maryland, and Washington State have set up task forces to study the medical use of psilocybin and have funded research to explore the effects of psilocybin on certain mental health conditions.
  Colorado and California have ballots initiatives pending that would legalize psilocybin.
  The New Jersey senate is considering a bill that would legalize psilocybin to treat certain disorders.

Internationally:

  The Canadian government has been sued by an advocate group to force the legalization of psilocybin and other psychedelics.
  Possession of psilocybin is legal in Austria, British Virgin Islands, Spain, and Portugal.
  Psilocybin is legal to possess, sell, transport, and cultivate in Bahamas, Jamaica, Brazil, Nepal, Netherlands (only as a truffle), and Samoa.

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

Currently Operational Brands (2014-2022)

Next Stage Traditional (2022-2023)

Next Stage Innovative (2022-2023)

Note: The “Next Stage Traditional” and “Next Stage Innovative” brands are all targeted for release in late 2022 and early 2023.

37

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

Kaya Farms™

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has operated and maintained over the past eight years in Oregon. Additionally, KAYS has produced a full line of cannabis concentrates and extracts which it has initially produced through third party manufacturers and marketed at the Kaya Shack Stores, along with the very popular Kaya Buddies line of strain specific cannabis cigarettes.

The Company currently maintains a genetic library of seeds for over 200 top strains of cannabis that it has assembled from its own grow operations, contract growers, vendors for its retail stores and other commercial sources which it intends to utilize to launch international grow operations in Israel, Greece and elsewhere.

As noted elsewhere in this filing, the Company owns a 26-acre farm in Lebanon, Linn County, Oregon, on which it had previously obtained approvals to construct an OLCC Licensed Cannabis grow. Due to a substantial increase in the value of the farm based on the large amount of acres that it encompasses that are not relative to cannabis production, the Company has listed the property for sale. If the property is sold the Company intends to allocate a significant portion of the proceeds to enhance its Oregon Cannabis Production, Processing and Retail Footprint, develop its planned Oregon Psilocybin Business Plan and further develop its international projects.

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016 the Company introduced a signature line of strain-specific connoisseur-grade, pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. Kaya Buddies™ cannabis cigarettes have been very well received by medical patients and recreational users, with the Company selling over 100,000 Kaya Buddies™ since launching the brand in January 2016. The brand, marketed under the tagline “Buds with Benefits”, features over 50 different strains of connoisseur-grade, high quality cannabis and proprietary specialty blends. Many cannabis retailers produce prerolls, but none that we know of offer strain specific pre-rolls made from the buds of the flower.

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

The Epidaurus Project consists of 2 connected industrial buildings (already constructed, approximately 50,000 square feet in total under-air space) situated on 2.8 acres of land, with its own independent industrial electrical power center and ample water supply to service the needs of the facility. The Epidaurus Project will include 25,000 square feet of indoor cannabis cultivation, a 15,000 square foot EU-GMP extraction and processing facility, and a 10,000 square foot EU-GMP packing area. There is ample room for expansion with room to construct an additional 15,000 square feet on site. The joint venture has been awarded its development license to from the Greek authorities and is awaiting project financing to complete the acquisition of the Epidaurus property and complete the installation of EU Certified equipment to gain final licensing of the facility.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenues

We had revenues of $195,186, for the three months ended June 30, 2022, as compared to revenues of $239,198 for the three months ended June 30, 2021.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2022 was $58,698, compared to cost of goods sold of $86,729 for the three months ended June 30, 2021.

Salaries and Wages

Salaries and Wages increased to $102,873 for the three months ended June 30, 2022 as compared to $87,638 for the three months ended June 30, 2021. The increase in salaries and wages was due to normal increase in labor cost.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $120,501 for the three months ended June 30, 2022 as compared to $204,198 for the three months ended June 30, 2021.

Professional Fees

Professional fees were $182,633 for the three months ended June 30, 2022, as compared to $158,191 for the three months ended June 30, 2021.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $0 for the three months ended June 30, 2022, as compared to $ 13,259 for the three months ended June 30, 2021.

Interest Expense

Interest expense and debt amortization expense increased slightly to $154,570 for the three months ended June 30, 2022 from $160,961 for the three months ended June 30, 2021.

Amortization of Debt Discount

Amortization of debt discount was $90,122 for the three months ended June 30, 2022, as compared to $70,094 for the three months ended June 30, 2021.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $0 for the three months ended June 30, 2022 from $186,017 for the three months ended June 30, 2021.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was an expense of $3,638,827 for the three months ended June 30, 2022 compared to an expense of $0 or the three months ended June 30, 2021. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income was $3,394,135 for the three months ended June 30, 2022 as compared to a loss of $9,381,259 for the three months ended June 30, 2021. The increased loss was due largely to a change in derivative liability expenses resulting from a change in stock price as well as the volatility factors used in the derivative calculations.

Net Income (Loss)

We incurred net income of $3,069,753 for the three months ended June 30, 2022, as compared to net income of $9,096,960 for the three months ended June 30, 2021. The majority of our income during the three-month period ending June 30, 2022 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the three months ended June 30, 2022 and 2021 was a loss of $33,711 and a loss of $79,853, respectively.

Six months ended June 30, 2022 compared to six months ended June 30, June 30, 2021

Revenues

We had revenues of $383,850 for the six months ended June 30, 2022 as compared to revenues of $476,216 for the six months ended June 30, 2021. The slight decrease in revenue is due to the normal fluctuation in the market and we are evaluating the effect of the COVID 19 pandemic.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2022 was $122,598 compared to cost of goods sold of $162,543 for the six months ended June 30, 2021. The decrease in cost of goods sold was due to normal fluctuation in the wholesale cannabis market and revised pricing policies.

Salaries and Wages

Salaries and Wages decreased to $202,151 for the six months ended June 30, 2022 as compared to $174,621 for the six months ended June 30, 2021. The increase in salaries and wages was due to an increase in staffing.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $274,175 for the six months ended June 30, 2022 as compared to $399,848 for the six months ended June 30, 2021. The decrease was primarily due increase in marketing and office expenses.

Professional Fees

Professional fees were $383,389 for the six months ended June 30, 2022 as compared to $365,905 for the six months ended June 30, 2021. The increase in professional fees was primarily related to increases in expenses for accounting, auditing and consulting.

Interest Expense

Interest expense and debt amortization expense decreased to $307,439 for the six months ended June 30, 2022 from $310,820 for the six months ended June 30, 2021.   The decrease was related to a decrease in debt incurred over the past 12 months for our operations.

Amortization of Debt Discount

Amortization of debt discount was $157,204 for the six months ended June 30, 2022, as compared to $213,071 for the six months ended June 30, 2021.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $0 for the six months ended June 30, 2022 from $566,080 for the six months ended June 30, 2021. The decrease was due to change in stock price as well as the volatility factors used in the derivative calculations.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $3,089,822 for the six months ended June 30, 2022 compared to a loss of $5,262,894 for the six months ended June 30, 2021. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We had net income of $ 1,971,853 for the six months ended June 30, 2022 as compared to a net loss of $3,591,152 for the six months ended June 30, 2021.

The majority of our net income during the six months ended June 30, 2022 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the six months ended June 30, 2022 and June 30, 2021 was a loss of $57,835 and $65,453 respectively.

Liquidity and Capital Resources

During the second quarter of 2022 our cash position decreased by $22,669 to $46,605 and our negative working capital deficit was $5,272,239.

As of June 30, 2022, our working capital consisted of cash of $46,605, inventories of $39,668 and prepaid expenses of $13,967 as compared to cash of $565,979, inventories of $51,484 and prepaid expenses of $13,967, as of June 30, 2021.

Our current liabilities include accounts payable and accrued expenses of $922,308, accounts payable and accrued expenses-related parties of $158,912,_accrued interest of $1,449,064, current portion of lease liability of $80,172, potential tax liability of $836,970, convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $7,091722, as compared to accounts payable and accrued expenses of $918,148 accounts payable and accrued expenses-related parties of $141,990 accrued interest of $1,152,783, current portion of lease liability of $202,722, convertible notes payable- net of discount of $6,934,518, notes payable of $9,312 and derivative liabilities of $4,980,563, as of June 30, 2021.

Financing Transactions

No financing transactions were entered into during the period.

Use of Proceeds

The proceeds from financing transactions that the Company may enter into will be used to fund our growth plan, including the development, operation and expansion of our Kaya Shack™ and Kaya Farms™ operations in Oregon, the development of our new Kaya Shack™ branded cannabis products, the development of our planned Oregon Psilocybin Business Plan and the groundwork required to initiate our planned expansion through Kaya Brands International initiatives in Greece and Israel.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of June 30, 2022. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of June 30, 2022. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of June 30, 2022.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2022. (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of June 30, 2022 , the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended June 30, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No new Items

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

Dated: August 22, 2022

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

