Form 10-Q
period 2022-09-30
Kaya Holdings, Inc.
filed 2022-11-21
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of November 21, 2022, the Issuer had 14,722,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

ASSETS
	(Unaudited)	(Audited)
	September 30, 2022	December 31, 2021
CURRENT ASSETS:
Cash and equivalents	$40,408	$565,979
Inventory	28,714	51,484
Prepaid expenses	13,967	13,967
Total current assets	83,089	631,430
NON-CURRENT ASSETS:
Right-of-use asset - operating lease	207,680	255,770
Property and equipment, net of accumulated depreciation of $368,230 and $364,331	556,897	574,733
as of September 30, 2022 and December 31, 2021, respectively
Investment in subsidaries	22,150	25,021
Other Assets	91,706	82,159
Total non-current assets	878,433	937,683
Total assets	$961,522	$1,569,113
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expense	$971,420	$918,148
Accounts payable and accrued expense-related parties	263,933	141,990
Accrued interest	1,602,273	1,152,783
Right-of-use liability - operating lease	82,908	79,875
Taxable Payable	859,505	782,107
Convertible notes payable, net of discount of $81,660 and $0	93,340	25,000
Notes payable	9,312	9,312
Derivative liabilities	8,995,335	4,980,563
Total current liabilities	12,878,026	8,089,778
NON-CURRENT LIABILITIES:
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $342,290 and $477,634	7,069,862	6,934,518
Accounts payable and accrued expense-related parties	500,000	500,000
Notes Payable	—	—
Derivative liabilities	—	—
Right-of-use liabiliy - operating lease	135,881	202,722
Total non-current liabilities	7,955,743	7,887,240
Total liabilities	20,833,769	15,977,018
STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized;0 and 100,000 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 14,722,835 shares issued as of September 30, 2022 and 14,722,835 shares outstanding as of December 31, 2021, respectively	14,723	14,723
Subscriptions payable	163,630	163,630
Additional paid in capital	21,752,066	21,735,185
Accumulated deficit	(39,880,555)	(34,495,346)
Accumulated other comprehensive income	(12,900)	(3,719)
Total stockholders' deficit attributable to parent company	(17,963,036)	(12,585,527)
Non-controlling interest	(1,909,211)	(1,822,378)
Total stockholders' deficit	(19,872,247)	(14,407,905)
Total liabilities and stockholders' deficit	$961,522	$1,569,113

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net sales	$172,968	$214,051	$556,818	$690,267

Cost of sales	59,771	62,245	182,369	224,788

Gross profit	113,197	151,806	374,449	465,479

Operating expenses:
Professional fees	182,140	316,979	565,529	682,884
Salaries and wages	94,176	96,436	296,327	271,057
(Gain) Loss on impairment of assets	—	(13,696)	—	(58,626)
General and administrative	106,745	225,245	380,920	625,093
Total operating expenses	383,061	624,964	1,242,776	1,520,408

Operating loss	(269,864)	(473,158)	(868,327)	(1,054,929)

Other income (expense):
Interest expense	(158,880)	(153,746)	(466,319)	(464,566)
Amortization of debt discount	(6,613)	(60,113)	(163,817)	(273,184)
Derivative liabilities expense	—	—	—	(566,080)
Gain (loss) on Settlement	—	45,458	—	45,458
Gain (loss) on disposal	17,177	13,214	17,177	13,214
Change in derivative liabilities expense	(6,994,461)	4,562,135	(3,904,639)	9,825,029
Total other expense	(7,142,777)	4,406,948	(4,517,598)	8,579,871

Net income (loss) before income taxes	(7,412,641)	3,933,790	(5,385,925)	7,524,942

Provision for Income Taxes	(22,535)	—	(77,398)	—

Net income (loss)	(7,435,176)	3,933,790	(5,463,323)	7,524,942

Net Income (loss) attributed to non-controlling interest	(20,279)	(18,003)	(78,114)	(83,456)

Net income (loss) attributed to Kaya Holdings, Inc.	(7,414,897)	3,951,793	(5,385,209)	7,608,398

Basic net income (loss) per common share	$(0.50)	$0.26	$(0.37)	$0.52

Weighted average number of common shares outstanding - Basic	14,722,835	15,007,329	14,722,835	14,771,003

Diluted net income (loss) per common share	$0.00	$—	$(0.37)	$0.11

Weighted average number of common shares outstanding - Diluted	14,722,835	71,263,410	14,722,835	71,027,084

The accompanying notes are an integral part of these consolidated financial statements.

  Kaya Holdings, Inc. and Subsidiaries

  Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net income (loss)	$(7,414,897)	$3,951,793	$(5,385,209)	$7,608,398

Other comprehensive income (expense)
Foreign currency adjustments	(6,162)	(1,347)	(17,900)	(2,966)

Comprehensive income (loss)	(7,421,059)	3,950,446	(5,403,109)	7,605,432

Other comprehensive income (expense)
Net loss attirbuted to non-controlling interest	(20,279)	(18,003)	(78,114)	(83,456)

Comprehensive loss attributatable to Kaya Holdings	(7,400,780)	3,968,449	(5,324,995)	7,688,888

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the year ended September 30, 2022 (Unaudited) and the year ended December 31, 2021 (Audited)

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2020	100,000	$ 100	-	$ -	14,264,409	14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ -	$ (1,524,182)	$ (24,926,089)

Imputed interest	-	-	-	-	-	-	-	22,438	-	-	-	22,438

Common stock issued for Cash	-	-	-	-	158,332	158	(250)	35,092	-	-	-	35,000

Common stock issued for debt conversion and interest	-	-	-	-	1,306,765	1,307	-	194,708	-	-	-	196,015

Share Cancellation	-	-	-	-	(1,006,671)	(1,007)	-	1,007	-	-	-	-

Exchanges of preferred shares - sereies C to series D	(100,000)	(100)	40	-	-	-	-	100	-	-	-	-

Settlment of related party acccrued compensation	-	-	-	-	-	-	-	559,058	-	-	-	559,058

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	-	-	283,326	-	-	-	283,326

Business combination of foreign entities	-	-	-	-	-	-	-	-	-	-	35,805	35,805

Translation Adjustment	-	-	-	-	-	-	-	-	-	(3,719)	(2,992)	(6,711)

Net loss	-	-	-	-	-	-	-	-	9,724,262	-	(331,009)	9,393,253

Balance, December 31, 2021 (Audited)	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Balance, December 31, 2021	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Imputed interest	-	-	-	-	-	-	-	16,829	-	-	-	16,829

Settlement of related party accrued compensation	-	-	-	-	-	-	-	52	-	-	-	52

Translation Adjustment	-	-	-	-	-	-	-	-	-	(9,181)	(8,719)	(17,900)

Net Income	-	-	-	-	-	-	-	-	(5,385,209)	-	(78,114)	(5,463,323)

Balance, September 30, 2022 (Unaudited)	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,752,066	$ (39,880,555)	$ (12,900)	$ (1,909,211)	$ (19,872,247)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES:
Net income (loss)	$(5,385,209)	$7,608,398
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(78,114)	(83,456)
Depreciation	17,836	90,221
Imputed interest	16,829	16,767
Loss (gain) on disposal of fixed assets	(17,177)	(13,214)
Loss (gain) on impairment of right-of-use asset	—	(58,626)
Derivative expense	—	566,080
Change in derivative liabilities	3,904,639	(9,825,029)
Gain on settlement	—	(45,458)
Amortization of debt discount	163,817	273,184
Changes in operating assets and liabilities:
Prepaid expense	—	(263)
Inventory	22,770	11,778
Right-of-use asset	71,828	44,122
Other assets	(14,679)	(35,142)
Accrued interest	449,490	447,799
Accounts payable and accrued expenses	53,272	175,526
Accounts payable and accrued expenses - Related Parties	121,995	345,082
Right-of-use liabilities	(87,546)	(44,432)
Tax liabilities	77,398	—
Net cash provided by(used in) operating activities	(682,851)	(526,663)
INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	17,177	14,460
Net cash provided by investing activities	17,177	14,460
FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	—	35,000
Proceeds from convertible debt	150,000	466,000
Non-controlling contribution	—	27,273
Net cash provided by financing activities	150,000	528,273
NET INCREASE (DECREASE) IN CASH	(515,674)	16,070
Effects of currency translation on cash and cash equivalents	(9,897)	(2,966)
CASH BEGINNING BALANCE	565,979	43,162
CASH ENDING BALANCE	$40,408	$56,266
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—
NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Adoption of lease standard ASC 842	23,738	—
Reclassification of derivative liability to additional paid in capital	—	283,326
Derivative liability on convertible note payable	110,133	316,000
Value of common shares issued for conversion of principle and interest	—	196,015
Value of common shares cancelled	—	(1,007)
Capitalization of interest pursuant to amended agreement	—	18,992
Shares issued for cash from stock payable	—	250
Settlment of accounts payable with note payable	—	55,000
Settlement of related party liabilities in excess of net book value of asset distributed	—	12,453

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $5,385,209 for the nine months ended September 30, 2022 and net income of $7,608,398 for the nine months ended September 30, 2021. The decrease in net income is due to the changes in derivative liabilities, the decrease in amortization of debt discount and derivative liabilities expense, as wells as the company continues to have operating losses. At September 30, 2022 the Company has a working capital deficiency of $12,794,397 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of September 30, 2022 is $28,714 and $51,484 as of December 31, 2021. Inventory allowance and impairment were $0 and $0 as of September 30, 2022 and December 31, 2021, respectively.

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease payments used to determine the Company's operating lease asset may include lease incentives and stated rent increases. Our lease term may include the option to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$40,408	$-	$-
Total assets	40,408	-	-
Liabilities
Convertible debentures, net of discounts of $342,290	-	-	7,069,862
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	8,995,335
Total liabilities	-	-	16,065,197
	$40,408	$-	$(16,065,197)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$565,979	$-	$-
Total assets	565,979	-	-
Liabilities
Convertible debentures, net of discounts of $477,634	-	-	6,959,518
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	4,980,563
Total liabilities	-	-	11,940,081
	$565,979	$-	$(11,940,081)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2022.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	30,713	30,713
Furniture & Fixtures	42,965	42,965
HVAC	44,430	44,430
Land	533,778	533,778
Leasehold Improvements	147,636	147,636
Machinery and Equipment	69,312	69,312
Sign	12,758	12,758
Structural	-	-
Vehicle	37,936	51,872
Total	925,127	939,064
Less: Accumulated Depreciation	(368,230)	(364,331)
Property, Plant and Equipment - net	$556,897	$574,733

Depreciation expense totaled of $17,836 and $92,715 for the nine months ended September 30, 2022 and 2021, respectively. Due to the closure of 2 stores, the Company removed net right of use assets of $173,658 and recorded a loss on disposal of assets of $173,658, during the years ended December 31, 2020.

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

During the period ended September 30, 2022, the Company sold a third vehicle which reduced our assets by $13,196 and recorded a gain on disposal of assets of $17,177.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Other Receivable	$9,801	$-
Rent Deposits	11,016	11,016
Security Deposits	70,889	71,143
Non-Current Assets	$91,706	$82,159

Due to the closure of 2 stores, the Company recorded a loss on deposits expensed against rent of $11,016, during year ended December 31, 2021.

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 3.92% to 4.22%, volatility ranging from 152,66% to 170.52%, trading prices ranging from $0.05 per share to $0.11 per share and a conversion price ranging from $0.08 to $0.15 per share. The total derivative liabilities associated with these notes were $8,995,335 at September 30, 2022 and $4,980,563 at December 31, 2021.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			9/30/2022	12/31/2021

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-24	82,391	82,391
C	Convertible		X	8.0%	1-Jan-24	41,195	41,195
D	Convertible		X	8.0%	1-Jan-24	262,156	262,156
O	Convertible		X	8.0%	1-Jan-24	136,902	136,902
P	Convertible		X	8.0%	1-Jan-24	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-24	65,274	65,274
S	Convertible		X	8.0%	1-Jan-24	63,205	63,205
T	Convertible		X	8.0%	1-Jan-24	313,634	313,634
CC	Convertible		X	10.0%	1-Jan-24	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-24	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-24	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-24	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-24	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-24	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-24	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-24	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-24	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-24	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-24	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-24	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-24	121,727	121,727
XX	Convertible		X	8.0%	1-Jan-24	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-24	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-24	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-24	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-24	87,066	87,066
DDD	Convertible		X	8.0%	1-Jan-24	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-24	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-24	79,422	79,422
JJJ	Convertible		X	8.0%	1-Jan-24	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-24	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-24	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-24	95,979	95,979
SSS	Convertible		X	8.0%	1-Jan-24	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-24	80,000	80,000
VVV	Convertible		X	8.0%	1-Jan-24	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-24	60,000	60,000
XXX	Convertible		X	8.0%	1-Jan-24	100,000	100,000
YYY	Convertible		X	8.0%	1-Jan-24	50,000	50,000
ZZZ	Convertible		X	8.0%	1-Jan-24	40,000	40,000
AAAA	Convertible		X	8.0%	1-Jan-24	66,000	66,000
BBBB	Convertible	X		10.0%	1-Mar-23	150,000	66,000

Total Convertible Debt						7,587,152	7,437,152
Less: Discount						(423,950)	(477,634)
Convertible Debt, Net of Discounts						$ 7,163,202	$ 6,959,518
Convertible Debt, Net of Discounts, Current						$ 93,340	$ 25,000
Convertible Debt, Net of Discounts, Long-term						$ 7,069,862	$ 6,934,518

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR THREE MONTHS ENDED SEPTEMBER 30, 2022

On August 8, 2022, the Company received $150,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due in March 1, 2023. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

NOTE 7 – NON-CONVERTIBLE DEBT

	September 30, 2022	December 31, 2021
Note 5	$9,312	$9,312
Total Non-Convertible Debt	$9,312	$9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is default as of September 30, 2022 with an outstanding balance of $9,312.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2021 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $39,329 and $22,500 for the nine month period ended September 30, 2022 and year ended December 31, 2021, respectively. As of September 30, 2022, the balance of the debt was $250,000. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period.

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

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b)defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ;and (c) exchange their 50,000 Series C Shares ( at total of100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain of $559,058

The Company has 500,000,000 shares of common stock authorized with a par value of $0.001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights. As of September 30, 2022, there were 14,722,835 shares of common stock outstanding.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 3.92% to 4.22%, volatility ranging from 152,66% to 170.52%, trading prices ranging from $0.05 per share to $0.11 per share and a conversion price ranging from $0.08 to $0.15 per share. The total derivative liabilities associated with these notes were $8,995,335 at September 30, 2022 and $4,980,563 at December 31, 2021.

The Company reset the conversion price of each of the Caymen Ventures notes from $0.15 to $0.08 per share, due to a change in terms.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2021	$4,980,563
Initial	110,134
Change in Derivative Values	3,904,638
Conversion of debt-reclass to APIC	—
Balance as of September 30, 2022	$8,995,335

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recoded initial derivative liabilities of $110,134 and $882,080 for the new notes issued for nine months ended September 30, 2022 and 2021, respectively.

The Company recorded derivative liability expense of $0 and $566,080 for the nine months ended September 30, 2022 and 2021, respectively.

The Company recorded a change in the value of embedded derivative liabilities expense of $(3,904,639) and a gain of $9,825,029 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $423,950 and $537,746 as of September 30, 2022 and 2021, respectively.

The Company recorded the amortization of debt discount of $163,817 and $273,184 for the nine months ended September 30, 2022 and 2021, respectively.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to a monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of September 30, 2022, the accrued compensation was approximately $618,168. As of September 30, 2022, the Company also had $148,354 of accounts payable due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

In 2021, the Company formed Kaya Farm Greece, which is a majority owned subsidiary of Kaya Brands International, Inc., with 70% ownership. The remaining 30% is owned by related parties of the Company. Subsequently, Kaya Farm Greece entered an acquisition agreement to acquire 50% GREEKKANNABIS S.A. (GK) The remaining 50% of GREEKKANNABIS S.A. is currently owned by Ilias Kammenos (President of GK) and Panagiotis Kininis (Vice president of GK). There is non-controlling capital of $1,909,211 representing the equity not currently owned by the Company. The financial statements have been consolidated with the Company.

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

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2021	332,825	0.4744455	1.09
Granted	-	-	-
Exercised	-	-	-
Expired	(16,667)	-	-
Balance as of September 30, 2022	316,158	0.4744455	0.61

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

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $2,950 with right of use liabilities of $53,546 as of September 30, 2022

Effective May 22, 2015, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. In May 2020, the lease had been extended to May 31, 2025. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was extended for an additional 5 years. The current monthly payment is $5,140 with right of use liabilities of $149,175 as of September 30, 2022.

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

The Company has right-of-use assets of $218,789 and operating lease liabilities of $207,680 as of September 30, 2022. Operating lease expense for the nine months ended September 30, 2022 and 2021 were $89,056 and $150,182, respectively. Due to the closure of 2 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company have recorded $0 in impairment charges related to right-of-use assets during the nine months ended September 30, 2022.

Maturity of Lease Liabilities at September 30, 2022	Amount
2022	30,507
2023	109,600
2024	76,617
Later years	27,041
Total lease payments	243,765
Less: Imputed interest	(24,976)
Present value of lease liabilities	$218,789

Note 15- SUBSEQUENT EVENTS

Financing.

As reported elsewhere in the filing, on August 8, 2022 the Company entered into an agreement (the Agreement) with CVC International, Inc. (“CVC”), an Institutional Investor which holds Convertible Promissory Notes of the Company, one of which had been also been secured by a $500,000 mortgage on the property the Company owns located at 34225 Kowitz Road, Lebanon, Oregon (the” Property”).

CVC has agreed to release its mortgage lien of $500,000.00 which currently secures the above-referenced Convertible Promissory Note held by CVC so that the Company may sell the Property and utilize the proceeds for the benefit of the Company without having to pay CVC the $500,000, but the Principal and Interest remains outstanding and is due per the terms of the Note. Additionally, CVC agreed to advance certain sums against the sale of the Property, which included $150,000 advanced at the time of the Agreement.

On November 10, 2022 CVC advanced an additional $120K to the Company pursuant to a new Convertible Promissory Note at a rate of 10% Annual Interest and convertible at $0.08 per share with market adjustment features. The Note is secured by a lien on property owned by the Company in Lebanon, Oregon (“the Property”) which is currently for sale and is due the earlier of March 31, 2023 or when the Property is sold.

Oregon Licensing Matters- MJAI Oregon 1, LLC Retail Cannabis License

The Company is in the process of selling its South Salem Location as it recently entered into an agreement with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the period ending December 31, 2021 filed on April 18, 2022 and in the Company’s Quarterly report for the period ending March 31, 2022 filed on May 16, 2022). Per the terms of the agreement (which is pending approval by the OLCC at its November meeting), the Company has agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. The Company has listed the license and associated business at that location with an Oregon cannabis business broker.

The Company is in process of seeking to expand its Portland retail business footprint to potentially offset the loss of the Salem location, and also to create a streamlined corporate model to assist with franchising efforts of the Kaya Shack retail cannabis stores. Additionally, the Company is also evaluating other locations in the United States to pursue other domestic licensed retail cannabis operations.

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

The Company currently has two active OLCC Marijuana Retailer Licenses, each of which allow for one brick-and-mortar physical dispensary location as well as unlimited delivery operations tied to the geographic location of the fixed based licensed operations. KAYS currently operates two Kaya Shack™ retail outlets (one in South Salem and one in Portland). The Company is in the process of selling its South Salem Location as it recently entered into an agreement with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the period ending December 31, 2021 filed on April 18, 2022 and in the Company’s Quarterly report for the period ending March 31, 2022 filed on May 16, 2022). Per the terms of the agreement (which is pending approval by the OLCC at its November meeting), the Company has agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. The Company has listed the license and associated business at that location with an Oregon cannabis business broker.

The Company is in process of seeking to expand its Portland retail business footprint to potentially offset the loss of the Salem location, and also to create a streamlined corporate model to assist with franchising efforts of the Kaya Shack retail cannabis stores. Additionally, the Company is also evaluating other locations in the United States to pursue other domestic licensed retail cannabis operations

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has operated and maintained over the past seven years in Oregon. Additionally, the Company currently maintains a genetic library of seeds for over 200 top strains of cannabis that it has assembled from its own grow operations, contract growers, vendors for its retail stores and other commercial sources which it intends to utilize to launch international grow operations in Israel, Greece and elsewhere.

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

While Oregon is currently the only State that has legalized Psilocybin for medical use with a regulatory framework in place to issue licenses for their manufacture and sale, Denver Colorado, Santa Cruz and Oakland, California, Ann Arbor, Michigan, Washington D.C., and Seattle, Washington have all decriminalized small quantities. Other activity in the U.S. include:

§	The Connecticut legislature has begun the process toward legalizing Psilocybin centers for the treatment of veterans. Many veterans’ groups are advocating making psychedelic treatments available for veterans, particularly those with PTSD.
§	Texas, Utah, Maryland, and Washington State have set up task forces to study the medical use of psilocybin and have funded research to explore the effects of psilocybin on certain mental health conditions.
§	Colorado and California have ballots initiatives pending that would legalize psilocybin.
§	The New Jersey senate is considering a bill that would legalize psilocybin to treat certain disorders.

Internationally:

§	The Canadian government has been sued by an advocate group to force the legalization of psilocybin and other psychedelics.
§	Possession of psilocybin is legal in Austria, British Virgin Islands, Spain, and Portugal.
§	Psilocybin is legal to possess, sell, transport, and cultivate in Bahamas, Jamaica, Brazil, Nepal, Netherlands (only as a truffle), and Samoa.

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

Canada

Canada legalized medical cannabis in 2001 and in October 2017 the Federal Cannabis Act came into effect, making Canada the first G7 nation to legalize recreational cannabis. The legal structure has given rise to large Canadian cannabis companies that have achieved high valuations, which they have leveraged to purchase supply chain companies and invest in overseas infrastructure projects to produce cannabis at costs lower than those in Canada. Increasing competition from U.S. and European countries and investor frustration has seen some decline of valuation and some Canadian companies have been forced to shrink operations and lessen their developing global footprint.Canadian cannabis companies currently export to more than twenty countries. Up until 2020, most exports of cannabis from Canada had been sent to European Countries. Exports of oil and flowers from Canada to Europe increased from 2019-2020 by 28% in terms of weight, but have declined, with most flowers being exported to Israel and the majority of oil being exported to Australia.

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
26

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

Israel and Greece

In September 2017, the Greek government announced it would be legalizing medical cannabis, and less than a year later Greek leaders approved Law 4523 and Joint Ministerial Decision No. 51483, which permitted farming and production of medical cannabis. In 2020 the Greek Parliament passed legislation that further relaxed cannabis export regulations, now permitting the bulk export of cannabis flower.

Israel is currently the largest importer of medical cannabis in the world. By September 2020 Israel had imported more than Nine tonnes of cannabis. The strong medical cannabis program stems from traditionally progressive cannabis policies and strong cultural acceptance of cannabis medicinal uses.

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

Currently Operational Brands (2014-2022)

28

Next Stage Traditional (2023)

29

Next Stage Innovative (2023)

Note: The “Next Stage Traditional” and “Next Stage Innovative” brands are all targeted for release in 2023.

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

32

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

II. Kaya Shack ™ Marijuana Superstore, South Salem, Oregon.

Our second Kaya Shack™ OLCC licensed marijuana store (located in South Salem, Oregon) opened for business on October 17, 2015. The store is located in a strip mall alongside a Caesar’s Pizza, Aaron’s furniture, a convenience store, a tanning salon, and a nail salon. The plaza also has a Subway, a sports bar and a laundromat. The area around the shop is primarily commercial with residential complexes under construction and has a footprint of approximately 2,100 square feet.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenues

We had revenues of $172,968, for the three months ended September 30, 2022, as compared to revenues of $214,051 for the three months ended September 30, 2021.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2022 was $59,771, compared to cost of goods sold of $62,245 for the three months ended September 30, 2021.

Salaries and Wages

Salaries and Wages increased to $94,176 for the three months ended September 30, 2022 as compared to $96,436 for the three months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $106,745 for the three months ended September 30, 2022 as compared to $225,245 for the three months ended September 30, 2021.

Professional Fees

Professional fees were $182,140 for the three months ended September 30, 2022, as compared to $316,979 for the three months ended September 30, 2021.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $0 for the three months ended September 30, 2022, as compared to $13,696 for the three months ended September 30, 2021.

Interest Expense

Interest expense and debt amortization expense increased slightly to $158,880,for the three months ended September 30, 2022 from $153,746 for the three months ended September 30, 2021.

Amortization of Debt Discount

Amortization of debt discount was $6,613 for the three months ended September 30, 2022, as compared to $60,113 for the three months ended September 30, 2021.

Derivative Liabilities Expense

Derivative liabilities expense $0 for the three months ended September 30, 2022 from $0 for the three months ended September 30, 2021.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was an expense of $6,994,461 for the three months ended September 30, 2022 compared to a gain of $4,562,135 for the three months ended September 30, 2021. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income (Expense)

Other expense was $7,142,777 for the three months ended September 30, 2022 as compared to income of $4,406,948 for the three months ended September 30, 2021. The increased loss was due largely to a change in derivative liability expenses resulting from a change in stock price as well as the volatility factors used in the derivative calculations.

Net Income (Loss)

We incurred net loss of $7,414,897for the three months ended September 30, 2022, as compared to net income of $3,951,793 for the three months ended September 30, 2021. The majority of our loss during the three-month period ending September 30, 2022 was a result of the derivative liabilities associated with our convertible debt and a reduction in our stock price as well as volatility factors used in the derivative calculations. The non-controlling interest for the three months ended September 30, 2022 and 2021 was a loss of $20,279 and a loss of $18,003, respectively.

Nine months ended September 30, 2022 compared to Nine months ended September 30, September 30, 2021

Revenues

We had revenues of $556,818 for the nine months ended September 30, 2022 as compared to revenues of $690,267 for the nine months ended September 30, 2021. The slight decrease in revenue is due to the normal fluctuation in the market and we are evaluating the changing market conditions.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2022 was $182,369 compared to cost of goods sold of $224,788 for the nine months ended September 30, 2021. The decrease in cost of goods sold was due to normal fluctuation in the wholesale cannabis market and lower revenues.

Salaries and Wages

Salaries and Wages were $296,327 for the nine months ended September 30, 2022 as compared to $271,057 for the nine months ended September 30, 2021. The increase in salaries and wages was due to an increase in staffing.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $380,920 for the nine months ended September 30, 2022 as compared to $625,093 for the nine months ended September 30, 2021. The decrease was primarily due to decreses in marketing and office expenses.

Professional Fees

Professional fees were $565,529 for the nine months ended September 30, 2022 as compared to $682,884 for the nine months ended September 30, 2021. The decrease in professional fees was primarily related to decreases in expenses for accounting, auditing and consulting.

Interest Expense

Interest expense and debt amortization expense decreased to $466,39 for the nine months ended September 30, 2022 from $464,566 for the nine months ended September 30, 2021.   The increase was related to a debt incurred over the past 12 months for our operations.

Amortization of Debt Discount

Amortization of debt discount was $163,817 for the nine months ended September 30, 2022, as compared to $273,184 for the nine months ended September 30, 2021.

Derivative Liabilities Expense

Derivative liabilities expense decreased to $0 for the nine months ended September 30, 2022 from $566,080 for the nine months ended September 30, 2021. The decrease was due to change in stock price as well as a reduction in new convertible debt.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was an expense increase to $3,904,639 for the nine months ended September 30, 2022 compared to a gain of $9,825,029 for the nine months ended September 30, 2021. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We had net loss of $5,385,209 for the nine months ended September 30, 2022 as compared to net income of $7,608,398 for the nine months ended September 30, 2021.

The majority of our net loss during the nine months ended September 30, 2022 was a result of the derivative liabilities associated with our convertible debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the nine months ended September 30, 2022 and September 30, 2021 was a loss of $78,114 and $83,456 respectively.

Liquidity and Capital Resources

During the third quarter of 2022 our cash position decreased by $15,858 to $56,266 and our negative working capital deficit was $12,794,937___________________.

As of September 30, 2022, our working capital consisted of cash of $40,408, inventories of $28,714 and prepaid expenses of $13,967 as compared to cash of $56,266, inventories of $35,840 and prepaid expenses of $12,398, as of September 30, 2021.

Our current liabilities include accounts payable and accrued expenses of $971,420 accounts payable and accrued expenses-related parties of $500,000, accrued interest of $1,602,273, current portion of lease liability of $82,908, potential tax liability of $859,505, convertible notes payable- net of discount of $93,340, notes payable of $9,312 and derivative liabilities of $8,995,335, as compared to accounts payable and accrued expenses of $918,148 accounts payable and accrued expenses-related parties of $141,990 accrued interest of $1,152,783, current portion of lease liability of $79,875, potential tax liability of $782,107,convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $4,980,563, as of September 30, 2021.

Financing Transactions

Release of Lien on Lebanon Farm

On August 8, 2022 the Company entered into an agreement (the Agreement) with CVC International, Inc. (“CVC”), an Institutional Investor which holds Convertible Promissory Notes of the Company, one of which had been also been secured by a $500,000 mortgage on the property the Company owns located at 34225 Kowitz Road, Lebanon, Oregon (the” Property”).

CVC has agreed to release its mortgage lien of $500,000.00 which currently secures the above-referenced Convertible Promissory Note held by CVC so that the Company may sell the Property and utilize the proceeds for the benefit of the Company without having to pay CVC the $500,000, but the Principal and Interest remains outstanding and is due per the terms of the Note. Additionally, CVC agreed to advance certain sums against the sale of the Property, as detailed below in “New Notes Issued”.

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

The above referenced Agreement is in process of being memorialized.

New Notes Issued

CVC advanced $150K to the Company pursuant to a new Convertible Promissory Note issued August 8, 2022 priced at $0.08 per share with market adjustment features. The Note is Due the earlier of March 31, 2023 or when the Property is sold and is secured by a Mortgage on the Property.

Additionally, CVC advanced $120K to the Company pursuant to a new Convertible Promissory Note issued November 10, 2022 priced at $0.08 per share with market adjustment features. The Note is Due the earlier of March 31, 2023 or when the Property is sold and is secured by a Mortgage on the Property.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of September 30, 2022. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of September 30, 2022. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of September 30, 2022.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022. (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of September 30, 2022, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended September 30, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 The Company had previously confirmed with the OLCC the appropriate procedures for destroying and disposing of glass contaminated product and subsequently documented the Company’s compliance with these procedures (including video and pictures of said disposal). Additionally, the Company had forwarded a Company of their Employment Agreement to the OLCC which requires Employees to confirm their understanding of how to address any Compliance Concerns that any employee may have (pursuant to guidelines written by the OLCC which stipulate that the employees are supposed to first address them with the Licensee). Accordingly, the Company had filed an answer denying the allegations and requesting a hearing for the matter.

However, while the Company believes that the allegations are without merit it has since elected to enter into a sale and surrender agreement to resolve the matter without the further expense of time and legal fees as it is the process of decreasing its Oregon Footprint. Per the terms of the agreement the Company has agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. The Company has listed the license and associated business at that location with an Oregon cannabis business broker.

The Company is in process of seeking to expand its Portland retail business footprint to potentially offset the loss of the Salem location, and also to create a streamlined corporate model to assist with franchising efforts of the Kaya Shack retail cannabis stores. Additionally, the Company is also evaluating other locations in the United States to pursue other domestic licensed retail cannabis operations

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended September 30, 2022.

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

Dated: November 21, 2022

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

