Form 10-K
period 2022-12-31
Kaya Holdings, Inc.
filed 2023-04-27
CIK 1530746

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $785,342 as of June 30, 2022, based on the closing price on such date of $0.063 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 22,172,835 shares of common stock outstanding as of April 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-K except those Exhibits so incorporated as set forth in the list of Exhibits set forth in Item 15 of this Annual Report on Form 10-K.

KAYA HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR

ENDED DECEMBER 31, 2022

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

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc is a holding company focusing on wellness and mental health through operations in medical and recreational cannabis, CBD products and psychedelic treatment clinics.

KAYS has approximately nine years of operational experience as a vertically integrated legal cannabis enterprise and is the first U.S. publicly traded company to operate a legal marijuana dispensary, as well as the first to vertically integrate by adding cultivation and manufacturing. The Company produces, distributes, and/or sells a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands.

In Oregon, KAYS is seeking the requisite licenses from the Oregon Department of Health (the “OHA”) to operate State Licensed Psilocybin Manufacturing and Facilitation Service Centers in Oregon. In November 2020 Oregon became the first state in the United States to legalize and license the supervised use of psychedelic therapeutics for treatment of a range of physical and mental health issues, and in January, 2023 they began accepting licensing applications for OHA State Licensed Psilocybin Facilitators (OHA approved licensed professionals to operate the clinics) and also licensing for Manufacturing, Testing and the Facilitation clinics where clients can obtain Psilocybin Services. The OHA also launched Oregon’s medical cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates, and sets the stage for KAYS “First Mover Advantage” in the emerging US psychedelic therapeutics industry.

In Florida, KAYS is seeking to open ketamine treatment facilities to be operated by licensed medical staff that can legally give ketamine treatments to alleviate treatment resistant mental health issues including severe depression, PTSD, eating disorders, alcoholism and other mental health issues.

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

The Company’s US cannabis operations are currently focused in Oregon, where the Company’s operations are licensed by the Oregon Liquor Control Commission (the “OLCC’), which has jurisdiction over legal medical and recreational cannabis grow, production and retail operations. The Company currently has one active OLCC Marijuana Retailer License in Oregon which it is utilizing to operate a Kaya Shack™ retail outlet in Portland.

Sale of Lebanon, Oregon Farm Property

In August 2017, the Company purchased a 26-acre parcel in Lebanon, Linn County, Oregon for $510,000 on which we intended to construct a Greenhouse Grow and Production Facility (the “Property”) and filed for OLCC licensure. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, in August 2023 the Company elected to sell the Property and entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the Property.

Pursuant to the CVC Agreement, CVC released its $500,000 mortgage lien on the Property, to enable the Company to sell the Property and utilize the proceeds therefrom for the benefit of the Company and its shareholders, without having to repay CVC the $500,000 Note held by CVC.

Additionally, CVC agreed to advance certain sums against the sale of the Property (“Advances”), which included $150,000 advanced at the time the CVC Agreement was entered into, $120,000 which was advanced to the Company by CVC on November 10, 2022 and an additional short-term loan of $100,000 which was also secured by the Property. The Advances bear interest at the rate of 10% per annum and are convertible into shares of our common stock at $0.08 per share, subject to market adjustment. On February 28, 2023 we sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the Advances (Principal of $370,000 and interest due of approximately $18,500. After such repayments, the Company realized net proceeds of approximately $302,000.   The land is reflected on the balance sheet as assets held for sale for the year ended December 31, 2022 and 2021, at a value of $516,076.

Sale of Salem Oregon Cannabis Dispensary

In November of 2022 the Company entered into an agreement with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the year ended December 31, 2021 and in the Company’s Quarterly report for the quarter ended March 31, 2022 Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. Since the time of the agreement the Company has entered into an asset purchase agreement for the sale of its Salem Retail Cannabis Store (“Store 2”) for $210,000, less a 6% closing commission and minor closing expenses. The purchase price has been deposited in escrow, with a closing anticipated to occur prior to the end of April, 2023 as the OLCC has approved the license transfer to the purchaser. The net book value of the assets as of December 31, 2022 was $0   and revenue for the year ended December 31, 2022 was approximately $410,880.00.

The Company intends to utilize the net proceeds of approximately $500,000 from both the sale of the Property and Store 2, for general working capital including the resolution of its three non-performing store leases in South Oregon, the development of its planned Oregon psilocybin business and planned Florida hybrid ketamine treatment Clinic facilities, as well as for the enhancement of its Portland Kaya Shack™ retail cannabis store to create a streamlined model designed to facilitate franchising efforts and development of its international projects. Additionally, the Company is also evaluating other locations in the United States to pursue other domestic licensed retail cannabis operations.

Kaya Brands USA

Kaya Brands USA (“KBUS”) is being incorporated to manage and leverage the intellectual property associated with the Kaya family of brands and seek out US based projects and ventures to enhance stockholder value associated with their development.

KBUS presently manages several proprietary brands formulated and developed by the Company which includes the Kaya Shack™ retail brand, the Kaya Farms™ cultivation brand, and the Kaya Gear™ apparel brand, as well as a host of carefully developed cannabis and CBD products that include cannabis extracts and concentrates, vape cartridges, chocolates, gummies and chews, topicals and creams, beverages, foods, and cannaceuticals.

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

Neither of the subject properties are currently owned or optioned by GKC or its operating subsidiaries, but the land for the potential project in Epidaurus is owned by one of the Greek Partner’s families and the Land in Thibes is currently available for purchase or option and the Company believes it could acquire either of the Properties on good terms once funding and market conditions allow. Alternatively, both licenses are in good order, and can be transferred to a new location pending Greek government approval.

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

Fifth Dimension Therapeutics- Psilocybin Therapeutics Business Plan

Psylocibins Facilitation Centers

In November, 2020 Oregon became the first state in the United States to legalize and license the supervised use of psychedelic therapeutics for treatment of a range of physical and mental health issues.

On December 13, 2022 the Company formed Fifth Dimension Therapeutics ™ (“FDT”) to seek to provide psychedelic "mind care" treatments to veterans suffering from PTSD, addicts seeking to break addiction, individuals with eating disorders, and others with a wide array of treatment resistant mental health disorders.

On January 3, 2023 the Oregon Health Authority (the “OHA”) began to accept license applications, allowing each entity to own and operate one (1) Psilocybin manufacturing and processing facility for the production of Psilocybin Mushrooms and derived therapeutics (“Psilocybins”), and up to five (5) Psilocybin Facilitation Centers where clients would go to ingest Psilocybins and experience effects under the supervision of State Licensed Facilitators.

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

The licenses to be issued in Oregon will be the first ever State Legal Licensing of Psilocybin Manufacturing and Treatment Centers, and KAYS is positioned to be a first mover due to its operating history in Oregon. The Company has begun the process of enrolling staff that qualify for the licensing into the training programs that have been approved for state certification and is in process of identifying a site for Psilocybin Manufacturing and Processing and up to five (5) sites to open and operate Psilocybin Facilitation Centers, subject to financing and final regulatory approval.

On March 13, 2023, Bryan Arnold (one of KAYS Vice Presidents and its longest serving Oregon Employee) completed his OHA Certified Psilocybin Education through the Changra Institute and became one of the first eighteen graduates to obtain Psilocybin Facilitator certification in the State of Oregon. Bryan’s Facilitation application (along with the other 17 graduates of this first state approved course) is currently pending review with the OHA, and the Company expects to file a Facilitation Clinic License application once he is approved and they have secured appropriate space on good terms. Additionally, the Company expects to enroll additional potential licensee candidates within the coming months to bolster its ranks of OHA Licensed Psilocybin Facilitators.

The Science

It is estimated that approximately every 40 seconds someone in the world commits suicide. Psilocybin may soon be available as a mainstream medical treatment for treatment resistant depression (TRD) and other mental health diseases, potentially providing a new lease on life for millions worldwide for whom current medications do not work. Psilocybin, a naturally occurring compound found in “magic mushrooms”, is one of an emerging class of psychedelic medicines that contain potent psychoactive chemicals that can serve to affect human perception, emotions, and other cognitive functions. Psychedelic medicines have been found to have ground-breaking potential in treating a range of physical and mental disorders including anxiety and panic disorder, resistant depression, opiate addiction, adult attention deficit hyperactivity disorder (“ADHD”), opioid addiction, post-traumatic stress disorder (“PTSD”), and acute and chronic pain.

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

Florida Ketamine Treatment Facilities

 On February 15, 2023 the Company announced today that FDT reached an agreement in principle with Florida-based Total Holistic Center™ (“Total Holistic”) to assist FDT with the development of its ketamine treatment model as a first step in the launch of its planned Fifth Dimension Therapeutics Mind Care Clinics and Telehealth Services. Dr. Anya Temer of Total Holistic Center will be developing treatment protocols for KAYS' Ketamine Clinic and Telehealth Model to be Launched from Holistic’ s Boca Raton, Lake Worth, and Miami Beach Clinics. Initial plans call for co-locating the Company's "Keta-Kaya" business within Total Holistic Center's existing offices in Boca Raton, Fort Worth and Miami Beach upon the completion of required protocols. The hybrid Ketamine Clinic and Telehealth model will operate under the direction of Dr. Anya Temer, who will initially serve as FDT's Medical Director in Florida. Dr. Temer is the medical director and chief practitioner at Total Holistic Centers, a Florida based Alternative Healthcare Provider with offices in Boca Raton, Fort Worth, and Miami Beach.

Founding Board Members and Management Staffing of Fifth Dimension Therapeutics, Inc.

On January 25, 2023 the Company welcomed attorney Glenn E.J. Murphy to the FDT Board of Director. Glenn will assist FDT with introductions to pharmaceutic companies seeking data and access to psychedelic patients, as well as advising on the development of intellectual property, structure of potential joint ventures, funding opportunities, acquisitions, and other related endeavors. Glenn has twenty-five years of private and corporate practice, including ten years in-house with the Henkel Group and more than fifteen years in private practice, Glenn's experience has touched on most every aspect of intellectual property practice.

Glenn's current practice primarily focuses on building and managing domestic and international utility and design patent portfolios and opining on the validity and infringement of U.S. patents. In addition to drafting and prosecuting patent applications filed in the U.S. and foreign patent offices, Glenn has briefed and argued before the U.S. Patent Office Board of Appeals, assisted with the preparation and argument of appeals before the U.S. Court of Appeals for the Federal Circuit, and assisted with the conduct of bench and jury trials in the U.S. District Courts and the U.S. International Trade Commission. He has provided due diligence and advice in acquisitions, divestments, licenses, and other transactions involving intellectual property rights. He has particular experience in building and managing domestic utility and design patent portfolios for non-U.S. clients.

Mr. Murphy is a member of Ratner Prestia's Biotechnology, General Chemistry and Polymers and Pharmaceutical Chemistry Groups. To review Mr. Murphy's biography, please go to https://www.ratnerprestia.com/professionals/glenn-e-j-murphy/.

Dr. Anya Temer, who will initially serve as FDT’s Medical Director in Florida, completed her Bachelor’s degree with a Major in Psychology from Hunter University. She received her medical degree from the New York College of Osteopathic Medicine in 2011, completing her residency at Westchester General Hospital of Florida in 2014. Since that time she has dedicated her career to the holistic / integrative view of medicine that the human is not a series of separate organs, but rather one cohesive unit that needs to be viewed as a whole. Much of the therapy at Total Holistic Center is focused on the mind - body connection while using the latest personalized biometrics to understand the root cause of each client's problems. Her dedication to the "whole - person / root - cause" approach sharpened during her residency as she saw imbalances between such areas as patient treatment, nutrition, exercise, and mental health.

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

States which permit the sales of recreational, or “adult-use” cannabis are Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Massachusetts, Michigan, Montana, Nevada, New Jersey, New York, New Mexico, Oregon, South Dakota, Vermont, Virginia and Washington. The District of Colombia (Washington D.C.) also permits adult-use cannabis.

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

Operational Brands (2014-2023)

Next Stage Traditional (2023-2024)

Next Stage Innovative (2023-2024)

Note: The “Next Stage Traditional” and “Next Stage Innovative” brands are all targeted for release in 2023 and 2024. The Company is currently awaiting developments with the Company’s projects in Israel and Greece to finalize the release dates for these brands, some of which will be CBD only based on demand and legal structure in Europe.

The Kaya Shack™ Brand

Kaya Holdings operates the Kaya Shack™ brand of legal medical and recreational retail marijuana retail stores. Kaya Holdings presently operates only one recreational marijuana retail outlets and medical marijuana dispensary in Portland, Oregon under the Kaya Shack™ brand, but is positioning the brand for franchising in the US and International Markets in Greece, Israel and Europe.

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

Kaya Shack™ retail outlets are open 7 days a week- Monday through Sunday from 10:00 am to 8:00 pm. Operations follow an operational manual that details procedures for 18 areas of operation including safety, compliance, store opening, store closing, merchandising, handling of cash, inventory control, product intake, store appearance and employee conduct.

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

Kaya Shack™ Retail Outlets

Our store layout features a check-out stand wrapped to feature the Company’s proprietary brand of pre-rolls, Kaya Buddies. The Buddies program is an exciting and popular pre-roll offering, featuring a wide selection (20-30 strains of pre-rolls) and featuring our special Kaya Saying in each Buddies tube. A glass display case showcases at least 25 strains of marijuana flower, which the stores serve to customers “deli style”, weighing straight from the jar to the customer’s take-out tube. An additional display case with a varied selection of oils, concentrates and topicals rounds out the cannabis product display.

kaya gear
PEACE
LOVE &
KAYA
KayaShack
PEACE
LOVE &
KAYA
KayaShack

The store layout also features standing display cases with cannabis intended glassware under the Company’s brand Really Happy Glass, as well as a rack of proprietary t-shirt designs marketed under the Company brand Kaya Gear. The store layout also has a hospitality area that offers free water, coffee, tea and hot cocoa. As required by law, all products containing marijuana are either behind locked glass or behind the counter and out of customer reach.

Kaya Shack™ , 1719 SE Hawthorne Blvd., Portland, Oregon.

Our Kaya Shack™ OLCC licensed marijuana store (located in the heart of the trendy Hawthorne district in southeast Portland, the “Greenwich Village” of the West Coast) opened for business July 03, 2014. The store is located next door to a cell phone repair shop, and near to Devil’s Dill restaurant and No Fun pub. There are also a McMenamins restaurant, tattoo parlor, convenience store, hair/nail salon and a soccer sports bar. The area around the shop is mixed use (commercial and residential) and has a footprint of approximately 700 square feet and is the model for the Company’s small urban shops.

Kaya Farms™

TW A3
SMT A3
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
454g

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has previously operated and maintained over the past eight years in Oregon. Additionally, KAYS has produced a full line of cannabis concentrates and extracts which it has initially produced through third party manufacturers and marketed at the Kaya Shack Stores, along with the very popular Kaya Buddies line of strain specific cannabis cigarettes.

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

Kaya Brands International

In 2019 KAYS formed Kaya Brands International, Inc. (“Kaya International” or “KBI”), to leverage its experience and expand into worldwide cannabis markets. KBI’s current initiatives include Greece and Israel, with additional areas under consideration.

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

On January 11, 2021, through a majority owned subsidiary of KBI, Kaya Farms Greece (or “KFG”)  and Greekkannabis (“GKC”, an Athens based cannabis company) executed an agreement for KBI to acquire 50% of GKC. The first 25% was acquired in January, 2021 and the remaining 25% was acquired in July, 2021. GKC’s projects include two medical cannabis cultivation and processing projects in Greece- one in Epidaurus, Greece and the other in Thebes, Greece.

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

Neither of the two subject Greece properties are currently owned or optioned by GKC or its operating subsidiaries, but the land for the potential project in Epidaurus is owned by one of our Greek partner’s families and the land in Thibes is currently available for purchase or option. The Company believes it could acquire either of the properties once funding and market conditions allow. Alternatively, both licenses are in good order, and can be transferred to a new location pending Greek Government approval.

Israel

Kaya Shalvah Cannabis Production Facility (Project Design Rendering).

Israel has been a pioneer in cannabis R&D for several decades and is often referred to as the “Silicon Valley” of the Global Medical Cannabis Industry. Israel currently has the world’s largest medical marijuana program and is the largest importer of cannabis.

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

Kaya Shalvah is currently waiting for the Israeli Government to proceed with the land tender program (which has been delayed due to COVID 19 issues). Upon commencement with the bidding program, Kaya Shalvah intends to submit its land acquisition bid for 100 Dunams (approximately 25 acres) of land to the Israel Land Authority, which is tasked with processing the applications for the land bids that are part of the highly sought after Greenegez Cannabis Center in Yerucham, Israel.

Pending receipt of a successful bid through this program, once Kaya Shalvah develops the site in accordance with all Israeli regulations, and meets all requisite standards, the final cultivation and processing licenses will be issued.

The Company has established a Board of Directors for Kaya Shalvah that includes:

Offer Lapidot (Brig. Gen. Res.)

A career fighter pilot in the Israel Air Force (1969-1996), Offer served two tours as a fighter squadron commander, and served as commander of the Flight Training School, commander of the Ramon Air Force base, and Head of Planning & Organization (at Air Force HQ). Offer holds the rank of Brigadier General. After his military service Offer spent a number of years in senior management positions at Israel’s leading retailer, as well as CEO of a high-tech start-up, only to miss flying and return to the skies as a pilot for El Al airlines. After his mandatory retirement from commercial flying, he joined the El Al executive team as the Director of Safety and Quality for El Al Airlines. Offer studied for his B.A. degree in Economics at Bar Ilan University and holds an M.S. in Management from the Naval Post Graduate School in Monterey, California.

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

KAYS’s legal marijuana business, which it has focused on since 2014, only commenced generating more than a limited level of revenues subsequent to the commencement of legal recreational marijuana sales in Oregon on October 1, 2015. Accordingly, our operations continue to be subject to all the problems, expenses, difficulties, complications and delays encountered in an early-stage business. There can be no assurance that the Company will generate significant revenues or operate at a profit.

The Company will require additional financing to become commercially viable.

The Company’s current legal marijuana operations can be capital intensive.

During the years ended December 31, 2022 and 2021, we raised approximately $370,000 and $501,000 respectively, through a series of private debt and equity offerings to finance operations.

The Company had net loss of $3,559,663 and net income of $9,724,262 for the years ended December 31, 2022 and 2021, respectively.

All of the net income for the years ended December 31, 2022 and December 31, 2021 were not actual operating gains but were a result of the derivative liabilities from the conversion of debt from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

At December 31, 2022, we had a total stockholders' deficit of $17,528,289 and a working capital deficiency of $10,359,344.   There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business plan anticipates that operations will undergo expansion in 2020 and beyond. This expansion will require the Company to manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

Marijuana and Psilocybin remains illegal in the United States under federal law.

Notwithstanding its legalization for recreational and/or medical use by a growing number of states, the growing, transport, possession or selling of marijuana and Psilocybin continues to be illegal under federal law. Although the current administration has made policy decisions to allow implementation of state laws legalizing recreational and/or medical marijuana and Psilocybin use and not to federally prosecute anyone operating under state law, the continuance of that policy is not assured and could change at any time, which might render our marijuana and Psilocybin operations illegal and adversely affecting KAYS’s business, financial condition and results of operations.

The marketing and market acceptance of marijuana and Psilocybin may not be as rapid as KAYS expects.

The market for legal marijuana and Psilocybin is quickly evolving, and activity in the sector is expanding rapidly. Demand and market acceptance for legal marijuana and Psilocybin are subject to uncertainty and risk, as changes in the price and possible adverse political efforts could influence and denigrate demand. KAYS cannot predict whether, or how fast, this market will grow or how long it can be sustained. If the market for legal marijuana and Psilocybin develops more slowly than expected or becomes saturated with competitors, KAYS’s operating results could be adversely impacted.

KAYS’s marijuana and Psilocybin activities are part of an emerging industry.

The Company intends to implement an aggressive plan of growth to enter the legal recreational and medical marijuana industry, as well as the emerging Psilocybin industry. These industries are new and emerging, and have yet to fully define competitive, operational, financial and other parameters for successful operations. By pursuing a growth strategy to enter a new and emerging industry, the Company’s operations may be adversely impacted as the industry’s competitive, operational, financial and other parameters take shape. Given the fluidity of the industry, the Company may make errors in implementing its business plan, thereby limiting some or all of its ability to perform in accordance with its expectations.

Our business could be affected by changes in governmental regulation.

Federal, state and local laws and regulations governing legal recreational and medical marijuana and Psilocybin use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws or allegations of such violations could disrupt KAYS’s planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. Our foreign operations will also be subject to comparable government regulation in Greece, Israel and any other various foreign jurisdictions in which KAYS intends to operate. There can be no assurance that KAYS will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

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

The legal marijuana and Psilocybin industry is in its early stages and is attracting significant attention from both small and large entrants into the industry. KAYS expects to encounter significant competition as it implements its business strategy. The ability of KAYS to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could adversely affect our business, financial condition and results of operations.

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

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “ EGC ”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in nonconvertible debt; or (d) the date on which the Company is deemed to be a “ large accelerated filer ,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

·	The Company is excluded from Section 404(b) of Sarbanes-Oxley, which otherwise would have required the Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The Jobs Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.

·	The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.

·	As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company .”

·	In the event that the Company registers the common stock under the Exchange Act, the Jobs Act will also exempt the Company from the following additional compensation related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act:

	(i)	the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act;

	(ii)	the requirements of Section 14A(b) of the Exchange Act relating to stockholder advisory notes on “golden parachute” compensation;

	(iii)	the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance; and

(iv)	the requirement of Section 953(b)(1) of the Dodd-Frank Act, which requires disclosure as to the relationship between the compensation of the Company’s chief executive officer and median employee pay.

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

Management, the Board of Directors and Key Consultants may be indemnified.

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

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact KAYS’s common stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

·	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;

·	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	boiler room practices involving high pressure sales tactics and unrealistic price projections by salespersons;

·	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

The principal non-affiliated stockholder of KAYS holds 1,533,131 shares of common stock and another unrelated, non-affiliated stockholder holds 20 shares of Series D Convertible Preferred Stock. Additionally, our CEO owns 2,113,345 shares of common stock and 20 shares of Series D Convertible Preferred Stock. Each Series D Preferred Share votes as 1% of the issued and outstanding common shares on an as converted, fully diluted basis. There are presently 22,172,835 shares of common stock outstanding, so factoring in the conversion of these Series D Preferred Shares means that these four parties have approximately 49.86 % of votes on matters presented to stockholders.

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

KAYS has not paid cash dividends on its shares of common stock and does not intend to do so at any time in the foreseeable future. The future payment of dividends depends upon future earnings, capital requirements, financial requirements and other factors that the companies’ board of directors will consider. Since they do not anticipate paying cash dividends on the common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of the common stock.

The conversion of the 40 shares of KAYS’ outstanding Series D Preferred stock by the CEO and an unrelated third-party shareholder would result in the issuance of an additional 14,781,890 shares of KAYS’ common stock, (without taking into effect the conversion into shares of KAYS common stock of any or all outstanding convertible debt described in this Annual Report at December 31, 2022). Accordingly, such market overhang could adversely impact the market price of the common stock.

 KAYS has 40 shares of Series D Convertible Preferred Stock outstanding, 20 shares of which are held by our CEO and 20 of which are held by an unrelated third-party shareholder. These preferred shares can be converted into a total of 14,781,890 shares of KAYS common stock which would result in substantial dilution if converted.

Additionally, as of the date of this filing the Company has convertible debt of approximately $7,000,000 principal amount (without taking into effect the accrued interest which could also be converted) which can be converted into KAYS stock at $0.08 (with certain ratchet provisions that would allow stock to be issued at lower prices in event of severe market reductions in the price of KAYS stock), subject to certain ownership volume limitations and could result in further substantial dilution if all converted.

Such market overhang of both the KAYS Series D Preferred Shares and the KAYS Convertible Debt could adversely impact the market price of KAYS’s common stock as a result of the dilution which would result if such securities were converted into shares of KAYS common stock.

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

Item 2. Properties.

Operating Leases

The Company has in Fort Lauderdale, Florida and 4 store leases in Oregon under arrangements classified as leases under ASC 842:

Effective June 1, 2019, the Company leased its current office space in Fort Lauderdale, Florida under a 2-year operating lease that expired May 31, 2021. In May 2021 the lease was extended for an additional year and in May 2022 it was also extended for an additional year and now expires May 31, 2023. The total rental payment is currently $2,079.41 per month. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease.

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

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The lease provides for increases in future minimum annual rental payments based on defined annual increase beginning with monthly payments of $4,617 and culminating in a monthly payment of $5,196. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The Company is currently in process of negotiating a termination agreement with the landlord for this landlord as this store has been closed.

The Company has right-of-use assets of $182,604_and operating lease liabilities of $193,182 as of   December 31, 2022. As noted above, the one (1) lease that the Company entered into on June 1, 2015 and the two (2) leases that the Company entered into effective April 15, 2016 are in the process of being terminated with $75,000.00 in currently escrowed funds from the sale of one of the Company’s stores to be transferred to the landlord in exchange for a satisfaction of the three leases prior to the end of April, subject to final closing of the store sale. Accordingly, there is an impairment of the right-of-use assets in the amount of $0.

Real Property

In August of 2017, the Company purchased a 26-acre parcel in Lebanon, Linn County, Oregon for $510,000 on which we intended to construct a Greenhouse Grow and Production Facility (the “Property”) and filed for OLCC licensure. In August of 2022, the Company entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the Property. CVC released its lien on the Property to enable the Company to sell the Property and utilize the proceeds therefrom for the benefit of the Company and its shareholders, without having to repay CVC the $500,000 Note held by CVC. Additionally, CVC agreed to advance certain sums against the sale of the Property (“Advances”), which amounted to $270,000 pending the sale of the Property. On February 28, 2023 we sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the advances plus interest (including an additional $100,000 borrowed from another lender’s interest) and the Company realized net proceeds of approximately $302,000,000.   The land is reflected on the balance sheet as assets held for sale for the year ended December 31, 2022 and 2021, at a value of $516,076.

In 2018, we acquired the Eugene, Oregon based Sunstone Farms grow and manufacturing facility. Pursuant to the settlement with Burwick and Sunstone Marketing described below in Item 3. Legal Proceedings, On October 12, 2021, KAYS completed the sale of its Eugene, Oregon Cannabis Production and Processing Facility for gross proceeds of $1,325,000. Funds received from the sale were used to repay certain debt and strengthen our balance sheet and for general working capital purposes, as well as provide the initial stage capital for some of the Company’s U.S. and global expansion activities, including its planned cultivation sites in Greece and Israel.

Item 3. Legal Proceedings.

From time-to-time KAYS be party to various legal proceedings in the ordinary course of business. Please see paragraphs below for results of legal proceedings during 2020 and 2021as well as a pending licensing matter with the OLCC.

Oregon Licensing Matters

In November of 2022 the Company entered into an agreement with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the period ending December 31, 2021 filed on April 18, 2022 and in the Company’s Quarterly report for the period ending March 31, 2022 filed on May 16, 2022).

Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. Since the time of the agreement the Company has entered into an asset purchase agreement for the sale of its Salem Retail Cannabis Store (“Store 2”) for $210,000.00, less a 6% closing commission and minor closing expenses. The purchase price has been deposited in escrow, with a closing anticipated to occur prior to the end of April, 2023. The net book value of the assets as of December 31, 2022 was $0   and revenue for the year ended December 31, 2022 was approximately $410,880.00.

Lawsuit from Law Offices of Ross Day

On September 9, 2022 the Company received notice from its Oregon Counsel that Day Law & Associates, P.C. (Attorney Ross Day is a former attorney for the Company) had filed suit in Washington County, Oregon seeking damages in the amount of $16,169.24 for unpaid legal fees, plus any costs, disbursements and attorney fees awarded. On March 30, 2023 the Company was advised from its current Oregon Counsel that the Court has appointed an arbitrator, and the Company intends to either seek settlement or otherwise litigate the matter based on the results of the arbitration.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Common Stock

Our common stock is currently traded on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. under the symbol “KAYS.” Such market is extremely limited. We can provide no assurance that our shares will continue to be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

Holders of Our Common Stock

As of the date of this Annual Report, we had 646 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients. As of the date of this Annual Report, CEDE held 8,860,806 shares of common stock for these stockholders. When the Company last received a report from CEDE it showed a log of 7,669 stockholders that consented to release their name to the Company for purposes of stockholder communications. Accordingly, we believe that KAYS has approximately 8,000 beneficial stockholders as of such date.

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

(1)

Recent Sales of Registered and Unregistered Securities (includes common stock, preferred stock and debt issuances/cancellations)

Convertible Debt Issuances

On August 8, 2022 the Company received $150,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share, subject to certain ratchet provisions . The Note was Due upon the earlier of the sale of the Company’s Oregon Farm Property or March 1, 2023. On February 28, 2023 the sale of the Company’s Oregon Farm Property closed and the Note was repaid in full plus 6 months minimum interest per the terms of the Note.

On November 8, 2022 the Company received $120,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share, subject to certain ratchet provisions . The Note was Due upon the earlier of the sale of the Company’s Oregon Farm Property or March 1, 2023. On February 28, 2023 the sale of the Company’s Oregon Farm Property closed and the Note was repaid in full plus 6 months minimum interest per the terms of the Note.

On December 12, 2022 the Company received $100,000 from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share, subject to certain ratchet provisions . The Note was Due upon the earlier of the sale of the Company’s Oregon Farm Property or March 1, 2023. On February 28, 2023 the sale of the Company’s Oregon Farm Property closed and the Note was repaid in full plus 6 months minimum interest per the terms of the Note.

Common Stock Issuances-

On December 15, 2022 the Board of Directors approved the issuance of 7,450,000   shares of restricted common stock to various individuals for services rendered to the Company (2,100,000 of these shares of restricted stock were issued to officers and directors of the Company for annual compensation).

All of the above securities were issued in private transactions pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and the rules and regulations thereunder.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenues

We had revenues of $685,379 for the year ended December 31, 2022, as compared to revenues of $889,899 for the year ended December 31, 2021.

Cost of Sales

We had a cost of sales of $225,107 on revenues of $685,379 for the year ended December 31, 2022 versus a cost of sales of $279,333 on revenues of $889,899 for the year ended December 31, 2021

Operating Expenses

General and administrative were $525,855 for the year ended December 31, 2022, as compared to $780,462 for the year ended December 31, 2021. Salaries and wages were $383,762 for the year ended December 31, 2022 as compared to $370,034 for the year ended December 31, 2021. The decrease in general and administrative expense categories from 2021 to 2022 reflects our shift of focus to overseas development of operations and impairment expense related to our Greek operations of $74,509. Salaries and wages remained fairly consistent and vary depending on personnel changes.

Professional fees were $1,262,095 for the year ended December 31, 2022, as compared to $889,912 for the year ended December 31, 2021, reflecting an increase of $372,183. After giving effect to all of the foregoing, total operating expenses were $2,171,712 for the year ended December 31,2022, as compared to $2,040,408 for the year ended December 31, 2021. Accordingly, our operating loss was $1,711,440 for the year ended December 31, 2022, as compared to $1,429,842 for the year ended December 31, 2021.

Interest expense

Interest expense was $629,386 for the year ended December 31, 2022, as compared to $635,810 for the year ended December 31, 2021, reflecting an increase of additional debt incurred in 2022.

Net Income (Loss)

After giving effect to an operating loss of $1,711,440 interest expense of $629,386, amortization of debt discount of $303,398, derivative liabilities expense of $0, gain on disposal/impairment of fixed assets of $17,177, change in derivative liabilities expense of $1,010,737 arising from the decrease of our stock prices which increased the volatility factors used in the derivative calculations, we had net loss from non-controlling interest of $155,080 for the year ended December 31, 2022. Additionally, the Company has accrued a tax liability of $876,017 related to potential taxes due under the IRS Code 280E.

This compares to a net loss from non-controlling interest of $331,009 for the year ended December 31, 2021, after giving effect to an operating loss of $1,429,842, interest expense of $635,810, amortization of debt discount of $333,296, derivative liabilities expense of $333,296 and gain on extinguishment of debt of $6,155 offset by other income from a change in derivative liabilities income of $12,947,095 arising from the increase of our stock prices which reduced the volatility factors used in the derivative calculations. The net income attributable to the Company for 2022 and net loss attributable to the Company for 2021 was $3,559,663 and net income of $9,724,262, respectively.

Liquidity and Capital Resources

During 2022 our cash position decreased by $541,669 to $18,330 and our negative working capital deficit was $10,359,344.

As of December 31, 2022, our working capital consisted of cash of $18,330, inventories of $11,990 and prepaid expenses of $28,158 as compared to cash of $565,979, inventories of $51,484 and prepaid expenses of $13,967 as of December 31, 2021.

Our current liabilities include accounts payable and accrued expenses of $961,396, accounts payable and accrued expenses-related parties of $23,190, accrued interest of $1,759,669, current portion of lease liability of $93,067, tax liability of $876,017, convertible notes payable- net of discount of $240,293, notes payable of $9,312 and derivative liabilities of $6,204,878 as compared to current liabilities include accounts payable and accrued expenses of $918,148, accounts payable and accrued expenses-related parties of $141,990 accrued interest of $1,152,783 current portion of lease liability of $79,875, tax liability of $782,107 convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $4,980,563 as of December 31, 2021.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2022 and 2021:

	2022	2021
Net cash (used in) operating activities	$(918,799)	$(1,043,482)
Net cash provided by investing activities	$17,177	$1,274,018
Net cash provided by financing activities	$370,000	$296,000
Net increase in cash	$531,622	$526,536

Cash Used in Operating Activities

During 2022, we had cash of $928,846 used in operating activities, as compared to cash used in operations of $1,043,482 in 2021.

Cash Provided by (Used in) Investing Activities

During 2022, we had cash of $17,177 provided by investing activities, as compared to $1,274,018 used in investing activities in 2021. Expenditures in 2022 and 2021 consisted of property and equipment.

 Cash Provided by Financing Activities

During 2022, $370,000 of convertible debt was issued, as compared to $466,000 of convertible debt issued, with repayment of $205,000 and we sold $35,000 of restricted stock in 2021.

Additional Capital

As of December 31, 2022 we had cash of $18,330 and a working capital deficiency of $10,359,344 as compared to cash of $565,979 and a working capital deficiency of $7,458,348 at December 31, 2021.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $876,017 during the year ended December 31, 2022 compared to $782,107 during the year ended December 31, 2021. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

See the Index of Consolidated Financial Statements on page F-1 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Disclosure controls and procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of December 31, 2022. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Disclosure controls and procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of December 31, 2021. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of December 31, 2022, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of December 31, 2022.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of December 31, 2022, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	62	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Director
Carrie Schwarz	62	Director
Mitchell Chupak	68	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and acting Chief Financial Officer, who is our sole executive officer, for the years ended December 31, 2022 and December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2022	$300,000		1,500,000 (3)	0	0	0	0	$300,000 (1)
	2021	$300,000		0 (3)	0	0	0	0	$300,000 (2)

(1)	Mr. Frank’s compensation for 2022 was a total of $218,802 paid in cash and $81,198 in accruals.

(2)	Mr. Frank’s compensation for 2020 was a total of $186,000 paid in cash and $114,000 in accruals.

(3)	Represents “ restricted ” shares of our common stock valued at $0.10 per share.

Mr. Frank's compensation was paid to Tudog International Consulting, Inc., of which Mr. Frank is the Chairman and a principal.

Employment and Consulting Agreements

The Company is currently not a party to any employment agreement with its executive officers. The Company has consulting agreements with Tudog International Consulting, of which firm Mr. Frank is Chairman and a Principal, for the services of Mr. Frank as CEO and acting CFO, and with BMN Consultants, Inc of which non-officer or affiliate William David Jones is President

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

Our non-employee directors are compensated with issuance of restricted common stock in amounts determined annually by the board of directors. During the year ended December 31, 2022, Carrie Schwarz and Mitchell Chupak, our two non-employee directors, were each issued 300,000 restricted shares of KAYS stock.

2022 Equity Incentive Stock Plan

In 2022 we adopted a new equity incentive plan (the 2022 Equity Incentive Plan) as our prior plan expired in 2021

Our 2022 Incentive Stock Plan, as amended (the “Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock- based awards, or any combination of the foregoing. The Plan is administered by the board of directors.

As of December 31, 2022 awards covering 4,550,000 shares have been issued under the Plan and 450,000 shares of common stock were available for issuance under the Plan.

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

Name and Address of Beneficial Owner and Directors and Executive officers:	Number of Shares of Common Stock	Number of Shares of Preferred Stock	Percentage of shares (4)

Craig Frank (1)(2)	2,113,345	20	25.71
Carrie Schwarz	360,002	0	*
Mitchel Chupak	350,601	0	*

All directors and
executive officers,
as a group (three
persons) (1)(2)	2,823,948	20	27.64%

Other 5% or greater
stockholders:
Ilan Sarid	1,533,131		4.14%
RLH Financial Partners, Inc (3)		20	20%

* Less than 1%

1.	includes shares beneficially owned by Tudog International Consulting and Drora Frank.

2.	Includes 7,390,945 shares of common stock issuable upon conversion of 20 shares of our Series D Convertible Preferred Stock held by Mr. Frank, which shares vote on an “as converted” basis.

3.	Includes 4,907,611 shares of our common stock issuable upon conversion of 20 shares of our Series D Convertible Preferred Stock held by RLH Financial Partners, Inc. which shares vote on an “as converted” basis.

4.

All values for “Percentage of Shares” owned were calculated by adding 14,781,890 (the number of shares of common stock currently issuable on the conversion of the outstanding 20 Series D Convertible shares) to 22,172,835 (the number of currently issued and outstanding shares of common stock).

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0 shares (1)	n/a	450,000 shares

Equity compensation plans not approved by security holders	0 shares	n/a

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

In mid-April 2019, we were advised by Sunstone that it had been notified that the OLCC was proposing that Sunstone’s licenses be cancelled, claiming that that Sunstone had not filed paperwork correctly with respect to the transaction or its historical ownership. At the OLCC’s Administrative Hearing Session held on October 15, 2020, the OLCC approved a settlement between the OLCC and Sunstone that required their license to either be sold to a third party (other than KAYS) or surrendered.

As the settlement between the OLCC and Sunstone, in July 2021, KAYS concluded a settlement with Sunstone Capital Partners, LLC, Sunstone Marketing Partners LLC and Bruce Burwick, the principal of Sunstone and a director of KAYS, regarding the failure to deliver to KAYS the Oregon Cannabis Production and Processing Licenses that were part of a warehouse purchase transaction in August 2018.

Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been cancelled. In addition, the Company received clear title to the warehouse facility. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility’s grow license to an unrelated third party, resigned from the Company’s board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.

In October 2021, KAYS sold the Eugene, Oregon cannabis facility for gross proceeds of $1,325,000. The funds received from the sale have been used to repay certain debt and strengthen its balance sheet, as well as general operating expenses including providing the initial stage capital for some of the Company’s U.S. and global expansion activities.

Exchange Agreement for Cancellation of Series C Preferred Shares and Issuance of Series D Preferred Shares

On December 27, 2021 the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for 50,000 Series C Preferred Shares of Kaya Holdings held by Mr. Frank and 50,000 Series C Preferred Shares of Kaya Holdings optioned by BMN from Mr. Frank and Ilan Sarid (pursuant to stock options that they each extended to BMN in 2010), 100,000 total shares.

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b) defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ; and (c) exchange the 50,000 Series C Shares ( at total of 100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain, which was applied to APIC.

Mr. Frank’s Series D shares were issued to Mr. Frank and the Series D shares issued for the option held by BMN were issued to RLH Financial Services pursuant to a private sale between BMN and RLH whereby RLH acquired the shares in exchange for a promissory note in the amount of $1,000,000.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us for professional services (a) for the years ended December 31, 2022 and 2021 by M&K CPAS, PLLC our independent public registered accounting firm .

	2022	2021
Audit fees	$38,000	$35,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
	38,000	$35,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2022 and 2021

•	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2022 and 2021

•	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended(1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the stockholders of Alternative Fuels Americas, Inc.(1)

10.2	2011 Incentive Stock Plan, as amended (1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301 (3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid(1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (3) +

21.1	Subsidiaries of Registrant (4)

23.1	Consent of M&K CPAS LLC(5)

31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.

(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2017 and Incorporated herein by reference.

(5)	Filed herewith.

+ Management compensation arrangement.

Item 16. Form 10-K Summary.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2023

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	April 27, 2023

/s/ Carrie Schwarz	Director	April 27, 2023
Carrie Schwarz

/s/ Mitchel Chupak	Director	April 27, 2023
Mitchel Chupak

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kaya Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss from continuing operations, net cash used in operations, and a lack of revenues to-date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 10, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

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

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. Additionally, we evaluated management’s disclosure of the Derivative Liabilities calculations in Note 10 of the consolidated financial statements.

/s/ M&K CPAS, PLLC
M&K CPAS, PLLC
We have served as the Company’s auditor since 2018
Firm ID 2738
Houston, TX
April 27, 2023

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and December 31, 2021

ASSETS
	(Audited)	(Audited)
	December 31, 2022	December 31, 2021
CURRENT ASSETS:
Cash and equivalents	$18,330	$565,979
Inventory	11,990	51,484
Prepaid expenses	28,158	13,967
Total current assets	58,478	631,430

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	182,604	255,770
Assets for sale	516,076	516,076
Property and equipment, net of accumulated depreciation of $358,396 and $364,331	36,720	58,657
as of December 31, 2022 and December 31, 2021, respectively
Investment in subsidiaries	22,188	25,021
Other Assets	27,175	82,159
Total non-current assets	784,763	937,683

Total assets	$843,241	$1,569,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$961,396	$918,148
Accounts payable and accrued expense-related parties	273,190	141,990
Accrued interest	1,759,669	1,152,783
Right-of-use liability - operating lease	93,067	79,875
Taxable Payable	876,017	782,107
Convertible notes payable, net of discount of $54,707 and $0	240,293	25,000
Notes payable	9,312	9,312
Derivative liabilities	6,204,878	4,980,563
Total current liabilities	10,417,822	8,089,778

NON-CURRENT LIABILITIES:
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $333,107 and $477,634	7,179,045	6,934,518
Accrued expense-related parties	500,000	500,000
Right-of-use liability - operating lease	100,115	202,722
Total non-current liabilities	8,029,160	7,887,240

Total liabilities	18,446,983	15,977,018

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized; 0 and 100,000 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 22,172,835 shares and 14,722,835 shares issued and outstanding as of December 31, 2022 and 2021, respectively	22,173	14,723
Subscriptions payable	163,630	163,630
Additional paid in capital	22,277,612	21,735,185
Accumulated deficit	(38,071,960)	(34,495,346)
Accumulated other comprehensive income	(11,027)	(3,719)
Total stockholders' deficit attributable to parent company	(15,619,572)	(12,585,527)
Non-controlling interest	(1,984,169)	(1,822,378)
Total stockholders' deficit	(17,603,741)	(14,407,905)

Total liabilities and stockholders' deficit	$843,241	$1,569,113

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Net sales	$685,379	$889,899

Cost of sales	225,107	279,333

Gross profit	460,272	610,566

Operating expenses:
Professional fees	1,262,095	889,912
Salaries and wages	383,762	370,034
General and administrative	525,855	780,462
Total operating expenses	2,171,712	2,040,408

Operating loss	(1,711,440)	(1,429,842)

Other income (expense):
Interest expense	(629,386)	(635,810)
Amortization of debt discount	(303,398)	(333,296)
Derivative liabilities expense	—	(566,080)
Gain (loss) on extinguishment of debt	—	6,155
Gain on Settlement	—	44,294
Gain on disposal	17,177	142,844
Change in derivative liabilities expense	(1,010,737)	12,947,095
Total other expense	(1,926,344)	11,605,202

Net income (loss) before income taxes	(3,637,784)	10,175,360

Provision for Income Taxes	(93,910)	(782,107)

Net income (loss)	(3,731,694)	9,393,253

Net (loss) attributed to non-controlling interest	(155,080)	(331,009)

Net income (loss) attributed to Kaya Holdings, Inc.	(3,576,614)	9,724,262

Basic net income (loss) per common share	$(0.24)	$0.66

Weighted average number of common shares outstanding - Basic	15,049,410	14,760,118

Diluted net income (loss) per common share	$(0.24)	$0.13

Weighted average number of common shares outstanding - Diluted	15,049,410	72,181,499

The accompanying notes are an integral part of these consolidated financial statements.

  Kaya Holdings, Inc. and Subsidiaries

  Consolidated Statements of Comprehensive Income

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Net income (loss)	$(3,576,614)	$9,724,262

Other comprehensive expense
Foreign currency adjustments	(14,019)	(6,711)

Comprehensive income (loss)	(3,590,633)	9,717,551

Other comprehensive income (expense)
Net loss attributed to non-controlling interest	(155,080)	(334,002)

Comprehensive loss attributable to Kaya Holdings	(3,435,553)	10,051,553

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Deficit

For the year ended December 31, 2022 (Audited) and the year ended December 31, 2021 (Audited)

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2020 (Audited)	100,000	$ 100	-	$ -	14,264,409	14,265	$ 163,880	$ 20,639,456	$ (44,219,608)	$ -	$ (1,524,182)	$ (24,926,089)

Imputed interest	-	-	-	-	-	-	-	22,438	-	-	-	22,438

Common stock issued for Cash	-	-	-	-	158,332	158	(250)	35,092	-	-	-	35,000

Common stock issued for debt conversion and interest	-	-	-	-	1,306,765	1,307	-	194,708	-	-	-	196,015

Share Cancellation	-	-	-	-	(1,006,671)	(1,007)	-	1,007	-	-	-	-

Exchanges of preferred shares - series C to series D	(100,000)	(100)	40	-	-	-	-	100	-	-	-	-

Settlement of related party accrued compensation	-	-	-	-	-	-	-	559,058	-	-	-	559,058

Reclassification of derivative liabilities to additional paid in capital	-	-	-	-	-	-	-	283,326	-	-	-	283,326

Business combination of foreign entities	-	-	-	-	-	-	-	-	-	-	35,805	35,805

Translation Adjustment	-	-	-	-	-	-	-	-	-	(3,719)	(2,992)	(6,711)

Net loss	-	-	-	-	-	-	-	-	9,724,262	-	(331,009)	9,393,253

Balance, December 31, 2021 (Audited)	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Balance, December 31, 2021 (Audited)	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Imputed interest	-	-	-	-	-	-	-	22,500	-	-	-	22,500

Common stock issued for services	-	-	-	-	5,350,000	5,350	-	361,125	-	-	-	366,475

Common stock issued for services - related parties	-	-	-	-	2,100,000	21,000	-	141,750	-	-	-	143,850

Settlement of related party accrued compensation	-	-	-	-	-	-	-	17,052	-	-	-	17,052

Translation Adjustment	-	-	-	-	-	-	-	-	-	(7,308)	(6,711)	(14,019)

Net Income	-	-	-	-	-	-	-	-	(3,576,614)	-	(155,080)	(3,731,694)

Balance, December 31, 2022 (Audited)	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,277,612	$ (38,071,960)	$ (10,813)	$ (1,984,169)	$ (17,603,741)

The accompanying notes are an integral part of these consolidated financial statements.

            Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows   (Audited)

	For The	For The
	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES:
Net income (loss)	$(3,576,614)	$9,724,262
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(155,080)	(298,196)
Depreciation	21,937	119,039
Imputed interest	22,500	22,438
Impairment expense	74,509	—
Loss (gain) on disposal of fixed assets	(17,177)	(142,844)
Loss (gain) on settlement of debt	—	(44,294)
Gain on extinguishment of debt	—	(6,155)
Derivative expense	—	566,080
Change in derivative liabilities	1,010,737	(12,947,095)
Amortization of debt discount	303,398	333,296
Shares issued for service	366,475	—
Shares issued for service - related parties	143,850	—
Changes in operating assets and liabilities:
Prepaid expense	(14,191)	(1,832)
Inventory	39,494	(3,866)
Right-of-use asset	96,904	66,990
Deposit	—	(65,652)
Other assets	(14,684)	6,667
Accrued interest	606,886	595,874
Accounts payable and accrued expenses	43,248	35,350
Accounts payable and accrued expenses - Related Parties	148,252	354,937
Right-of-use liabilities	(113,153)	(140,588)
Deferred tax liabilities	93,910	782,107

Net cash provided by(used in) operating activities	(918,799)	(1,043,482)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,721)
Proceeds from sales of fixed assets	17,177	1,285,739

Net cash provided by investing activities	17,177	1,274,018

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	—	35,000
Proceeds from convertible debt	370,000	466,000
Non-controlling contribution	—	(205,000)

Net cash provided by financing activities	370,000	296,000

NET INCREASE (DECREASE) IN CASH	(531,622)	526,536

Effects of currency translation on cash and cash equivalents	(16,072)	(3,719)

CASH BEGINNING BALANCE	565,979	43,162

CASH ENDING BALANCE	$18,330	$565,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	17,500

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Adoption of lease standard ASC 842	23,738	—
Settlement of accounts payable with note payable	—	55,000
Reclassification of derivative liability to additional paid in capital	—	283,326
Initial derivative liability on convertible notes payable	213,598	316,000
Value of common shares issued for conversion of principal and interest	—	196,015
Value of common shares cancelled	—	(1,007)
Capitalization of interest pursuant to amended agreement	—	18,992
Shares issued for cash from stock payable	—	250
Settlement of related party liabilities in excess of net book value of asset distributed	17,052	559,058
Preferred stock exchange-related party	—	100

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

The Company has four subsidiaries: Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and was formed on March 27, 2014 to maintain ownership of the Company’s Oregon based cannabis operations, 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which held ownership of the Company’s 26 acre property in Lebanon, Oregon (inactive since Feb 28, 2023 when the subject property was sold), Kaya Brand International, Inc., a Florida Corporation (“KBI”) which is majority-owned and was formed on October 14, 2019 to expand the business overseas (active) and Fifth Dimension Therapeutics, Inc., a Florida corporation which is majority owned (“FTD”) and was formed on December 13, 2022 to develop and maintain ownership of the Company’s planned Psychedelic Clinics targeting Psilocybin and Ketamine Treatments

MJAI develops and operates the Company’s legal cannabis retail operations in Oregon through controlling ownership interests in five Oregon limited liability companies: MJAI Oregon 1 LLC (active), MJAI Oregon 2 LLC (inactive), MJAI Oregon 3 LLC (inactive) , MJAI Oregon 4 LLC (inactive) and MJAI Oregon 5 LLC (inactive).

MJAI Oregon 1 LLC is the entity that holds the licenses for the Company’s retail store operations. MJAI Oregon 5 LLC is the entity that held the license application for the Company’s 26 acre farm property in Lebanon Oregon (property sold 2/28/23, inactive since that date).

KBI is the entity that holds controlling ownership interests in Kaya Farms Greece, S.A. (a Greek corporation) and Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation). These two entities were formed to facilitate expansion of the Company’s business in Greece and Israel respectively.

Fifth Dimension Therapeutics, Inc. (FTD) is the entity that was formed to hold interests in Psilocybin and Ketamine treatment facilities, with operations initially targeted for Oregon and Florida.

Nature of the Business

In January 2014, KAYS incorporated MJAI, a wholly owned subsidiary, to focus on opportunities in the legal recreational and medical marijuana in the United States. MJAI has concentrated its efforts in Oregon, where through controlled Oregon limited liability companies, it initially secured licenses to operate a medical marijuana dispensary (an “MMD”) and following legalization of recreational cannabis use in Oregon, secured licenses to operate four retail outlets and purchased 26 acres for development as a legal cannabis cultivation and manufacturing facility. The Company has developed the Kaya Shack™ brand for its retail operations and the Kaya Farms ™ brand for its cannabis growing and processing operations.

On July 3, 2014 opened its first Kaya Shack™ MMD in Portland, Oregon.  Between April of 2014 and December 31, 2022, KAYS owned and operated four (4) Kaya Shack™ retail cannabis medical and recreational dispensaries, three (3) Medical Marijuana Grow sites licensed by the OHA and two (2) Recreational Marijuana grow sites licensed by the OLCC (all in Oregon). The statuses of these operations are as follows:

The first Kaya Shack™ (Kaya Shack™ Store 1) opened in 2014 still maintains operations in Portland, Oregon at the same address as an Oregon Liquor and Cannabis Commission (OLCC) licensed medical and recreational marijuana retailer.

Kaya Shack™ Store 2 was closed in December, 2022 as part of a sale and surrender agreement that the Company entered into with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the period ending December 31, 2021 filed on April 18, 2022 and in the Company’s Quarterly report for the period ending March 31, 2022 filed on May 16, 2022). Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. Since the time of the agreement the Company has entered into an asset purchase agreement for the sale of its Salem Retail Cannabis Store (“Store 2”) for $210,000.00, less a 6% closing commission and minor closing expenses. The purchase price has been deposited in escrow, with a closing anticipated to occur prior to the end of April, 2023, subject to the receipt of approval from the Oregon Liquor Control and Cannabis Commission for the new licensee. The net book value of the assets as of December 31, 2022 was $0   and revenue for the year ended December 31, 2022 was approximately $410,880.00.

Kaya Shack™ Store 3 and Kaya Shack™ Store 4 were both closed due to consolidation moves by the Company in 2020 and 2021, respectively, and the Company let the licenses lapse.

The three (3) Medical Marijuana Grows owned and operated by the Company through Oregon Health Authority (OHA) Licensure between 2015 and 2017 were all closed by the Company due to changing market conditions as OLCC Licensure of recreational marijuana came about and medical grow sites became economically unfeasible.

In August of 2017, the Company purchased a 26-acre parcel in Lebanon, Linn County, Oregon for $510,000 on which we intended to construct a Greenhouse Grow and Production Facility (the “Property”) and filed for OLCC licensure. In August of 2022, the Company entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the Property. CVC released its lien on the Property to enable the Company to sell the Property and utilize the proceeds therefrom for the benefit of the Company and its shareholders, without having to repay CVC the $500,000 Note held by CVC. Additionally, CVC agreed to advance certain sums against the sale of the Property (“Advances”), which amounted to $270,000 pending the sale of the Property. On February 28, 2023 we sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the advances plus interest (including an additional $100,000 borrowed from another lender interest) and the Company realized net proceeds of approximately $302,000,000. The land is reflected on the balance sheet as assets held for sale for the year ended December 31, 2022 and 2021, at a value of $516,076.

On August 18, 2018, the Company purchased the assets of Eugene, Oregon based Sunstone Farms which was licensed by the OLCC for cannabis production and processing. The purchase included a 12,000 square foot building housing and indoor grow facility, as well as equipment for growing and extraction activity. The purchase price of $1.3 was paid for by the issuance of 12 million shares of KAYS restricted stock, and the seller also purchased 2.5 million restricted shares for $250,000 in cash in a private transaction with the Company, and became a Board Member of Kaya Holdings. In mid-April, 2019 the OLCC filed an administrative proceeding proposing that the facility’s licenses (the “Licenses”) be cancelled, claiming that Sunstone had not filed paperwork correctly with respect to the transaction and the historical ownership of Bruce Burwick, the seller of the facility to the Company. Neither the Issuer nor any of its agents, consultants, employees or related entities was named as a respondent to the action. On March 31, 2021 the Company entered into a settlement with Sunstone and Burwick regarding the failure to deliver to KAYS the Licenses. Bruce Burwick surrendered to KAYS all 1,006,671 shares of our common stock issued to him in connection with the transaction (after adjustments for a 15:1 reverse split this was the 800,003 shares issued for the facility purchase, the 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS), and the Company received clear title to the warehouse facility. Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. On October 12, 2021, KAYS completed the sale of its Eugene, Oregon Cannabis Production and Processing Facility for gross proceeds of $1,325,000.

On September 26, 2019, the Company formed the majority owned subsidiary Kaya Brands International, Inc. (“KBI”) to serve as the Company’s vehicle for expansion into worldwide cannabis markets. Between September of 2019 and December 31, 2022 KBI has formed majority-owned subsidiaries in both Greece and Israel and its local operating subsidiaries have acquired interests in various licenses and entities as noted below:

On June 7, 2020, Kaya Shalvah (“Kaya Farms Israel” or “KFI”), a majority owned subsidiary of KBI) was incorporated by the Company’s Israel Counsel. On March 30, 2021 the Company confirmed that its Israeli subsidiary, Kaya Shalvah has been awarded its initial permit from the "YAKAR", the Department for Medical Cannabis in the Israeli Ministry of Health, to develop an Israeli cannabis cultivation and processing facility. This initial permit grants Kaya Shalvah permission to proceed with its plans to develop commercial scale cannabis cultivation and processing in Israel.

On November 27, 2020, Kaya Farms Greece, S.A. (“KFG”, a majority owned subsidiary of KBI) was incorporated by the Company’s Greek Counsel. On December 31, 2020, the Company entered into a joint venture agreement with Greekkannabis, PC (“GKC”, an Athens, Greece based cannabis company) and executed a formal agreement to acquire 50% of GKC which was completed in 2021. GKC has been issued two (2) Installation Licenses for construction of two medical cannabis cultivation and processing projects in Greece- one in Epidaurus, Greece and the other in Thebes, Greece. Neither of the subject properties are currently owned or optioned by GKC or its operating subsidiaries, but the land for the potential project in Epidaurus is owned by one of the Greek Partner’s families and the Land in Thibes is currently available for purchase or option and the Company believes it could acquire either of the Properties once funding and market conditions allow. Alternatively, both licenses are in good order, and can be transferred to a new location pending Greek Government approval.

On December 13, 2022 the Company formed Fifth Dimension Therapeutics ™ (“FTD”, a Florida Corporation) to seek to provide psychedelic services to sufferers of treatment resistant mental health diseases such as depression, PTSD and other mental health disorders. The Company has begun to populate the Board of FTD and its oldest Oregon employee, Bryan Arnold, has become one of the initial eighteen graduates to obtain Psilocybin Facilitator certification in the State of Oregon. Bryan’s Facilitation application (along with the other 17 graduates of this first state approved course) is currently pending review with the OHA, and the Company expects to file a Facilitation Clinic License application once he is approved and they have secured appropriate space on good terms. Additionally, the Company expects to enroll additional potential licensee candidates within the coming months to bolster its ranks of OHA Licensed Psilocybin Facilitators. open its first Psilocybin Clinic.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of December 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $3,576,614 for the year ended December 31, 2022 and net income of $9,724,262 for the twelve months ended December 31, 2021. The decrease in net income is due to the changes in derivative liabilities, the decrease in amortization of debt discount and derivative liabilities expense, as well as the company continues to have operating losses. At December 31, 2022 the Company has a working capital deficiency of $10,359,344 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Wholly owned subsidiaries:

·	Alternative Fuels Americas, Inc. (a Florida corporation)

·	34225 Kowitz Road, LLC (an Oregon LLC)

Majority-owned subsidiaries:

Kaya Brands International, Inc. (a Florida Corporation)

Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation) majority owned subsidiary of KBI)

Kaya Farms Greece, S.A. (a Greek Corporation) majority owned subsidiary of KBI)

·	Marijuana Holdings Americas, Inc. (a Florida corporation)

o	MJAI Oregon 1 LLC

o	MJAI Oregon 2 LLC (inactive)

o	MJAI Oregon 3 LLC (inactive)

o	MJAI Oregon 4 LLC (inactive)

o	MJAI Oregon 5 LLC (inactive)

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of December 31, 2022, Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 1, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

The Company owns 75% of Fifth Dimension Therapeutics, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2022 is $11,990 and $51,484 as of December 31, 2021. Inventory allowance and impairment were $0 and $0 as of December 31, 2022 and December 31, 2021, respectively.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $93,910 during the year ended December 31, 2022 compared to $782,107 during the year ended December 31, 2021. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$18,330	$-	$-
Total assets	18,330	-	-
Liabilities
Convertible debentures, net of discounts of $387,814	-	-	7,419,338
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	6,204,878
Total liabilities	-	-	13,624,216
	$18,330	$-	$(13,624,216)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$565,979	$-	$-
Total assets	565,979	-	-
Liabilities
Convertible debentures, net of discounts of $477,634	-	-	6,959,518
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	4.980.563
Total liabilities	-	-	11,940,081
	$565,979	$-	$(11,940,081)

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2022.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(Audited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	30,713	30,713
Furniture & Fixtures	42,965	42,965
HVAC	44,430	44,430
Land	533,778	533,778
Leasehold Improvements	147,636	147,636
Machinery and Equipment	69,312	69,312
Sign	12,758	12,758
Vehicle	24,000	51,872
Total	911,192	939,064
Less: Accumulated Depreciation	(358,396)	(364,331)
Property, Plant and Equipment - net	$552,796	$574,733

Depreciation expense totaled of $21,937 and $119,039 for the twelve months ended December 31, 2022 and 2021, respectively. Due to the closure of 2 stores, the Company removed net assets of $173,658 and recorded a loss of disposal of fixed asset $173,658 during the years ended December 31, 2020.

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

Additionally, the second Fiat was transferred to Mr. Frank in lieu of $17,000   in fees owed him. See Note 10 for additional information.

On October 12, 2021, KAYS completed the sale of its Eugene, Oregon Cannabis Production and Processing Facility for gross proceeds of $1,325,000. The Company recorded a net gain on disposal of $113,861.

During the year ended December 31, 2022, the Company sold a third vehicle which reduced our assets and accumulated depreciation by $13,936 and recorded a gain on disposal of assets of $17,177.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022 (Audited)	December 31, 2021 (Audited)
Other Receivable	$10,668	$—
Rent Deposits	11,016	11,016
Security Deposits	5,491	71,143
Non-Current Assets	$27,175	$82,159

Due to the closure of 2 stores, the Company recorded a loss on deposits expensed against rent of $11,016, during year ended December 31, 2021. During year-end December 31, 2022, the Company impaired $74,509 in deposits for the Greece operation that was forfeited .

NOTE 6 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 4.40% to 4.77%, volatility ranging from 170.53% to 179.63%, trading prices ranging from $0.06 per share to $0.10 per share and a conversion price ranging from $005 to $0.08 per share. The total derivative liabilities associated with these notes were $6,204,878 at December 31, 2022 and $4,980,563 at December 31, 2021.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			12/31/2022	12/31/2021

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-25	82,391	82,391
C	Convertible		X	8.0%	1-Jan-25	41,195	41,195
D	Convertible		X	8.0%	1-Jan-25	262,156	262,156
O	Convertible		X	8.0%	1-Jan-25	136,902	136,902
P	Convertible		X	8.0%	1-Jan-25	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-25	65,274	65,274
S	Convertible		X	8.0%	1-Jan-25	63,205	63,205
T	Convertible		X	8.0%	1-Jan-25	313,634	313,634
CC	Convertible		X	10.0%	1-Jan-24	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-25	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-25	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-25	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-25	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-25	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-25	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-25	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-25	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-25	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-25	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-25	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-25	121,727	121,727
XX	Convertible		X	8.0%	1-Jan-25	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-25	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-25	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-25	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-25	87,066	87,066
DDD	Convertible		X	8.0%	1-Jan-25	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-25	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-25	79,422	79,422
JJJ	Convertible		X	8.0%	1-Jan-25	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-25	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-25	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-25	95,979	95,979
SSS	Convertible		X	8.0%	1-Jan-25	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-25	80,000	80,000
VVV	Convertible		X	8.0%	1-Jan-25	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-25	60,000	60,000
XXX	Convertible		X	8.0%	1-Jan-25	100,000	100,000
YYY	Convertible		X	8.0%	1-Jan-25	50,000	50,000
ZZZ	Convertible		X	8.0%	1-Jan-25	40,000	40,000
AAAA	Convertible		X	8.0%	1-Jan-25	66,000	66,000
BBBB	Convertible	X		12.0%	1-Mar-23	150,000	-
CCCC	Convertible	X		10.0%	1-Mar-23	120,000	-
DDDD	Convertible	X		10.0%	31-Dec-24	100,000	-

Total Convertible Debt						7,807,152	7,437,152
Less: Discount						(387,814)	(477,634)
Convertible Debt, Net of Discounts						$ 7,419,338	$ 6,959,518
Convertible Debt, Net of Discounts, Current						$ 240,293	$ 25,000
Convertible Debt, Net of Discounts, Long-term						$ 7,179,045	$ 6,934,518

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR YEAR ENDED DECEMBER31, 2022

On  August 8, 2022, the Company received $150,000 from the issuance of convertible debt to the Cayman Venture Capital Fund pursuant to the January 2018 Financing Agreement, as amended. Interest is stated at 12%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due in March 1, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

On  November 8, 2022, the Company received $120,000 from the issuance of convertible debt with a third- party individual. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on March 1, 2023. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

On December 12, 2022, the Company received $100,000 from the issuance of convertible debt with a third- party individual. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 9 for further details.

On December 31, 2022, the Company and various noteholders agree to modify the maturity date to December 31,2025 of all notes that were due to mature on December 31, 2024. No other terms of the convertible notes were changed.

NOTE 7 – NON-CONVERTIBLE DEBT

	December 31, 2022	December 31, 2021
Note 5	$9,312	$9,312
Total Non-Convertible Debt	$9,312	$9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of December 31, 2022 with an outstanding balance of $9,312.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2025 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $22,500 and $22,500 for the year ended December 31, 2022 and year ended December 31, 2021, respectively. As of December 31, 2022, the balance of the debt was $250,000. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001, of which 100,000 shares have been designated as Series C convertible preferred stock (“Series C” or “Series C preferred stock”). The Company has 10,000,000 shares of preferred stock authorized. The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers and other rights, as it deems appropriate.

Each share of Series C has 434 votes on any matters submitted to a vote of the stockholders of the Company and is entitled to dividends equal to the dividends of 434 shares of common stock. Each share of Series C preferred stock is convertible at any time at the option of the holder into 434 shares of common stock.

On December 27, 2021 the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for 50,000 Series C Preferred Shares of Kaya Holdings held by Mr. Frank and 50,000 Series C Preferred Shares of Kaya Holdings optioned by BMN from Mr. Frank and Ilan Sarid (pursuant to stock options extended to BMN in 2010), 100,000 total shares.

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b) defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ; and (c) exchange the 50,000 Series C Shares ( at total of 100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Mr. Frank’s Series D shares were issued to Mr. Frank and the Series D shares issued for the option held by BMN were issued to RLH Financial Services pursuant to a private sale between BMN and RLH whereby RLH acquired the shares in exchange for a promissory note in the amount of $1,000,000.

Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain of $559,058.

The Company has 500,000,000 shares of common stock authorized with a par value of $0.001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights.

On December 15, 2022 the Board of Directors approved the issuance of 2,900,000 shares of common stock to various individuals for services rendered to the Company. The shares were issued in accordance with Rule 144. The shares were valued at the market price of $0.0685 per share on the date of issuance.

On December 15, 2022 the Board of Directors approved the issuance of 4,550  ,000 shares of common stock to recipients of the plan (the shares were issued prior to the end of 2022). The remaining balance of the shares available in the plan is 450,000 shares. A total of 2,100,000 of these shares were issued as Officer and Director Compensation as follows:1,500,000 shares of common stock to our CEO Craig Frank  300,000 shares of common stock to Carries Schwarz  300,000 shares of common stock to Mitchell Chupak, as annual award compensation, per their agreements.   The balance of 1,750,000 shares of commons stock was issued third parties for ser ices rendered to the Company. By agreement the shareholders agreed to a three year lock-up agreement. The shares were valued at the market price of $0.0685 per share on the date of issuance.

As of December 31, 2022, there were 22,172,835 shares of common stock outstanding.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 4.40% to 4.77%, volatility ranging from 170.53% to 179.63%, trading prices ranging from $0.06 per share to $0.10 per share and a conversion price ranging from $005 to $0.08 per share. The total derivative liabilities associated with these notes were $4,741,207at December 31, 2022 and $4,980,563 at December 31, 2021.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2021	$4,980,563
Initial	213,579
Change in Derivative Values	1,010,736
Conversion of debt-reclass to APIC	—
Balance as of December 31, 2022	$6,204,878

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $213,579 and $589,033 for the new notes issued for years ended December 31, 2022 and 2021, respectively.

The Company recorded derivative liability expense of $0 and $566,080 for the years ended December 31, 2022 and 2021, respectively.

The Company recorded a change in the value of embedded derivative liabilities expense of $1,010,737 and a gain of $12,947,095 for the year ended December 31, 2022 and 2021, respectively.

NOTE 10 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $387,814 and $477,637 as of December 31, 2022 and 2021, respectively.

The Company recorded the amortization of debt discount of $303,339 and $333,296 for the years ended December 31, 2022 and 2021, respectively.

The Company reclassified derivative liabilities of $0 to additional paid in capital due to debt conversion for the year ended December 31, 2022 and $283,326 for year ended December 31, 2021

NOTE 11 – RELATED PARTY TRANSACTIONS

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of December 31, 2022, the accrued compensation was approximately $500,000.   By agreement of the parties, the accrued compensation will not be paid until January 1,, 2025 and has been recorded as a long-term liability. As of December 31, 2022, the Company also had $273,190 of accounts payable due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

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

On August 30, 2021 the Company elected to dispose of two (2) of the four (4) Fiat cars that it owned that it was not using. The four cars were originally purchased in September of 2017 for prices ranging from $13,584.00 to $14,992.

After a review of market pricing the Company was able to sell one of the cars to Carvana for $14,460.00 and the funds were used for general working capital. Additionally, the second Fiat was transferred to Mr. Frank in lieu of $15,000in fees owed him. After adjusting for net book value, the Company recorded $12,453 to additional paid in capital.

On December 27, 2021 the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for 50,000 Series C Preferred Shares of Kaya Holdings held by Mr. Frank and 50,000 Series C Preferred Shares of Kaya Holdings optioned by BMN from Mr. Frank and Ilan Sarid (pursuant to stock options that they each extended to BMN in 2010), 100,000 total shares.

Pursuant to the terms and conditions of this Agreement, the Holders each agreed to (a) waive payment of approximately $338,000 of Accrued Compensation; (b) defer payment of the remaining balance of Accrued Compensation owed to each of them of approximately $250,000 until January 1, 2025 ; and (c) exchange the 50,000 Series C Shares ( at total of 100,000) for twenty (20) Series D Convertible Preferred Shares of Kaya Holdings Stock. Each Share of 40 Series D Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into one percent (1%) of the Company’s Fully Diluted Capitalization as of the Conversion Date. This resulted in a related party gain, which was applied to APIC. Mr. Frank’s Series D shares were issued to Mr. Frank and the Series D shares issued for the option held by BMN were issued to RLH Financial Services pursuant to a private sale between BMN and RLH whereby RLH acquired the shares in exchange for a promissory note in the amount of $1,000,000.

On December 1, 2022, the Company priced a its one remaining vehicle with Carvana and received a offer for $14,510 In lieu of accepting the bid and partially paying Mr. Frank’s invoices which were still due from August, 2022, the Company agreed to transfer title to the car to him in settlement of $17,000.00 in fees that were due him in August (these are fees that are not being deferred and would otherwise be paid in cash, and cost the Company $2,490.00 more in fees if the car was sold).

On December 15, 2022 the Board of Directors approved the issuance of a total of 2,100,000 shares as Officer and Director Compensation as follows:1,500,000 shares of common stock to our CEO Craig Frank   300,000 shares to Carries Schwarz  300,000 shares to Mitchell Chupak, as annual award compensation, per their agreements.

NOTE 12 – STOCK OPTION PLAN

On September 15, 2022 the Company approved the 2022 Equity Incentive Plan, which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2022 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2022 Incentive Stock Plan is administered by the board of directors.

On December 15, 2022 the Board of Directors approved the issuance of 4, 550,000   shares of stock to recipients of the plan (the shares were issued prior to the end of 2022). The remaining balance of the shares available in the plan is 450,000 shares. The shares were valued at $0.0685, the closing market price on the date of issuance.

NOTE 13 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post -reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. As of December 31, 2022, the warrants have expired.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. As of December 31, 2022, the warrants have expired.

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

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2021	332,825	0.4744455	1.09
Granted	-	-	-
Exercised	-	-	-
Expired	(16,667)	-	-
Balance as of December 31, 2022	316,158	0.4744455	0.36

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several operating leases for an office in Fort Lauderdale, Florida and four retail store locations in Oregon under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021 at a rate of $1,802 per month. On June 1, 2021 the lease was extended for another year and on June 1 in 2022 the lease was extended for an additional year. The current monthly payment inclusive of sales tax and operating expenses is $2,079 with right of use liabilities of $0. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is now on a month-to-month basis.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $2,950 with right of use liabilities of $45,884 as of December 31, 2022.

Effective May 22, 2015, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. In May 2020, the lease had been extended to May 31, 2025. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was extended for an additional 5 years. The current monthly payment is $5,140 with right of use liabilities of $137,138 as of December 31, 2022. This lease is in process of being terminated pursuant to agreement reached with landlord- see note below.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $0 with right of us liabilities of $0. This lease is in process of being terminated pursuant to agreement reached with landlord- see note below.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $0 with right of us liabilities of $0. This lease is in process of being terminated pursuant to agreement reached with landlord- see note below.

As noted above, the one (1) lease that the Company entered into on June 1, 2015 and the two (2) leases that the Company entered into effective April 15, 20 16 are in the process of being terminated with $75,000.00 in currently escrowed funds from the sale of one of the Company’s stores to be transferred to the landlord (subject to final closing of the store sale) in exchange for a satisfaction of the three leases prior to the end of April.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $182,604 and operating lease liabilities of $193,182 as of December 31, 2022. Operating lease expense for the years ended December 31, 2022 and 2021 were $193,182 and $194,689, respectively. Due to the closure of 2 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company has recorded $0 in impairment charges related to right-of-use assets during the year ended December 31, 2022.

Maturity of Lease Liabilities at December 31, 2022	Amount
2023	109,600
2024	76,617
2025	27,041
Later years	-
Total lease payments	213,258
Less: Imputed interest	(2,006)
Present value of lease liabilities	$193,182

NOTE 15- INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income.

The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act increase the Company’s deferred tax asset related to the Company’s net operating loss by approximately $3,427,125 and increase the Company’s valuation allowance by approximately $3,427,125 resulting in no impact to the Company’s financials.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022, and 2021 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2022 and 2021 are 21% and 21%, respectively.

The Company has net operating loss carry forwards of approximately $14,305,991 at December 31, 2022 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2022	Year Ending December 31, 2021
Deferred Tax Asset	3,255,125	2,891,850
Valuation Allowance	(3,255,125)	(2,891,850)
Net Deferred Tax Asset	$—	$—

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $876,017 during the year ended December 31, 2022 compared to $782,107 during the year ended December 31, 2021. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the property the Company owned in Lebanon, Oregon, which the Company intended to develop as a cannabis grow and production facility (the “Property”).

Pursuant to the CVC Agreement, CVC released its $500,000 mortgage lien on the Property, to enable the Company to sell the Property and utilize the proceeds therefrom for the benefit of the Company and its shareholders, without having to repay CVC the $500,000 Note held by CVC.

Additionally, CVC agreed to advance certain sums against the sale of the Property (“Advances”), which included $150,000 advanced at the time the CVC Agreement was entered into and $120,000 which was advanced to the Company on November 10, 2022. The advances bear interest at the rate of 10% per annum and are convertible into shares of our common stock at $0.08 per share, subject to market adjustment.

On February 28, 2023 we sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the advances and an additional short-term loan of $100,000 (plus interest due of $5,000). After such repayments, the Company realized net proceeds of approximately $302,000. The land is reflected on the balance sheet as assets held for sale for the year ended December 31, 2022 and 2021, at a value of $516,076.

Additionally, the Company has entered into an asset purchase agreement for the sale of its Salem Retail Cannabis Store (“Store 2”) for $210,000.00, less a 6% closing commission and minor closing expenses. The purchase price has been deposited in escrow, with a closing anticipated to occur prior to the end of April 2023, as the OLCC has approved the license transfer. $75,000 of the proceeds has been set aside from the escrowed deposit to settle the three (3) leases that the Company had in Salem, Oregon (Store 2 which was the subject of this sale and Stores 3 and 4 which had been closed previously; all 3 leases were with the same landlord. The net book value of the assets as of December 31, 2022 was $9,111 and revenue for the year ended December 31, 2022 was approximately $410,880.00.

The Company intends to utilize the net proceeds of approximately $500,000 from both the sale of the Property and Store 2, for general working capital including the resolution of its three non-performing store leases in South Oregon, the development of its planned Oregon Psilocybin business and planned Florida hybrid Ketamine Clinic and Telehealth business, as well as for the enhancement of its Portland Kaya Shack Retail Cannabis store to create a streamlined model designed to facilitate franchising efforts and development of its international projects.

On April 19, 2023, the Company negotiated a Lease Release agreement for a lease of space for MJAI Oregon 1, LLC. Under the terms of the release the landlord agreed to release the Company from the lease and to settle all claims against the Company for a one-time payment of $75,000.

