Form 10-K/A
period 2022-12-31
Kaya Holdings, Inc.
filed 2023-05-19
CIK 1530746

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to amend “Item 8. Financial Statements and Supplementary Data of the Company’s previously filed Annual Report on Form 10-K for the Year ended December 31, 2022, to provide inadvertently omitted disclosure regarding Assets Held for Sale in Footnotes 3, 4, 5 to the consolidated financial statements included in such Item.

As used herein , the terms “ KAYS,” “the Company,” “we ,” “us” and “our” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

Item 8. Financial Statements and Supplementary Data.

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

51

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

Derivative Liabilities

As discussed in Note 11, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

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

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. Additionally, we evaluated management’s disclosure of the Derivative Liabilities calculations in Note 11 of the consolidated financial statements.

/s/ M&K CPAS, PLLC
M&K CPAS, PLLC
We have served as the Company’s auditor since 2018
Firm ID 2738
Houston, TX
April 27, 2023 (except for note 4 and 5 and the related policy in note 3, as to which the date is May 19, 2023)

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

On November 27, 2020, Kaya Farms Greece, S.A. (“KFG”, a majority owned subsidiary of KBI) was incorporated by the Company’s Greek Counsel. On December 31, 2020, the Company entered into a joint venture agreement with Greekkannabis, PC (“GKC”, an Athens, Greece based cannabis company) and executed a formal agreement to acquire 50% of GKC which was completed in 2021. GKC has been issued two (2) Installation Licenses for construction of two medical cannabis cultivation and processing projects in Greece- one in Epidaurus, Greece and the other in Thebes, Greece. Neither of the subject properties are currently owned or optioned by GKC or its operating subsidiaries, but the land for the potential project in Epidaurus is owned by one of the Greek Partner’s families and the Land in Thebes is currently available for purchase or option and the Company believes it could acquire either of the Properties once funding and market conditions allow. Alternatively, both licenses are in good order, and can be transferred to a new location pending Greek Government approval.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 8.

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

Assets Held for Sale

The Company classifies an asset group (‘asset’) as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in general and administrative expenses in the period in which the held for sale criteria are met. Conversely, gains are generally not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(Audited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	30,713	30,713
Furniture & Fixtures	42,965	42,965
HVAC	44,430	44,430
Land	17,702	17,702
Leasehold Improvements	147,636	147,636
Machinery and Equipment	69,312	69,312
Sign	12,758	12,758
Vehicle	24,000	51,872
Total	395,116	422,988
Less: Accumulated Depreciation	(358,396)	(364,331)
Property, Plant and Equipment - net	$36,720	$58,657

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

NOTE 5 – ASSETS HELD FOR SALE

The carrying amount of assets classified as held for sale at December 31, 2022 and 2021, is $516,076.

At December 31, 2022 and 2021, assets held for sale mainly referred to property the Company owned in Lebanon, Oregon, which the Company had intended to develop as a cannabis grow and production facility. All transactions that resulted in the reclassification of assets held for sale at December 31, 2022, are already completed in 2023. See Note 18 for more details.

NOTE 6 – NON-CURRENT ASSETS

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

NOTE 7 – CONVERTIBLE DEBT

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

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR YEAR ENDED DECEMBER 31, 2022

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

On  November 8, 2022, the Company received $120,000 from the issuance of convertible debt with a third- party individual. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on March 1, 2023. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 10 for further details.

On December 12, 2022, the Company received $100,000 from the issuance of convertible debt with a third- party individual. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2024. This note has a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model, see Note 10 for further details.

On December 31, 2022, the Company and various noteholders agree to modify the maturity date to December 31,2025 of all notes that were due to mature on December 31, 2024. No other terms of the convertible notes were changed.

NOTE 8 – NON-CONVERTIBLE DEBT

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

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On December 27, 2021, the Company entered into an Exchange Agreement with Craig Frank and BMN Consultants, Inc. for 50,000 Series C Preferred Shares of Kaya Holdings held by Mr. Frank and 50,000 Series C Preferred Shares of Kaya Holdings optioned by BMN from Mr. Frank and Ilan Sarid (pursuant to stock options extended to BMN in 2010), 100,000 total shares.

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

On December 15, 2022, the Board of Directors approved the issuance of 2,900,000 shares of common stock to various individuals for services rendered to the Company. The shares were issued in accordance with Rule 144. The shares were valued at the market price of $0.0685 per share on the date of issuance.

On December 15, 2022, the Board of Directors approved the issuance of 4,550  ,000 shares of common stock to recipients of the plan (the shares were issued prior to the end of 2022). The remaining balance of the shares available in the plan is 450,000 shares. A total of 2,100,000 of these shares were issued as Officer and Director Compensation as follows: 1,500,000 shares of common stock to our CEO Craig Frank  300,000 shares of common stock to Carries Schwarz  300,000 shares of common stock to Mitchell Chupak, as annual award compensation, per their agreements.   The balance of 1,750,000 shares of commons stock was issued third parties for ser ices rendered to the Company. By agreement the shareholders agreed to a three-year lock-up agreement. The shares were valued at the market price of $0.0685 per share on the date of issuance.

As of December 31, 2022, there were 22,172,835 shares of common stock outstanding.

NOTE 10 - DERIVATIVE LIABILITIES

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 4.40% to 4.77%, volatility ranging from 170.53% to 179.63%, trading prices ranging from $0.06 per share to $0.10 per share and a conversion price ranging from $005 to $0.08 per share. The total derivative liabilities associated with these notes were $4,741,207 at December 31, 2022 and $4,980,563 at December 31, 2021.

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

NOTE 11 – DEBT DISCOUNT

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

The Company reclassified derivative liabilities of $0 to additional paid in capital due to debt conversion for the year ended December 31, 2022 and $283,326 for year ended December 31, 2021

NOTE 12 – RELATED PARTY TRANSACTIONS

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

After a review of market pricing the Company was able to sell one of the cars to Carvana for $14,460.00 and the funds were used for general working capital. Additionally, the second Fiat was transferred to Mr. Frank in lieu of $15,000 in fees owed him. After adjusting for net book value, the Company recorded $12,453 to additional paid in capital.

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

On December 1, 2022, the Company priced its one remaining vehicle with Carvana and received an offer for $14,510 In lieu of accepting the bid and partially paying Mr. Frank’s invoices which were still due from August, 2022, the Company agreed to transfer title to the car to him in settlement of $17,000.00 in fees that were due him in August (these are fees that are not being deferred and would otherwise be paid in cash, and cost the Company $2,490.00 more in fees if the car was sold).

On December 15, 2022 the Board of Directors approved the issuance of a total of 2,100,000 shares as Officer and Director Compensation as follows:1,500,000 shares of common stock to our CEO Craig Frank   300,000 shares to Carries Schwarz  300,000 shares to Mitchell Chupak, as annual award compensation, per their agreements.

NOTE 13 – STOCK OPTION PLAN

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16- INCOME TAXES

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

Note 17- SUBSEQUENT EVENTS

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2022 and 2021

•	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2022 and 2021

•	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended(1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the stockholders of Alternative Fuels Americas, Inc.(1)

10.2	2011 Incentive Stock Plan, as amended (1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301 (3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid(1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (3) +

21.1	Subsidiaries of Registrant (4)

23.1	Consent of M&K CPAS LLC(5)

31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.

(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2017 and Incorporated herein by reference.

(5)	Previously filed.
(6)	Filed herewith.

+ Management compensation arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2023

KAYA HOLDINGS, INC.

By:	/s/ Craig Frank
Craig Frank
Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer