Form 10-Q
period 2023-03-31
Kaya Holdings, Inc.
filed 2023-05-22
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of May 15, 2023, the Issuer had 22,172,835 shares of its common stock outstanding.

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

Part I

Item 1 Condensed Consolidated Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

ASSETS
	(Unaudited)	(Audited)
	March 31, 2023	December 31, 2022
CURRENT ASSETS:
Cash and equivalents	$30,489	$18,330
Inventory	10,979	11,990
Prepaid expenses	23,058	28,158
Total current assets	64,526	58,478

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	156,927	182,604
Assets for sale	—	516,076
Property and equipment, net of accumulated depreciation of $361,914 and $358,396 as of March 31, 2023 and December 31, 2022, respectively	33,203	36,720
Investment in subsidaries	22,874	22,188
Other Assets	27,349	27,175
Total non-current assets	240,353	784,763

Total assets	$304,879	$843,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$948,655	$961,396
Accounts payable and accrued expense-related parties	329,828	273,190
Accrued interest	1,887,578	1,759,669
Right-of-use liability - operating lease	91,064	93,067
Taxable Payable	882,490	876,017
Convertible notes payable, net of discount of $0 and $0	25,000	240,293
Notes payable	9,312	9,312
Derivative liabilities	5,516,270	6,204,878
Total current liabilities	9,690,197	10,417,822

NON-CURRENT LIABILITIES:
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $206,271 and $333,107	7,205,881	7,179,045
Accrued expense-related parties	500,000	500,000
Right-of-use liabiliy - operating lease	75,908	100,115
Total non-current liabilities	8,031,789	8,029,160

Total liabilities	17,721,986	18,446,982

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized; 0 and 100,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding at March 31, 2023 and December 31, 2021, respectively	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 0 shares and 22,172,835 shares issued as of March 31, 2023 and 22,172,835 shares outstanding as of December 31, 2022 , respectively	22,173	22,173
Subscriptions payable	163,630	163,630
Additional paid in capital	22,428,785	22,277,612
Accumulated deficit	(38,004,801)	(38,071,960)
Accumulated other comprehensive income	(12,814)	(11,027)
Total stockholders' deficit attributable to parent company	(15,403,027)	(15,619,572)
Non-controlling interest	(2,014,080)	(1,984,169)
Total stockholders' deficit	(17,417,107)	(17,603,741)

Total liabilities and stockholders' deficit	$304,879	$843,241

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	For The	For The
	Three-months Ended	Three-months Ended
	March 31, 2023	March 31, 2022

Net sales	$48,245	$188,664

Cost of sales	16,597	63,900

Gross profit	31,648	124,764

Operating expenses:
Professional fees	231,249	200,756
Salaries and wages	42,131	99,278
General and administrative	94,146	153,674
Total operating expenses	367,526	453,708

Operating loss	(335,878)	(328,944)

Other income (expense):
Interest expense	(162,039)	(152,869)
Amortization of debt discount	(181,543)	(67,082)
Gain on disposal	177,883	—
Change in derivative liabilities expense	542,983	(549,005)
Total other income	377,284	(768,956)

Net income from continuing operations before income taxes	41,406	(1,097,900)

Provision for Income Taxes	(6,473)	—

Net income (loss)	34,933	(1,097,900)

Net loss attributed to non-controlling interest	(32,226)	(24,124)

Net income (loss) attributed to Kaya Holdings, Inc.	67,159	(1,073,776)

Basic net income per common share	$0.00	$0.07

Weighted average number of common shares outstanding - Basic	22,172,835	14,722,835

Diluted net income per common share	$0.00	$0.07

Weighted average number of common shares outstanding - Diluted	142,469,412	14,722,835

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)	(Unaudited)
	For The	For The
	Three-months Ended	Three-months Ended
	March 31, 2023	March 31, 2022

Net income (loss)	$67,159	$(1,073,776)

Other comprehensive expense
Foreign currency adjustments	528	(4,156)

Comprehensive income (loss)	67,687	(1,077,932)

Other comprehensive income (expense)
Net loss attirbuted to non-controlling interest	(32,226)	(26,233)

Comprehensive loss attributatable to Kaya Holdings	99,913	(1,051,699)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The	For The
	Three-months Ended	Three-months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES:
Net income (loss)	$67,159	$(1,073,776)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(32,226)	(24,124)
Depreciation	3,517	8,027
Imputed interest	5,548	5,548
Change in derivative liabilities	(542,983)	549,005
Amortization of debt discount	181,543	67,082
Loss (gain) on disposal of fixed assets	(177,883)	—
Changes in operating assets and liabilities:
Prepaid expense	5,100	—
Inventory	1,011	9,707
Right-of-use asset	25,677	23,401
Deposit	—	(5,533)
Other assets	—	(11,066)
Accrued interest	127,909	147,322
Accounts payable and accrued expenses	(12,741)	(3,528)
Accounts payable and accrued expenses - Related Parties	56,638	(15,285)
Right-of-use liabilities	(26,210)	(38,412)
Deferred tax liabilities	6,473	—

Net cash provided by(used in) operating activities	(311,468)	(361,632)

INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	693,959	—

Net cash provided by investing activities	693,959	—

FINANCING ACTIVITIES:
Payments on convertible debt	(370,000)	—

Net cash provided by financing activities	(370,000)	—

NET INCREASE (DECREASE) IN CASH	12,491	(361,632)

Effects of currency translation on cash and cash equivalents	(332)	(1,708)

CASH BEGINNING BALANCE	18,330	43,162

CASH ENDING BALANCE	$30,489	$202,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	28,582	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Settlement of derivative liabilites	145,625	—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Deficit
For the three months ended March 31, 2023 (Unaudited) and the year ended December 31, 2022 (Audited)

	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Subscription Payable	Additional Paid-in	Accumulated	Accumulated Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Loss	Interest	Deficit

Balance, December 31, 2021 (Audited)	—	$—	40	$—	14,722,835	$14,723	$163,630	$21,735,185	$(34,495,346)	$(3,719)	$(1,822,378)	$(14,407,905)

Imputed interest	—	—	—	—	—	—	—	5,548	—	—	—	5,548

Translation Adjustment	—	—	—	—	—	—	—	—	—	(2,047)	(2,109)	(4,156)

Net Income	—	—	—	—	—	—	—	—	(1,073,776)	—	(24,124)	(1,097,900)

Balance, March 31, 2022 (Unaudited)	—	$—	40	$—	14,722,835	$14,723	$163,630	$21,740,733	$(35,569,122)	$(5,766)	$(1,848,611)	$(15,504,413)

Balance, December 31, 2022 (Audited)	—	$—	40	$—	22,172,835	$22,173	$163,630	$22,277,612	$(38,071,960)	$(11,027)	$(1,984,169)	$(17,603,741)

Imputed interest	—	—	—	—	—	—	—	5,548	—	—	—	5,548

Settlement of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	145,625	—	—	—	145,625

Translation Adjustment	—	—	—	—	—	—	—	—	—	(1,787)	2,315	528

Net Income	—	—	—	—	—	—	—	—	67,159	—	(32,226)	34,933

Balance, March 31, 2023	—	$—	40	$—	22,172,835	$22,173	$163,630	$22,428,785	$(38,004,801)	$(12,814)	$(2,014,080)	$(17,417,107)

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

Kaya Shack™ Store 2 was closed in December, 2022 as part of a sale and surrender agreement that the Company entered into with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the period ending December 31, 2021 filed on April 18, 2022 and in the Company’s Quarterly report for the period ending March 31, 2022 filed on May 16, 2022). Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. Since the time of the agreement the Company has entered into an asset purchase agreement for the sale of its receipt of approval from the Oregon Liquor Control and Cannabis Commission for the new licensee. On April 21, 2023 the Company concluded the sale of its Kaya Shack™ Store 2 Retail Cannabis Store (“Store 2”) for $210,000, less a 6% closing commission and minor closing expenses. After these expenses and paying $75,000 to resolve three non-performing store leases in South Oregon, the Company netted $118,900. The net book value of the assets as of December 31, 2022 was $0   and revenue for the year ended December 31, 2022 was approximately $410,880.00.

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

In August of 2017, the Company purchased a 26-acre parcel in Lebanon, Linn County, Oregon for $510,000 on which we intended to construct a Greenhouse Grow and Production Facility (the “Property”) and filed for OLCC licensure. In August of 2022, the Company entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the Property. CVC released its lien on the Property to enable the Company to sell the Property and utilize the proceeds therefrom for the benefit of the Company and its shareholders, without having to repay CVC the $500,000 Note held by CVC. Additionally, CVC agreed to advance certain sums against the sale of the Property (“Advances”), which amounted to $270,000 pending the sale of the Property. On February 28, 2023 we sold the Property for a price of $770,312, less commissions and customary closing costs. The net proceeds of the sale were used to repay the advances plus interest (including an additional $100,000 borrowed from another lender interest) and the Company realized net proceeds of approximately $302,111. The land was reflected on the balance sheet as assets held for sale for the year ended December 31, 2022 and 2021, at a value of $516,076.

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

On June 7, 2020, Kaya Shalvah (“Kaya Farms Israel” or “KFI”), a majority owned subsidiary of KBI) was incorporated by the Company’s Israel Counsel. On March 30, 2021 the Company confirmed that its Israeli subsidiary, Kaya Shalvah has been awarded its initial license and permit from the "YAKAR", the Department for Medical Cannabis in the Israeli Ministry of Health, to develop an Israeli cannabis cultivation and processing facility. This initial license and permit grants Kaya Shalvah permission to proceed with its plans to develop commercial scale cannabis cultivation and processing in Israel. The license and permit are in good order and can be assigned to a location for development and licensure pending approval from the Yakar.

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

On December 13, 2022, the Company formed Fifth Dimension Therapeutics ™ (“FTD”, a Florida Corporation) to seek to provide psychedelic services to sufferers of treatment resistant mental health diseases such as depression, PTSD and other mental health disorders. The Company has begun to populate the Board of FTD and its oldest Oregon employee, Bryan Arnold, has become one of the initial eighteen graduates to obtain Psilocybin Facilitator certification in the State of Oregon. Bryan’s Facilitation application (along with the other 17 graduates of this first state approved course) is currently pending review with the OHA, and the Company expects to file a Facilitation Clinic License application once he is approved and they have secured appropriate space on good terms. Additionally, the Company expects to enroll additional potential licensee candidates within the coming months to bolster its ranks of OHA Licensed Psilocybin Facilitators as it moves forward with plans to open its first Psilocybin Clinic, subject to completion of financing and regulatory approvals.

On February 15, 2023 KAYS reached an agreement in principle with Florida-based Total Holistic Center™ ("Total Holistic") to assist FDT with the development of its ketamine treatment model as a first step in the launch of its planned Fifth Dimension Therapeutics Mind Care Clinics and Telehealth Services.

Initial plans call for co-locating the Company's ketamine business within Total Holistic Center's existing offices in Boca Raton and Miami Beach upon the completion of required protocols. The hybrid Ketamine Clinic and Telehealth model will operate under the direction of Dr. Anya Temer, who will initially serve as FDT's Medical Director in Florida. KAYS and Total holistic are currently working out the details of their final agreement and expect to move forward with licensing and operations over the next Quarter subject to financing and licensing.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of March 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had net income of $67,159 for the three months ended March 31, 2023 and net loss of $1,073,776 for the three months ended March 31, 2022. The increase in net income is due to the changes in derivative liabilities, as well as the gain on the sale of assets. At March 31, 2023 the Company has a working capital deficiency of $9,625,671 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of March 31, 2023, Kaya owns 65% of Marijuana Holdings Americas, Inc.

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of March 31, 2023 is $10,979 and $11,990 as of December 31, 2022. Inventory allowance and impairment were $0 and $0 as of March 31, 2023 and December 31, 2022, respectively.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $6,473 during the three months ended March 31, 2023 compared to $0 during the three months ended March 31, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$30,489	$-	$-
Total assets	30,489	-	-
Liabilities
Convertible debentures, net of discounts of $206,271	-	-	7,230,881
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	5,516,270
Total liabilities	-	-	12,747,151
	$30,489	$-	$(12,747,151)

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$18,330	$-	$-
Total assets	18,330	-	-
Liabilities
Convertible debentures, net of discounts of $333,107	-	-	7,419,338
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	6,204,878
Total liabilities	-	-	13,624,216
	$18,330	$-	$(13,624,216)

 The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 9.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial convete8rsion feature.

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

Cost of Sales

Cost of sales represents costs directly related to the purchase of goods and third party testing of the Company’s pr

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2023.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2023 and December 31, 2021:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ATM Machine	$5,600	$5,600
Computer	30,713	30,713
Furniture & Fixtures	42,965	42,965
HVAC	44,430	44,430
Land	17,703	17,702
Leasehold Improvements	147,636	147,636
Machinery and Equipment	69,312	69,312
Sign	12,758.00	12,758
Vehicle	24,000	24,000
Total	395,117	395,116
Less: Accumulated Depreciation	(361,914)	(358,396)
Property, Plant and Equipment - net	$33,203	$36,720

Depreciation expense totaled of $3,518 and $8,027 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 – ASSETS HELD FOR SALE

At December 31, 2022 assets held for sale mainly referred to property the Company owned in Lebanon, Oregon, which the Company had intended to develop as a cannabis grow and production facility. All transactions that resulted in the reclassification of assets held for sale at December 31, 2022, are already completed in 2023.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, the Company entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the property the Company owned in Lebanon, Oregon, which the Company intended to develop as a cannabis grow and production facility (the “Property”).

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

On February 28, 2023 we sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the advances and an additional short-term loan of $100,000 (plus interest due of $5,000). After such repayments, the Company realized a gain on disposal of assets of $177,883.

The carrying amount of assets classified as held for sale at March 31, 2023 and December 31, 2022 was $516  ,076 and $0, respectively.

NOTE 6 – NON-CURRENT ASSETS

Other assets consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Rent Deposits	$11,016	$11,016
Security Deposits	5,491	5,491
Other Receivable	10,842	10,668
Non-Current Assets	$27,349	$27,175

During the three months ended March 31, 2023, our other receivables increased $174, related to changes of currency exchange rate .

NOTE 7 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 4.06% to 4.94%, volatility ranging from 162.88% to 174.38%, trading prices was $0.065 per share and a conversion price ranging from $0.05 to $0.08 per share. The total derivative liabilities associated with these notes were $5,516,270 at March 31, 2023 and $6,204,878 at December 31, 2022.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			3/31/2023	12/31/2022

A	Convertible	X		10.0%	1-Jan-17	25,000	$25,000
B	Convertible		X	8.0%	1-Jan-25	82,391	82,391
C	Convertible		X	8.0%	1-Jan-25	41,195	41,195
D	Convertible		X	8.0%	1-Jan-25	262,156	262,156
O	Convertible		X	8.0%	1-Jan-25	136,902	136,902
P	Convertible		X	8.0%	1-Jan-25	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-25	65,274	65,274
S	Convertible		X	8.0%	1-Jan-25	63,205	63,205
T	Convertible		X	8.0%	1-Jan-25	313,634	313,634
CC	Convertible		X	10.0%	1-Jan-25	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-25	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-25	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-25	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-25	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-25	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-25	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-25	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-25	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-25	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-25	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-25	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-25	121,727	121,727
XX	Convertible		X	8.0%	1-Jan-25	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-25	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-25	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-25	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-25	87,066	87,066
DDD	Convertible		X	8.0%	1-Jan-25	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-25	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-25	79,422	79,422
JJJ	Convertible		X	8.0%	1-Jan-25	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-25	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-25	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-25	95,979	95,979
SSS	Convertible		X	8.0%	1-Jan-25	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-25	80,000	80,000
VVV	Convertible		X	8.0%	1-Jan-25	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-25	60,000	60,000
XXX	Convertible		X	8.0%	1-Jan-25	100,000	100,000
YYY	Convertible		X	8.0%	1-Jan-25	50,000	50,000
ZZZ	Convertible		X	8.0%	1-Jan-25	40,000	40,000
AAAA	Convertible		X	8.0%	1-Jan-25	66,000	66,000
BBBB	Convertible	X		12.0%	1-Mar-23	-	150,000
CCCC	Convertible	X		10.0%	1-Mar-23	-	120,000
DDDD	Convertible	X		10.0%	31-Dec-24	-	100,000

Total Convertible Debt						7,437,152	7,807,152
Less: Discount						(206,271)	(387,819)
Convertible Debt, Net of Discounts						$ 7,230,881	$ 7,419,333
Convertible Debt, Net of Discounts, Current						$ 25,000	$ 240,288
Convertible Debt, Net of Discounts, Long-term						$ 7,205,881	$ 7,179,045

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR QUARTER ENDED MARCH 31, 2023

As previously reported for the quarter ended September 30, 2023, the Company entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the property the Company owned in Lebanon, Oregon, which the Company intended to develop as a cannabis grow and production facility (the “Property”).

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

NOTE 8 – NON-CONVERTIBLE DEBT

	March 31, 2023	December 31, 2022
Note 5	$9,312	$9,312
Total Non-Convertible Debt	$9,312	$9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of March 31, 2023 with an outstanding balance of $9,312.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2025 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period. The Company used the stated rate of 9% as imputed interest rate, which was $5,548 and $22,500 for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the balance of the debt was $250,000.

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

There were no new issuances of common stock during the three months ended March 31, 2023.

As of March 31, 2023, there were 22,172,835 shares of common stock outstanding.

NOTE 10 – DERIVATIVE LIABILITIES

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 4.06% to 4.94%, volatility ranging from 162.88% to 174.38%, trading prices was $0.065 per share and a conversion price ranging from $0.05 to $0.08 per share. The total derivative liabilities associated with these notes were $5,516,270 at March 31, 2023 and $6,204,878 at December 31, 2022.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2021	$6,204,878
Initial	—
Change in Derivative Values	(542,983)
Settlement of debt-reclass to APIC	(145,625)
Balance as of December 31, 2022	$5,516,270

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded income from settlement of debt, reclassed to APIC of $145,625 and $0 for the three months ended March 31, 2023 and 2022, respectively.

The Company recorded a change in the value of embedded derivative liabilities gain of $542,983 and a loss of $549,005 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 11 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $206,271 and $333,107 as of March 31, 2023 and December 31, 2022, respectively.

The Company recorded the amortization of debt discount of $181,543 and $67,082 for the three months ended March 31, 2023 and 2022, respectively.

The Company reclassified derivative liabilities of $0 to additional paid in capital due to debt conversion for the three months ended March 31 and the year ended December 31, 2022.

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

NOTE 14 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post -reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. As of March 31, 2023, the warrants have expired.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. As of March 31, 2023, the warrants have expired.

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

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2022	316,158	0.4744455	0.36
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of December 31, 2022	316,158	0.4744455	0.36

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has one operating lease for an office in Fort Lauderdale, Florida, one retail store location in Oregon under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021 at a rate of $1,802 per month. On June 1, 2021 the lease was extended for another year and on June 1 in 2022 the lease was extended for an additional year. The current monthly payment inclusive of sales tax and operating expenses is $2,079 with right of use liabilities of $0. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease is in process of being extended as it terminates on May 30, 2023.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $2,950 with right of use liabilities of $38,042.69 as of March 31, 2023.

Effective May 22, 2015, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. In May 2020, the lease had been extended to May 31, 2025. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was extended for an additional 5 years. The current monthly payment is $5,140 with right of use liabilities of $124,819 as of March 31, 2023.This lease was terminated as of April 19, 2023 as part of a settlement with the Landlord on the three (3) outstanding retail store leases that the Company had outstanding in Salem, Oregon for locations that were closed, and no funds are owed for the leases.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $0 with right of us liabilities of $0. This lease was terminated as of April 19, 2023 as part of a settlement with the Landlord on the three (3) outstanding retail store leases that the Company had outstanding in Salem, Oregon for locations that were closed, and no funds are owed for the leases.

Effective April 15, 2016, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring April 15, 2021. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $0 with right of us liabilities of $0. This lease was terminated as of April 19, 2023 as part of a settlement with the Landlord on the three (3) outstanding retail store leases that the Company had outstanding in Salem, Oregon for locations that were closed, and no funds are owed for the leases.

As noted above, the one (1) lease that the Company entered into on June 1, 2015 and the two (2) leases that the Company entered into effective April 15, 20 16 were terminated as part of a settlement with the landlord entered into on April 19, 2023 concurrent with a payment of $75,000 which resolved all outstanding liabilities of the Company and its subsidiaries for the leases.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $39,184 and operating lease liabilities of $42,154 as of March 31, 2023. Operating lease expenses for the three months ended March 31, 2023 and 2022 were $14,808 and $44,073, respectively. The big changes were due to the discontinued operation of the three stores. As the closure of 3 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company has recorded $0 in impairment charges related to right-of-use assets during the three months ended March 31, 2023.

Maturity of Lease Liabilities at March 31, 2023	Amount
2023	79,092
2024	76,617
2025	27,041
Later years	—
Total lease payments	182,750
Less: Imputed interest	(15,778)
Present value of lease liabilities	$166,972

Note 16- SUBSEQUENT EVENTS

Sale of Salem Oregon Cannabis Dispensary

In November of 2022 the Company entered into an agreement with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the year ended December 31, 2021, the Company’s Quarterly report for the quarter ended March 31, 2022 and the Company’s Annual Report on form 10-K for the year ended December 31, 2022). Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license.

On April 21, 2023 the Company concluded the sale of its Salem Retail Cannabis Store (“Store 2”) for $210,000, less a 6% closing commission and minor closing expenses. After these expenses and paying $75,000 to resolve three non-performing store leases in South Oregon, the Company netted $118,900.

On April 19, 2023, the Company negotiated a Lease Release agreement for a lease of space for MJAI Oregon 1, LLC. Under the terms of the release the landlord agreed to release the Company from the lease and to settle all claims against the Company for a one-time payment of $75,000 which was to be paid from the sale of its retail location in Southern Oregon which was the subject of the agreement described above.

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

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has operated and maintained over the past seven years in Oregon. Additionally, the Company currently maintains a genetic library of seeds for over 150 top strains of cannabis that it has assembled from its own grow operations, contract growers, vendors for its retail stores and other commercial sources which it intends to utilize to launch international grow operations in Israel, Greece and elsewhere.

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

Sale of Salem Oregon Cannabis Dispensary

In November of 2022 the Company entered into an agreement with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the year ended December 31, 2021, the Company’s Quarterly report for the quarter ended March 31, 2022 and the Company’s Annual Report on form 10-K for the year ended December 31, 2022). Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license.

On April 21, 2023 the Company concluded the sale of its Salem Retail Cannabis Store (“Store 2”) for $210,000, less a 6% closing commission and minor closing expenses. After these expenses and paying $75,000 to resolve three non-performing store leases in South Oregon, the Company netted $118,900.

The Company is in process of intends to utilize the net proceeds of approximately $420,000 from both the sale of the Property and Store 2, for general working capital including the development of its planned Oregon psilocybin business and planned Florida hybrid ketamine treatment Clinic facilities, as well as for the enhancement of its Portland Kaya Shack™ retail cannabis store to create a streamlined model designed to facilitate franchising efforts and development of its international projects. Additionally, the Company is also evaluating other locations in the United States to pursue other domestic licensed retail cannabis operations.

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

Kaya Farms Greece

On January 11, 2021, KAYS/KBI, through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG") executed an agreement to acquire 50% of Greekkannabis (“GKC", an Athens based cannabis company) GKC. The first 25% was acquired in January, 2021 and the remaining 25% was acquired in July, 2021.

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

Additionally, GKC is working to produce CBD and THC Cannabis products originally developed by Kaya Holdings through contract manufacturing agreements it is developing and supply these branded products to the European Union as regulations permit.

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

Potential Cannabis Projects in development for 2024 and beyond:

·	International distribution of CBD and Hemp extracted products in development under Company brands, with select distribution in the United States also under consideration.

·	Potential licensing of certain cannabis brands based on KAYS experience in Oregon in select U.S. and European markets with the goal of establishing royalty revenue.

·	Sales of cannabis and derivative products from planned Greek facility into Germany and other legal E.U. markets.

·	Sales of cannabis and derivative products from planned Israeli facility in Israel and other legal markets.

·	Expansion of Kaya Shack™ retail footprint through franchising in US and also Europe/Israel (as permitted by law).

Fifth Dimension Therapeutics- Psychedelics Business Plan

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

On January 25, 2023 the Company confirmed that attorney Glenn E.J. Murphy was welcomed as a founding member to the FDT Board of Directors. Glenn will assist FDT with introductions to pharmaceutic companies seeking data and access to psychedelic patients, as well as advising on the development of intellectual property, structure of potential joint ventures, funding opportunities, acquisitions, and other related endeavors. Glenn has twenty-five years of private and corporate practice, including ten years in-house with the Henkel Group and more than fifteen years in private practice, Glenn's experience has touched on most every aspect of intellectual property practice.

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

KAYS is moving to establish a Psilocybin Treatment Center in Oregon, but is also keeping abreast of developments in other states such as California, Colorado, Hawaii and Washington as well as international locations to locate Psilocybin Service Centers as regulations unfold.

Ketamine Clinics

On February 15, 2023 KAYS reached an agreement in principle with Florida-based Total Holistic Center™ ("Total Holistic") to assist FDT with the development of its ketamine treatment model as a first step in the launch of its planned Fifth Dimension Therapeutics Mind Care Clinics and Telehealth Services.

Initial plans call for co-locating the Company's ketamine business within Total Holistic Center's existing offices in Boca Raton and Miami Beach upon the completion of required protocols. The hybrid Ketamine Clinic and Telehealth model will operate under the direction of Dr. Anya Temer, who will initially serve as FDT's Medical Director in Florida. KAYS and Total holistic are currently working out the details of their final agreement and expect to move forward with licensing and operations over the next Quarter subject to financing and licensing.

The Science of Psychedelics and Treatment Resistant Mental Health Issues

It is estimated that approximately every 40 seconds someone in the world commits suicide due to treatment resistant Depression, Post Traumatic Stress Disorder (PTSD), severe drug and alcohol addiction and other debilitating mental health illnesses. While anti-depressants and anti-anxiety medications offer various levels of relief for a significant number of people suffering from these conditions, it is estimated that the medications do not work for in excess of 40% of those afflicted and their life is an endless struggle with no relief provided from the current treatment regimens.

Ketamine has emerged as an effective off label treatment for treatment resistant depression (TRD) and other mental health diseases, potentially providing a new lease on life for millions worldwide for whom current medications do not work. Additionally, Psilocybin may soon be available as a mainstream medical treatment for these treatment resistant mental health issues and diseases as part of a Global Psychedelics Market estimated to exceed US$10 Billion by 2027.

Ketamine was FDA approved it as an anesthetic for people in 1970 and was used in treating injured soldiers on the battlefields in the Vietnam War. Since that time Emergency responders began to give it to an agitated patient who, for example, they have rescued from a suicide attempt, which has led Doctors to realize that the drug had powerful effects against depression and suicidal thoughts.

Today, Ketamine has been repurposed as an off-label analgesic and antidepressant. Extensive investigation of its rapid anti-depressive effects has been a breakthrough offering a potential lifesaving reprieve to those suffering from Treatment Resistant Depression (TRD) and has also been shown to reduce suicidal ideation in depressed patients at risk for suicide. Similarly, the administration of ketamine was effective at reducing depressive symptoms, acute suicidal behavior, and mood lability in youth with TRD and bipolar disease.

In 2019, the Food and Drug Administration (FDA) approved a nasal spray called esketamine, derived from ketamine-an anesthetic that has made waves for its surprising antidepressant effect. Intranasal esketamine is the only form of ketamine that has been FDA-approved as a treatment for TRD. However, Physicians have been prescribing racemic ketamine off-label to patients with depression for at least two decades. Additionally, Telehealth providers deliver oral tablets of ketamine that are taken at home for convenience with remote monitoring equipment and protocols for safety (also an off-label use). Using an approved drug for unapproved purposes (such as Ozempic for weight loss) is legal with the patient's informed consent.

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

A 2020 study in the Journal of the American Medical Association Psychiatry found that 71% of the patients with severe, previously treatment-resistant depression, showed “clinically significant improvement” that lasted at least four weeks and with “low potential” for addiction after treatment with Psilocybin.. Speaking on the study one of the study’s co-authors, Alan Davis, a neuroscience researcher at Ohio State University and adjunct professor at the Johns Hopkins Center for Psychedelic and Consciousness Research stated, “I would say at this stage the research is showing that in safe settings, this provides relief from debilitating mental health problems for some people.”

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

Kaya Shack™ retail outlets are designed to be open 7 days a week. Operations follow an operational manual that details procedures for 18 areas of operation including safety, compliance, store opening, store closing, merchandising, handling of cash, inventory control, product intake, store appearance and employee conduct.

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

The Company currently maintains a genetic library of seeds for over 150 top strains of cannabis that it has assembled from its own grow operations, contract growers, vendors for its retail stores and other commercial sources which it intends to utilize to launch international grow operations in Israel, Greece and elsewhere.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenues

We had revenues of $48,245 for the three months ended March 31, 2023, as compared to revenues of $188,664 for the three months ended March 31, 2022. The decrease in revenues is a result of a decreased retail footprint in Oregon as the Company moves towards developing overseas cannabis operations and the Psychedelics market.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2023 was $16,597 compared to cost of goods sold of $63,900 for the three months ended March 31, 2022. The decrease in cost of goods sold was due to the decrease in revenues but this expense as a percentage of revenues was largely unchanged.

Salaries and Wages

Salaries and Wages decreased to $42,131 for the three months ended March 31, 2023 as compared to $99,278 for the three months ended March 31, 2022. The decrease in salaries and wages was due to a decreased retail footprint.in Oregon.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $94,146 for the three months ended March 31, 2023 as compared to $153,674 for the three months ended March 31, 2022. The decrease in this category of expenses was due to both a reduction in the Oregon retail footprint as well as from cost saving reductions in general corporate expenses.

Professional Fees

Professional fees were $231,249 for the three months ended March 31, 2023, as compared to $200,756 for the three months ended March 31, 2022.

Gain or Loss on disposal of Assets

Gain on disposal of assets was $177,883 for the three months ended March 31, 2023, as compared to $0 for the three months ended March 31, 2022. The change was due to the value of assets that were disposed of during this period that resulted in a gain.

Interest Expense

Interest expense increased slightly to $162,039 for the three months ended March 31, 2023 from $152,869 for the three months ended March 31, 2022.

Amortization of Debt Discount

Amortization of debt discount was $181,543 for the three months ended March 31, 2023, as compared to $67,082 for the three months ended March 31, 2022. The increase in this category was due to the repayment of loans during this quarter.

Derivative Liabilities Expense

Gain on settlement of derivative liabilities applied to APIC increased to $145,625 for the three months ended March 31, 2023 from $0 for the three months ended March 31, 2022. These changes were due to convertible notes settled by repayment in cash..

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was gain of $542,983 for the three months ended March 31, 2023 compared to an expense of $549,005 for the three months ended March 31, 2022. These changes were due to changes in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income was an income of $377,284 for the three months ended March 31, 2023 as compared to a loss of $768,956 for the three months ended March 31, 2022. The $377,284 income was due largely to a change in derivative liability expenses resulting from cash repayments of three convertible notes as well as the volatility factors used in the derivative calculations.

Net Income (Loss)

We had net income of $34,933 for the three months ended March 31, 2023, as compared to a net loss of $1,097,900 for the three months ended March 31, 2022. The majority of our gain during the three-month period ending March 31, 2023 was a result of the derivative liabilities associated with our convertible debt as well as more volatility factors used in the derivative calculations. The non-controlling interest for the three months ended March 31, 2023 and 2022 was a loss of $32,226 and a loss of $24,124 respectively.

Liquidity and Capital Resources

During the first quarter of 2023 our cash position increased by $12,159 to $30,489 and our negative working capital deficit was $9,625,671.

As of March 31, 2023, our working capital consisted of cash of $30,489, inventories of $10,979 and prepaid expenses of $23,058 as compared to cash of $18,330, inventories of $11,990 and prepaid expenses of $28,158, as of December 31, 2022.

Our current liabilities include accounts payable and accrued expenses of $948,655, accounts payable and accrued expenses-related parties of $329,828 accrued interest of $1,887,578, current portion of lease liability of $91,064, tax liability of $882,490, convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $5,516,270, as compared to accounts payable and accrued expenses of $961,396 accounts payable and accrued expenses-related parties of $273,190 accrued interest of $1,759,669, current portion of lease liability of $93,067, tax liability of $876,017, convertible notes payable- net of discount of $240,293, notes payable of $9,312 and derivative liabilities of $6,204,878 as of December 31, 2022.

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

Convertible Note Repayments

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of March 31, 2023. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of March 31, 2023. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of March 31, 2023.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023. (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of March 31, 2023, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended March 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time KAYS be party to various legal proceedings in the ordinary course of business. Pleases see paragraphs below for status and results of legal proceedings during Q-1 2023.

Lawsuit from Law Offices of Ross Day

On September 9, 2022 the Company received notice from its Oregon Counsel that Day Law & Associates, P.C. (Attorney Ross Day is a former attorney for the Company) had filed suit in Washington County, Oregon seeking damages in the amount of $16,169.24 for unpaid legal fees, plus any costs, disbursements and attorney fees awarded. On March 30, 2023 the Company was advised from its current Oregon Counsel that the Court has appointed an arbitrator, and the Company intends to either seek settlement or otherwise litigate the matter based on the results of the arbitration. No settlement has been reached and the Company’s Oregon Counsel has advised the Company that he expects to receive an arbitration date for late August, 2023.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Dated: May 22, 2023

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

