Form 10-Q
period 2023-06-30
Kaya Holdings, Inc.
filed 2023-08-21
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2023.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of August 21, 2023, the Issuer had 22,172,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

ASSETS
	(Unaudited)	(Audited)
	June 30, 2023	December 31, 2022
CURRENT ASSETS:
Cash and equivalents	125,887	$18,330
Inventory	12,569	11,990
Prepaid expenses	11,153	28,158
Total current assets	149,609	58,478

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	27,316	182,604
Assets for sale	—	516,076
Property and equipment, net of accumulated depreciation of $365,211 and $358,396	29,905	36,720
as of March 31, 2023 and December 31, 2022, respectively
Investment in subsidiaries	22,458	22,188
Other Assets	27,421	27,175
Total non-current assets	107,100	784,763

Total assets	$256,709	$843,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$910,023	$961,396
Accounts payable and accrued expense-related parties	280,301	273,190
Accrued interest	2,038,262	1,759,669
Right-of-use liability - operating lease	29,716	93,067
Taxable Payable	889,856	876,017
Convertible notes payable, net of discount of $0 and $54,707	25,000	240,293
Notes payable	9,312	9,312
Derivative liabilities	5,825,566	6,204,878
Total current liabilities	10,008,036	10,417,822

NON-CURRENT LIABILITIES:
Notes payable	350,000	—
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $138,261 and $333,107	7,273,891	7,179,045
Accrued expense-related parties	500,000	500,000
Right-of-use liability - operating lease	—	100,115
Total non-current liabilities	8,373,891	8,029,160

Total liabilities	18,381,927	18,446,982

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding at June 30, 2023 and December 31, 2021, respectively	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 0 shares and 22,172,835 shares issued as of June 30, 2023 and 22,172,835 shares outstanding as of December 31, 2022 , respectively	22,173	22,173
Subscriptions payable	163,630	163,630
Additional paid in capital	22,434,395	22,277,612
Accumulated deficit	(38,737,569)	(38,071,960)
Accumulated other comprehensive income	(12,529)	(11,027)
Total stockholders' deficit attributable to parent company	(16,129,900)	(15,619,572)
Non-controlling interest	(1,995,318)	(1,984,169)
Total stockholders' deficit	(18,125,218)	(17,603,741)

Total liabilities and stockholders' deficit	$256,709	$843,241

The accompanying notes are an integral part of these consolidated financial statements.

3

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
	For The Three	For The Three	For The	For The
	Months Ended	Months Ended	Six-months Ended	Six-months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net sales	$55,116	$195,186	$103,361	$383,850

Cost of sales	19,717	58,698	36,314	122,598

Gross profit	35,399	136,488	67,047	261,252

Operating expenses:
Professional fees	162,016	182,633	393,265	383,389
Salaries and wages	54,008	102,873	96,139	202,151
General and administrative	132,688	120,501	226,834	274,175
Total operating expenses	348,712	406,007	716,238	859,715

Operating loss	(313,313)	(269,519)	(649,191)	(598,463)

Other income (expense):
Interest expense	(156,293)	(154,570)	(318,332)	(307,439)
Amortization of debt discount	(68,010)	(90,122)	(249,553)	(157,204)
Loss on impairment of right of use assets	(67,924)	—	(67,924)	—
Gain on disposal	206,546	—	384,429	—
Change in derivative liabilities income (expense)	(309,296)	3,638,827	233,687	3,089,822
Other income	1,500	—	1,500	—

Total other income (loss)	(393,477)	3,394,135	(16,193)	2,625,179

Net income (loss) from continuing operations before income taxes	(706,790)	3,124,616	(665,384)	2,026,716

Provision for Income Taxes	(7,366)	(54,863)	(13,839)	(54,863)

Net income (loss)	(714,156)	3,069,753	(679,223)	1,971,853

Net Income (loss) attributed to non-controlling interest	18,612	(33,711)	(13,614)	(57,835)

Net income (loss) attributed to Kaya Holdings, Inc.	(732,768)	3,103,464	(665,609)	2,029,688

Basic net income (loss) per common share	$(0.03)	$0.21	$(0.03)	$0.14

Weighted average number of common shares outstanding - Basic	22,172,835	14,722,835	22,172,835	14,722,835

Diluted net income (loss) per common share	$(0.03)	$0.00	$(0.03)	$0.14

Weighted average number of common shares outstanding - Diluted	22,172,835	14,722,835	22,172,835	14,722,835

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	For The	For The	For The	For The
	Three-months Ended	Three-months Ended	Six-months Ended	Six-months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income (loss)	(732,768)	$3,103,464	$(665,609)	$2,029,688

Other comprehensive expense
Foreign currency adjustments	435	(7,582)	963	(11,738)

Comprehensive income (loss)	(732,333)	3,095,882	(664,646)	2,017,950

Other comprehensive income (expense)
Net income (loss) attributed to non-controlling interest	18,612	(33,711)	(13,614)	(57,835)

Comprehensive income (loss) attributable to Kaya Holdings	(750,945)	3,129,593	(651,032)	2,075,785

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

(Unaudited)

	For The Six	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2023
OPERATING ACTIVITIES:
Net income (loss)	$(665,609)	$2,029,688
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(13,614)	(57,835)
Depreciation	6,815	13,611
Imputed interest	11,158	11,158
Loss on impairment of right-of-use asset	67,924
Change in derivative liabilities	(233,687)	(3,089,822)
Amortization of debt discount	249,553	157,204
Loss on disposal of fixed assets	(384,429)	—
Changes in operating assets and liabilities:
Prepaid expense	4,929	—
Inventory	(1,456)	11,816
Right-of-use asset	37,545	45,444
Other assets	—	(10,485)
Accrued interest	278,593	296,281
Accounts payable and accrued expenses	(25,774)	4,160
Accounts payable and accrued expenses - Related Parties	7,111	85,074
Right-of-use liabilities	(38,647)	(60,631)
Deferred tax liabilities	13,839	54,863
Net cash used in operating activities	(685,749)	(509,474)
INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	693,959	—
Proceeds from sales of Business License	193,900
Cash paid for impairment of right-of-use asset	(75,000)
Net cash provided by investing activities	812,859	—
FINANCING ACTIVITIES:
Payments on convertible debt	(370,000)	—
Borrowings on debt	350,000	—
Net cash provided by financing activities	(20,000)	—
NET INCREASE (DECREASE) IN CASH	107,110	(509,474)
Effects of currency translation on cash and cash equivalents	447	(9,900)
CASH BEGINNING BALANCE	18,330	565,979
CASH ENDING BALANCE	$125,887	$46,605
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	28,582	—
NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Settlement of derivative liabilities	145,625	—

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the six months ended June 30, 2023 (Unaudited) and the year ended December 31, 2022 (Audited)

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2021 (Audited)	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,735,185	$ (34,495,346)	$ (3,719)	$ (1,822,378)	$ (14,407,905)

Imputed interest	-	-	-	-	-	-	-	11,158	-	-	-	11,158

Settlement of related party accrued compensation	-	-	-	-	-	-	-	52	-	-	-	52

Translation Adjustment	-	-	-	-	-	-	-	-	-	(5,969)	(5,769)	(11,738)

Net Income	-	-	-	-	-	-	-	-	2,029,688	-	(57,835)	1,971,853

Balance, June 30, 2022 (Unaudited)	-	$ -	40	$ -	14,722,835	$ 14,723	$ 163,630	$ 21,746,343	$ (32,465,658)	$ (9,688)	$ (1,885,982)	$ (12,436,632)

Balance, December 31, 2022 (Audited)	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,277,612	$ (38,071,960)	$ (11,027)	$ (1,984,169)	$ (17,603,741)

Imputed interest	-	-	-	-	-	-	-	11,158	-	-	-	11,158

Settlement of derivative liabilities to additional paid in capital	-	$ -	-	-	-	-	-	145,625	-	-	-	145,625

Translation Adjustment	-	$ -	-	-	-	-	-	-	-	(1,502)	2,465	963

Net Income	-	$ -	-	-	-	-	-	-	(665,609)	-	(13,614)	(679,223)

Balance, June 30, 2023	-	$ -	40	-	22,172,835	22,173	163,630	22,434,395	(38,737,569)	(12,529)	(1,995,318)	(18,125,218)

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

Fifth Dimension Therapeutics, Inc. (FDT) is the entity that was formed to hold interests in Psilocybin and Ketamine treatment facilities, with operations initially targeted for Oregon and Florida.

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

Kaya Shack™ Store 2 was closed in December, 2022 as part of a sale and surrender agreement that the Company entered into with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the period ending December 31, 2021 filed on April 18, 2022 and in the Company’s Quarterly report for the period ending March 31, 2022 filed on May 16, 2022). Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. Since the time of the agreement the Company has entered into an asset purchase agreement for the sale of its receipt of approval from the Oregon Liquor Control and Cannabis Commission for the new licensee. On April 21, 2023 the Company concluded the sale of its Kaya Shack™ Store 2 Retail Cannabis Store (“Store 2”) for $210,000, less a 6% closing commission and minor closing expenses. After these expenses and paying $75,000 to resolve three non-performing store leases in South Oregon, the Company netted $118,900, including proceeds from sale of business license $193,900. The net book value of the assets as of December 31, 2022 was $0   and revenue for the year ended December 31, 2022 was approximately $410,880.

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

On November 27, 2020, Kaya Farms Greece, S.A. (“KFG”, a majority owned subsidiary of KBI) was incorporated by the Company’s Greek Counsel. On December 31, 2020, the Company entered into a joint venture agreement with Greekkannabis, PC (“GKC”, an Athens, Greece based cannabis company) and executed a formal agreement to acquire 50% of GKC which was completed in 2021.GKC has a development license from the Greek authorities that was originally issued as part of a plan purchase and develop 15 acres in Thebes, Greece as a large-scale cultivation production and processing project. However, GKC has elected to hold off on acquiring the land until such time as European Cannabis Demand would warrant the investment required to develop the project.

Additionally, on November 8, 2021 KAYS/KBI through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG") executed an agreement to acquire 50% of Greekkaya, a second medical Cannabis Project in Epidaurus, Greece.

The Epidaurus Project consists of 2 connected industrial buildings (already constructed, approximately 50,000 square feet in total under-air space) situated on 2.8 acres of land, with its own independent industrial electrical power center and ample water supply to service the needs of the facility. The Epidaurus Project is designed to include 25,000 square feet of indoor cannabis cultivation, a 15,000 square foot EU-GMP extraction and processing facility, and a 10,000 square foot EU-GMP packing area. There is ample room for expansion with room to construct an additional 15,000 square feet on site. The joint venture has been awarded its development license to from the Greek authorities and is awaiting project financing to complete the acquisition of the Epidaurus property and complete the installation of EU Certified equipment to gain final licensing of the facility.

Neither of the subject properties are currently owned or optioned by GKC or its operating subsidiaries, but the land for the potential project in Epidaurus is owned by one of the Greek Partner’s families and the Land in Thibes is currently available for purchase or option and the Company believes it could acquire either of the Properties on good terms once funding and market conditions allow. Alternatively, both licenses are in good order, and could be transferred to a new location pending Greek government approval.

Additionally, Kaya Farms Greece is working with its Greek Partners to produce CBD and THC Cannabis products originally developed by Kaya Holdings through contract manufacturing agreements it is developing and supply these branded products to the European Union as regulations permit.

On December 13, 2022, the Company formed Fifth Dimension Therapeutics ™ ( “FDT””, a Florida Corporation) to seek to provide psychedelic services to sufferers of treatment resistant mental health diseases such as depression, PTSD and other mental health disorders. The Company has begun to populate the Board of “FDT” and its oldest Oregon employee, Bryan Arnold, has become one of the initial eighteen graduates to obtain Psilocybin Facilitator certification in the State of Oregon. Bryan’s Facilitation application has been approved by the OHA, and he now may oversee up to five (5) Psilocybin Treatment Facilities and up to one (1) Psilocybin Production facility. The Company expects to file a Facilitation Clinic License application once they have secured appropriate space on good terms. Additionally, the Company expects to enroll additional potential licensee candidates within the coming months to bolster its ranks of OHA Licensed Psilocybin Facilitators as it moves forward with plans to open its first Psilocybin Clinic, subject to completion of financing and regulatory approvals.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had net loss of $665,609 for the six months ended June 30, 2023 and net income of $2,029,688 for the six months ended June 30, 2022. The decrease in net income is due to the changes in derivative liabilities, as well as the company continues to have operating losses. At June 30, 2023 the Company has a working capital deficiency of $9,858,427 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of June 30, 2023, Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 1, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

The Company owns 5% of Fifth Dimension Therapeutics, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2023 is $12,569 and $11,990 as of December 31, 2022. Inventory allowance and impairment were $0 and $0 as of June 30, 2023 and December 31, 2022, respectively.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $13,839 during the six months ended June 30, 2023 compared to $54,863 during the six months ended June 30, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

 Schedule of Fair Value Assets And Liabilities Measured On Recurring And Nonrecurring Basis

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$125,887	$-	$-
Total assets	125,887	-	-
Liabilities
Convertible debentures, net of discounts of $138,261	-	-	7,298,891
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	5,825,566
Total liabilities	-	-	13,124,457
	$125,887	$-	$(13,124,457)

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$18,330	$-	$-
Total assets	18,330	-	-
Liabilities
Convertible debentures, net of discounts of $333,107	-	-	7,419,338
Short term debt, net of discounts of $-0-	-	-	-
Derivative liability	-	-	6,204,878
Total liabilities	-	-	13,624,216
	$18,330	$-	$(13,624,216)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2023.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ATM Machine	$2,800	$5,600
Computer	30,713	30,713
Furniture & Fixtures	42,966	42,965
HVAC	44,430	44,430
Land	17,703	17,702
Leasehold Improvements	32,304	147,636
Machinery and Equipment	49,605	69,312
Sign	—	12,758
Vehicle	24,000	24,000
Total	244,521	395,116
Less: Accumulated Depreciation	(214,616)	(358,396)
Property, Plant and Equipment - net	$29,905	$36,720

Depreciation expense totaled of $6,815 and $13,612 for the six months ended June 30, 2023 and 2022, respectively.

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

The carrying amount of assets classified as held for sale at June 30, 2023 and December 31, 2022 was $0 and $516,076, respectively.

NOTE 6 – NON-CURRENT ASSETS

Other assets consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Rent Deposits	$11,016	$11,016
Security Deposits	5,491	5,491
Other Receivable	10,914	10,668
Non-Current Assets	$27,421	$27,175

During the six months ended June 30, 2023, our other receivables increased $246, related to changes of currency exchange rate .

NOTE 7 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 4.06% to 4.94%, volatility ranging from 145.78% to 192.4%, trading prices was $0.067 per share and a conversion price ranging from $0.05 to $0.08 per share. The total derivative liabilities associated with these notes were $6,070,415 at June 30, 2023 and $6,204,878 at December 31, 2022.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			6/30/2023	12/31/2022

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-25	82,391	82,391
C	Convertible		X	8.0%	1-Jan-25	41,195	41,195
D	Convertible		X	8.0%	1-Jan-25	262,156	262,156
O	Convertible		X	8.0%	1-Jan-25	136,902	136,902
P	Convertible		X	8.0%	1-Jan-25	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-25	65,274	65,274
S	Convertible		X	8.0%	1-Jan-25	63,205	63,205
T	Convertible		X	8.0%	1-Jan-25	313,634	313,634
CC	Convertible		X	10.0%	1-Jan-25	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-25	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-25	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-25	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-25	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-25	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-25	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-25	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-25	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-25	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-25	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-25	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-25	121,727	121,727
XX	Convertible		X	8.0%	1-Jan-25	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-25	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-25	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-25	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-25	87,066	87,066
DDD	Convertible		X	8.0%	1-Jan-25	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-25	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-25	79,422	79,422
JJJ	Convertible		X	8.0%	1-Jan-25	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-25	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-25	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-25	95,979	95,979
SSS	Convertible		X	8.0%	1-Jan-25	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-25	80,000	80,000
VVV	Convertible		X	8.0%	1-Jan-25	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-25	60,000	60,000
XXX	Convertible		X	8.0%	1-Jan-25	100,000	100,000
YYY	Convertible		X	8.0%	1-Jan-25	50,000	50,000
ZZZ	Convertible		X	8.0%	1-Jan-25	40,000	40,000
AAAA	Convertible		X	8.0%	1-Jan-25	66,000	66,000
BBBB	Convertible	X		12.0%	1-Mar-23	-	150,000
CCCC	Convertible	X		10.0%	1-Mar-23	-	120,000
DDDD	Convertible		X	10.0%	31-Dec-24	-	100,000

Total Convertible Debt						7,437,152	7,807,152
Less: Discount						(138,261)	(387,819)
Convertible Debt, Net of Discounts						$ 7,298,891	$ 7,419,333
Convertible Debt, Net of Discounts, Current						$ 25,000	$ 240,288
Convertible Debt, Net of Discounts, Long-term						$ 7,273,891	$ 7,179,045

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR QUARTER ENDED JUNE 30, 2023

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

Pursuant to the CVC Agreement, CVC released its $500,000 mortgage lien on the Property, to enable the Company to sell the Property and utilize the proceeds therefrom for the benefit of the Company and its shareholders, including the start-up costs and operation expenses of Fifth Dimension Therapeutics ™ (“FDT”) without having to repay CVC the $500,000 Note held by CVC. In addition to the release of the mortgage by CVC, it agreed to loan the company $350,000 in the form of a non-convertible note. Please see NOTE 8 for further discussion.

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

NOTE 8 – NON-CONVERTIBLE DEBT

	June 30, 2023	December 31, 2022
Note 5	$9,312	9,312
Note 6	350,000	—
Total Non-Convertible notes	$359,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of June 30, 2023 with an outstanding balance of $9,312.

(6) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. FDT was formed by the company on December 13, 2022 and the Company owns 55% of FDT, after FDT issued 10 Series A preferred shares to CVC as of June 30, 2023

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2025 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period. The Company used the stated rate of 9% as imputed interest rate, which was $11,158 and $22,500 for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the balance of the debt was $250,000.

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

There were no new issuances of common stock during the three months ended June 30, 2023.

As of June 30, 2023, there were 22,172,835 shares of common stock outstanding.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 4.06% to 4.94%, volatility ranging from 145.78% to 192.4%, trading prices was $0.065 per share and a conversion price ranging from $0.05 to $0.08 per share. The total derivative liabilities associated with these notes were $5,825,566 at June 30, 2023 and $6,204,878 at December 31, 2022.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2022	$6,204,878
Initial	—
Change in Derivative Values	(233,687)
Settlement of debt-reclass to APIC	(145,625)
Balance as of June 30, 2023	$5,825,566

The Company recorded the debt discount to the extent of the gross proceeds raised and expended immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded income from settlement of debt, reclassed to APIC of $145,625 and $0 for the six months ended June 30, 2023 and 2022, respectively.

The Company recorded a change in the value of embedded derivative liabilities loss of $233,687 and a gain of $3,089,822 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 11 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expended immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $138,261 and $387,819 as of June 30, 2023 and December 31, 2022, respectively.

The Company recorded the amortization of debt discount of $249,553 and $157,204 for the six months ended June 30, 2023 and 2022, respectively.

The Company reclassified derivative liabilities of $0 to additional paid in capital due to debt conversion for the six months ended June 30, 2023 and the year ended December 31, 2022.

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

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2022	316,158	0.4744455	0.36
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of June 30, 2023	316,158	0.4744455	0.36

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has one operating lease for an office in Fort Lauderdale, Florida, and one operating lease for a retail store location in Oregon under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021 at a rate of $1,802 per month. On June 1, 2021 the lease was extended for another year and on June 1 in 2022 the lease was extended for an additional year. The current monthly payment inclusive of sales tax and operating expenses is $2,079 with right of use liabilities of $0. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was terminated on May 30, 2023, and the Company has been leasing the space month to month since that time, and is in process of extending the lease until May, 2024.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $3,100 with right of use liabilities of $29,715.91 as of June 30, 2023.

Effective May 22, 2015, the Company leased a unit in Salem, Oregon under a 5-year operating lease expiring May 31, 2020. In May 2020, the lease had been extended to May 31, 2025. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was extended for an additional 5 years.. The current monthly payment is $0 with right of us liabilities of $0. This lease was terminated as of April 19, 2023 as part of a settlement with the Landlord on the three (3) outstanding retail store leases that the Company had outstanding in Salem, Oregon for locations that were closed, and no funds are owed for the leases.

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

The Company has right-of-use assets of $27,316 and operating lease liabilities of $29,716 as of June 30, 2023. Operating lease expenses for the six months ended June 30, 2023 and 2022 were $29,041 and $47,475, respectively. The big changes were due to the termination of the three stores lease. As the closure of 3 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company has recorded $67,924 in impairment charges related to right-of-use assets during the six months ended June 30, 2023.

Maturity of Lease Liabilities at June 30, 2023	Amount
2023	18,600
2024	12,400
2025	-
Later years	-
Total lease payments	31,000
Less: Imputed interest	(1,284)
Present value of lease liabilities	$29,716

Note 16- SUBSEQUENT EVENTS

On June 12, 2023 the Company received $350,000 as a working capital loan from CVC International Ltd. an Institutional Investor that has provided substantial fundings to the Company over the past ten (10) years. The debt is not convertible and carries an interest rate of 10% annually.

Commencing with the quarterly period beginning July 1, 2023, the Company agrees to segregate and pay to the Holder ten percent (10%) of monthly total revenues from all sources (net of sales taxes) of Kaya Holdings, Inc. and or any of its subsidiaries or operations, whether currently in existence or created or acquired in the future (including but not limited to the Marijuana Holdings Americas, Inc. subsidiary, the Kaya Brand International, Inc. subsidiary and the newly formed Fifth Dimension Therapeutics, Inc subsidiary), or any other name or partnership that the Company may operate under or gain interest in that it may receive revenue from), until such time as all outstanding Principal amount and Interest due has been repaid to the Holder.

On August 16, 2023, the Company signed a Letter of Intent to lease approximately 11,000 square feet of space in Portland, OR for its Psilocybin business. The space takes up the entire seventh floor of commercial building which has floor to ceiling windows offering sweeping views of the Portland Skyline, and has an existing substantial kitchen/ café area that the Company intends to utilize for a “Microdosing Café” concept, as well as already constructed rooms that the Company intends to utilize for individual and group Psilocybin sessions. The lease is for one year with option for an additional two years, if all conditions are met.

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

In Oregon, KAYS is seeking the requisite licenses from the Oregon Department of Health (the “OHA”) to operate State Licensed Psilocybin Manufacturing and Facilitation Service Centers in Oregon through its majority ownership in Fifth Dimension Therapeutics, Inc (“FDT”).

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

The Company is in process of utilizing the net proceeds of approximately $420,000 from both the sale of the Property and Store 2, for general working capital including the development of its planned Oregon psilocybin business and planned Florida hybrid ketamine treatment Clinic facilities, as well as for the enhancement of its Portland Kaya Shack™ retail cannabis store to create a streamlined model designed to facilitate franchising efforts and development of its international projects. Additionally, the Company is also evaluating other locations in the United States to pursue other domestic licensed retail cannabis operations.

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

GKC has a development license from the Greek authorities that was originally issued as part of a plan purchase and develop 15 acres in Thebes, Greece as a large-scale cultivation production and processing project. However, GKC has elected to hold off on acquiring the land until such time as European Cannabis Demand would warrant the investment required to develop the project.

Additionally, on November 8, 2021 KAYS/KBI through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG") executed an agreement to acquire 50% of Greekkaya, a second medical Cannabis in Epidaurus, Greece.

The Epidaurus Project consists of 2 connected industrial buildings (already constructed, approximately 50,000 square feet in total under-air space) situated on 2.8 acres of land, with its own independent industrial electrical power center and ample water supply to service the needs of the facility. The Epidaurus Project is designed to include 25,000 square feet of indoor cannabis cultivation, a 15,000 square foot EU-GMP extraction and processing facility, and a 10,000 square foot EU-GMP packing area. There is ample room for expansion with room to construct an additional 15,000 square feet on site. The joint venture has been awarded its development license to from the Greek authorities and is awaiting project financing to complete the acquisition of the Epidaurus property and complete the installation of EU Certified equipment to gain final licensing of the facility.

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

Additionally, Kaya Farms Greece is working with its Greek Partners to produce CBD and THC Cannabis products originally developed by Kaya Holdings through contract manufacturing agreements it is developing and supply these branded products to the European Union as regulations permit.

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

Kaya Shalvah is currently focused on two separate paths of development to launch its Israel Operations- the first being through potentially acquiring an interest in currently licensed medical cannabis production and processing facilities that are already operating in Israel, and the second being through either filing for or acquiring an existing import/export license license for sales and distribution of Kaya’s branded products in Israel.

Potential Cannabis Projects in development for 2024 and beyond:

·	International distribution of CBD and Hemp extracted products in development under Company brands, with select distribution in the United States also under consideration.

·	Potential licensing of certain cannabis brands based on KAYS experience in Oregon in select U.S. and European markets with the goal of establishing royalty revenue.

·	Sales of cannabis and derivative products from planned Greek facility into Germany and other legal E.U. markets.

·	Sales of cannabis and derivative products from planned Israeli facility in Israel or sourced from other legal markets.

·	Expansion of Kaya Shack™ retail footprint through franchising in US and also Europe/Israel (as permitted by law).

Fifth Dimension Therapeutics

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

On January 25, 2023 the Company confirmed that attorney Glenn E.J. Murphy was welcomed as a founding member to the FDT Board of Directors. Glenn will assist FDT with introductions to pharmaceutical companies seeking data and access to psychedelic patients, as well as advising on the development of intellectual property, structure of potential joint ventures, funding opportunities, acquisitions, and other related endeavors. Glenn has twenty-five years of private and corporate practice, including ten years in-house with the Henkel Group and more than fifteen years in private practice, Glenn's experience has touched on most every aspect of intellectual property practice.

On March 13, 2023, Bryan Arnold (one of KAYS Vice Presidents and its longest serving Oregon Employee) completed his OHA Certified Psilocybin Education through the Changra Institute and became one of the first eighteen graduates to obtain Psilocybin Facilitator certification in the State of Oregon. Bryan’s Facilitation License application has been approved by the OHA, and he now may oversee up to five (5) Psilocybin Treatment Facilities and up to one (1) Psilocybin Production Facility.

The Company expects to file a Facilitation Clinic License application once they have secured appropriate space on good terms. Additionally, the Company expects to enroll additional potential licensee candidates within the coming months to bolster its ranks of OHA Licensed Psilocybin Facilitators as it moves forward with plans to open its first Psilocybin Clinic, subject to completion of financing and regulatory approvals.

Institutional Investment in Fifth Dimension Therapeutics

On June 12, 2023 the Company received $350,000 as a working capital loan from CVC International Ltd. an Institutional Investor that has provided substantial fundings to the Company over the past ten (10) years. The debt is not convertible and carries an interest rate of 10% annually.

In consideration for CVC extending the loan to the Company (as well as for the release of a $500,000 lien on property that the Company sold in Q-1, 2023 and utilized the proceeds for corporate working capital, as detailed above and in previous filings, and other substantial financial assistance provided to the Company over the past ten (10) years) , the Company transferred to CVC ten (10)  Series A Preferred shares of stock in Fifth Dimension Therapeutics, Inc. (“FDT Preferred Shares”) which are convertible into a total of 10% of the common shares of FDT (“FDT Common Shares”), taking into account the current FDT Common Shares that are outstanding and conversion of any other FDT Preferred Shares outstanding at the time of conversion. This resulted in a change of the company’s ownership of FDT from 65% to 55%.

KAYS is moving to first establish a Psilocybin Treatment Center in Oregon, but is also keeping abreast of developments in other states such as California, Colorado, Hawaii and Washington as well as international locations to locate Psilocybin Service Centers as regulations unfold.

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
35

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

GKC has a development license from the Greek authorities that was originally issued as part of a plan purchase and develop 15 acres in Thebes, Greece as a large-scale cultivation production and processing project. However, GKC has elected to hold off on acquiring the land until such time as European Cannabis Demand would warrant the investment required to develop the project.

Additionally, on November 8, 2021 KAYS/KBI through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG") executed an agreement to acquire 50% of Greekkaya, a second medical Cannabis in Epidaurus, Greece.

The Epidaurus Project consists of 2 connected industrial buildings (already constructed, approximately 50,000 square feet in total under-air space) situated on 2.8 acres of land, with its own independent industrial electrical power center and ample water supply to service the needs of the facility. The Epidaurus Project is designed to include 25,000 square feet of indoor cannabis cultivation, a 15,000 square foot EU-GMP extraction and processing facility, and a 10,000 square foot EU-GMP packing area. There is ample room for expansion with room to construct an additional 15,000 square feet on site. The joint venture has been awarded its development license to from the Greek authorities and is awaiting project financing to complete the acquisition of the Epidaurus property and complete the installation of EU Certified equipment to gain final licensing of the facility.

Neither of the subject properties are currently owned or optioned by GKC or its operating subsidiaries, but the land for the potential project in Epidaurus is owned by one of the Greek Partner’s families and the Land in Thibes is currently available for purchase or option and the Company believes it could acquire either of the Properties on good terms once funding and market conditions allow. Alternatively, both licenses are in good order, and could be transferred to a new location pending Greek government approval.

Additionally, Kaya Farms Greece is working with its Greek Partners to produce CBD and THC Cannabis products originally developed by Kaya Holdings through contract manufacturing agreements it is developing and supply these branded products to the European Union as regulations permit.

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

Kaya Shalvah is currently focused on two separate paths of development to launch its Israel Operations- the first being through potentially acquiring an interest in currently licensed medical cannabis production and processing facilities that are already operating in Israel, and the second being through either filing for or acquiring an existing import/export license license for sales and distribution of Kaya’s branded products in Israel.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenues

We had revenues of $55,116, for the three months ended June 30, 2023, as compared to revenues of $195,186 for the three months ended June 30, 2022. The decrease in revenue is due to our smaller Oregon cannabis footprint as we are working to transition the bulk of our cannabis initiatives to Greece and Israel while we work to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2023 was $19,717, compared to cost of goods sold of $58,698 for the three months ended June 30, 2022. The decrease in cost of goods sold was due to lower levels of sales due to our smaller Oregon cannabis footprint as we are working to transition the bulk of our cannabis initiatives to Greece and Israel while we work to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Salaries and Wages

Salaries and Wages decreased to $54,008 for the three months ended June 30, 2023 as compared to $102,873 for the three months ended June 30, 2022. The decrease in salaries and wages was due to the sold retail shop in Oregon.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $132,688 for the three months ended June 30, 2023 as compared to $120,501 for the three months ended June 30, 2022.

Professional Fees

Professional fees were $162,016 for the three months ended June 30, 2023, as compared to $182,633 for the three months ended June 30, 2022.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $206,546 for the three months ended June 30, 2023, as compared to $0 for the three months ended June 30, 2022.

Gain or Loss on Impairment of right of use assets

Gain or loss on impairment of right of use assets was $67,924 for the three months ended June 30, 2023, as compared to $0 for the three months ended June 30, 2022.

Interest Expense

Interest expense and debt amortization expense increased slightly to $156,293 for the three months ended June 30, 2023 from $154,570 for the three months ended June 30, 2022.

Amortization of Debt Discount

Amortization of debt discount was $68,010 for the three months ended June 30, 2023, as compared to $90,122 for the three months ended June 30, 2022.

Derivative Liabilities Expense

Derivative liabilities expense was $0 for the three months ended June 30, 2023, the same as for the three months ended June 30, 2022.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was an expense of $309,296 for the three months ended June 30, 2023 compared to a gain of $3,638,827 for the three months ended June 30, 2022. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income was a loss of $393,477 for the three months ended June 30, 2023 as compared to an income of $3,394,135 for the three months ended June 30, 2022. The increased loss was due largely to a change in derivative liability expenses resulting from a change in stock price as well as the volatility factors used in the derivative calculations.

Net Income (Loss)

We incurred net loss of $714,156 for the three months ended June 30, 2023, as compared to net income of $3,069,753 for the three months ended June 30, 2022. The majority of our loss during the three-month period ending June 30, 2023 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the three months ended June 30, 2023 and 2022 was a gain of $18,612 and a loss of $33,711 respectively.

Six months ended June 30, 2023 compared to six months ended June 30, June 30, 2022

Revenues

We had revenues of $103,361 for the six months ended June 30, 2023 as compared to revenues of $383,850 for the six months ended June 30, 2022. The decrease in revenue is due to our smaller Oregon cannabis footprint as we are working to transition the bulk of our cannabis initiatives to Greece and Israel while we work to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2023 was $36.314 compared to cost of goods sold of $122,598 for the six months ended June 30, 2022. The decrease in cost of goods sold was due to lower levels of sales due to our smaller Oregon cannabis footprint as we are working to transition the bulk of our cannabis initiatives to Greece and Israel while we work to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Salaries and Wages

Salaries and Wages decreased to $96,139 for the six months ended June 30, 2023 as compared to $202,151 for the six months ended June 30, 2022. The decrease in salaries and wages was due to the close and sold of retail shop in Oregon.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $226,834 for the six months ended June 30, 2023 as compared to $274,175 for the six months ended June 30, 2022. The slight increase was primarily due increase in marketing and office expenses.

Professional Fees

Professional fees were $393,265 for the six months ended June 30, 2023 as compared to $383,389 for the six months ended June 30, 2022. The increase in professional fees was primarily related to an increase in expenses for accounting, auditing and consulting.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $384,429 for the six months ended June 30, 2023, included gain from sales of the land and sale of the Salem Retail Cannabis Store, as compared to $0 for the six months ended June 30, 2022.

Gain or Loss on Impairment of right of use assets

Gain or loss on impairment of right of use assets was $67,924 for the six months ended June 30, 2023, as compared to $0 for the six months ended June 30, 2022.

Interest Expense

Interest expense and debt amortization expense decreased to $318,332 for the six months ended June 30, 2023 from $307,439 for the six months ended June 30, 2022.   The increase was related to a increase in debt incurred over the past 12 months for our operations.

Amortization of Debt Discount

Amortization of debt discount was $249,553 for the six months ended June 30, 2023, as compared to $157,204 for the six months ended June 30, 2022.

Derivative Liabilities Expense

Derivative liabilities expense was $0 for the six months ended June 30, 2023 same as for the six months ended June 30, 2022.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $233,687 for the six months ended June 30, 2023 compared to a gain of $3,089,822 for the six months ended June 30, 2022. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We had net loss of $679, 223 for the six months ended June 30, 2023 as compared to net income of $1,971,853 or the six months ended June 30, 2022.

The majority of our net loss during the six months ended June 30, 2023 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the six months ended June 30, 2023 and June 30, 2022 was a loss of $13,614 and a loss of $57,835 respectively.

Liquidity and Capital Resources

During the second quarter of 2023 our cash position increase by $107,557 to $125,887 and our negative working capital deficit was $9,858,427.

As of June 30, 2023, our working capital consisted of cash of $125,887, inventories of $12,569 and prepaid expenses of $11,153 as compared to cash of $46,605, inventories of $39,668 and prepaid expenses of $13,967, as of June 30, 2022.

Our current liabilities include accounts payable and accrued expenses of $910,023, accounts payable and accrued expenses-related parties of $280,301, accrued interest of $2,038,262, current portion of lease liability of $29,716, potential tax liability of $889,856, convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $5,825,566, as compared to accounts payable and accrued expenses of $922,308, accounts payable and accrued expenses-related parties of $227,012 accrued interest of $1,449,064, current portion of lease liability of $80,172, potential tax liability of $836,970, convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $1,890,741 as of June 30, 2022.

Financing Transactions

On June 12, 2023 the Company received $350,000 as a working capital loan from CVC International Ltd. an Institutional Investor that has provided substantial fundings to the Company over the past ten (10) years. The debt is not convertible and carries an interest rate of 10% annually.

Commencing with the quarterly period beginning July 1, 2023, the Company agrees to segregate and pay to the Holder ten percent (10%) of monthly total revenues from all sources (net of sales taxes) of Kaya Holdings, Inc. and or any of its subsidiaries or operations, whether currently in existence or created or acquired in the future (including but not limited to the Marijuana Holdings Americas, Inc. subsidiary, the Kaya Brand International, Inc. subsidiary and the newly formed Fifth Dimension Therapeutics, Inc subsidiary), or any other name or partnership that the Company may operate under or gain interest in that it may receive revenue from), until such time as all outstanding Principal amount and Interest due has been repaid to the Holder.

In consideration for CVC extending the loan to the Company (as well as for the release of a $500,000 lien on property that the Company sold in Q-1, 2023 and utilized the proceeds for corporate working capital, as detailed in previous filings, and other substantial financial assistance provided to the Company over the past ten (10) years) , the Company transferred to CVC ten (10)  Series A Preferred shares of stock in Fifth Dimension Therapeutics, Inc. (“FDT Preferred Shares”) which are convertible into a total of 10% of the common shares of FDT (“FDT Common Shares”), taking into account the current FDT Common Shares that are outstanding and conversion of any other FDT Preferred Shares outstanding at the time of conversion.

Use of Proceeds

The proceeds from financing transactions that the Company may enter into will be used to fund our growth plan, including the development, operation and expansion of the Fifth Dimension Therapeutics Business Plan and the launch of its first Psilocybin facilitation Clinic. our Kaya Shack™ and Kaya Farms™ operations in Oregon, the development of our new Kaya Shack™ branded cannabis products, and the groundwork required to initiate our planned expansion through Kaya Brands International initiatives in Greece and Israel.

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

Note Conversions, Repayments

No notes were converted or repaid during the period.

Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

 No Employee Stock Plan Issuances or Director and Officer Restricted Stock Issuances were issued during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of June 30, 2023. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of March 31, 2023. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of June 30, 2023.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2023. (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of June 30, 2023, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended June 30, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time KAYS be party to various legal proceedings in the ordinary course of business. Pleases see paragraphs below for status and results of legal proceedings during Q-2 2023.

Lawsuit from Law Offices of Ross Day

On September 9, 2022 the Company received notice from its Oregon Counsel that Day Law & Associates, P.C. (Attorney Ross Day is a former attorney for the Company) had filed suit in Washington County, Oregon seeking damages in the amount of $16,169.24 for unpaid legal fees, plus any costs, disbursements and attorney fees awarded. On March 30, 2023 the Company was advised from its current Oregon Counsel that the Court has appointed an arbitrator, and the Company intends to either seek settlement or otherwise litigate the matter based on the results of the arbitration. As of the date of this filing settlement has been reached and the Company’s Oregon Counsel has advised the Company that we are scheduled to have an arbitration date of late August 24, 2023.

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

Dated: August 21, 2023

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

