Form 10-Q
period 2023-09-30
Kaya Holdings, Inc.
filed 2023-11-20
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2023.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of November 20, 2023, the Issuer had 22,172,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

ASSETS
	(Unaudited)	(Audited)
	September 30, 2023	December 31, 2022
CURRENT ASSETS:
Cash and equivalents	60,268	$18,330
Inventory	13,256	11,990
Prepaid expenses	49,761	28,158
Total current assets	123,285	58,478

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	19,361	182,604
Assets for sale	—	516,076
Property and equipment, net of accumulated depreciation of $217,735 and $358,396 as of September 30, 2023 and December 31, 2022, respectively	26,785	36,720
Investment in subsidiaries	21,114	22,188
Other Assets	40,005	27,175
Total non-current assets	107,265	784,763

Total assets	$230,550	$843,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$601,154	$961,396
Accounts payable and accrued expense-related parties	417,777	273,190
Accrued interest	2,193,365	1,759,669
Right-of-use liability - operating lease	21,041	93,067
Taxable Payable	880,062	876,017
Convertible notes payable, net of discount of $0 and $54,707	25,000	240,293
Notes payable	109,312	9,312
Derivative liabilities	3,523,317	6,204,878
Total current liabilities	7,771,028	10,417,822

NON-CURRENT LIABILITIES:
Notes payable	355,000	—
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $69,499 and $333,107	7,342,653	7,179,045
Accrued expense-related parties	500,000	500,000
Right-of-use liability - operating lease	—	100,115
Total non-current liabilities	8,447,653	8,029,160

Total liabilities	16,218,681	18,446,982

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized; 0 and 100,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding at September 30, 2023 and December 31, 2021, respectively	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 0 shares and 22,172,835 shares issued as of September 30, 2023 and 22,172,835 shares outstanding as of December 31, 2022 , respectively	22,173	22,173
Subscriptions payable	163,630	163,630
Additional paid in capital	22,478,395	22,277,612
Accumulated deficit	(36,703,944)	(38,071,960)
Accumulated other comprehensive income (loss)	(14,538)	(11,027)
Total stockholders' deficit attributable to parent company	(14,054,284)	(15,619,572)
Non-controlling interest	(1,933,847)	(1,984,169)
Total stockholders' deficit	(15,988,131)	(17,603,741)

Total liabilities and stockholders' deficit	$230,550	$843,241

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The	For The
	Months Ended	Months Ended	Nine-months Ended	Nine-months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net sales	$59,011	$172,968	$162,372	$556,818

Cost of sales	22,088	59,771	58,402	182,369

Gross profit	36,923	113,197	103,970	374,449

Operating expenses:
Professional fees	170,405	182,140	563,670	565,529
Salaries and wages	44,732	94,176	140,871	296,327
General and administrative	97,916	106,745	324,750	380,920
Total operating expenses	313,053	383,061	1,029,291	1,242,776

Operating loss	(276,130)	(269,864)	(925,321)	(868,327)

Other income (expense):
Interest expense	(165,774)	(158,880)	(484,106)	(466,319)
Amortization of debt discount	(68,762)	(6,613)	(318,315)	(163,817)
Gain on lease extingueshment	219,006	—	151,082	—
Gain on disposal	—	17,177	384,429	17,177
Change in derivative liabilities expense	2,302,249	(6,994,461)	2,535,936	(3,904,639)
Other income	90,423	—	91,923	—
Total other income (expense)	2,377,142	(7,142,777)	2,360,949	(4,517,598)

Net income (loss) from continuing operations before income taxes	2,101,012	(7,412,641)	1,435,628	(5,385,925)

Provision for Income Taxes	(5,270)	(22,535)	(19,109)	(77,398)

Net income (loss)	2,095,742	(7,435,176)	1,416,519	(5,463,323)

Net Income (loss) attributed to non-controlling interest	62,117	(20,279)	48,503	(78,114)

Net income (loss) attributed to Kaya Holdings, Inc.	2,033,625	(7,414,897)	1,368,016	(5,385,209)

Basic net income (loss) per common share	$0.09	$(0.50)	$0.06	$(0.37)

Weighted average number of common shares outstanding - Basic	22,172,835	14,722,835	22,172,835	14,722,835

Diluted net income (loss) per common share	$0.00	$0.00	$0.01	$(0.37)

Weighted average number of common shares outstanding - Diluted	143,718,093	14,722,835	143,718,093	14,722,835

The accompanying notes are an integral part of these consolidated financial statements.

  Kaya Holdings, Inc. and Subsidiaries

  Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The	For The	For The	For The
	Three-months Ended	Three-months Ended	Nine-months Ended	Nine-months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income (loss)	2,033,625	$(7,414,897)	$1,368,016	$(5,385,209)

Other comprehensive expense
Foreign currency adjustments	(2,655)	(6,162)	(1,692)	(17,900)

Comprehensive income (loss)	2,030,970	(7,421,059)	1,366,324	(5,403,109)

Other comprehensive income (expense)
Net loss attirbuted to non-controlling interest	62,117	(20,279)	48,503	(78,114)

Comprehensive income (loss) attributable to Kaya Holdings	1,968,853	(7,400,780)	1,317,821	(5,324,995)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Cashflows

(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES:
Net income (loss)	$1,368,016	$(5,385,209)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	48,503	(78,114)
Depreciation	9,935	17,836
Imputed interest	16,829	16,829
Loss (gain) on lease extingushment	(151,082)
Change in derivative liabilities	(2,535,936)	3,904,639
Amortization of debt discount	318,315	163,817
Loss(gain) on debt forgiveness	(91,923)	—
Gain on disposal of fixed assets	(384,429)	(17,177)
Changes in operating assets and liabilities:
Prepaid expense	(33,963)	—
Inventory	(2,145)	22,770
Right-of-use asset	45,499	71,828
Deposit	(12,925)	—
Other assets	—	(14,679)
Accrued interest	433,696	449,490
Accounts payable and accrued expenses	14,617	53,272
Accounts payable and accrued expenses - Related Parties	144,587	121,995
Right-of-use liabilities	(47,322)	(87,546)
Deferred tax liabilities	4,045	77,398

Net cash used in operating activities	(855,683)	(682,851)

INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	693,959	17,177
Proceeds from sales of Business License	193,900	—
Cash paid for impairment of right-of-use asset	(75,000)	—

Net cash provided by investing activities	812,859	17,177

FINANCING ACTIVITIES:
Proceeds from convertible debt	455,000	150,000
Payments on convertible debt	(370,000)	—

Net cash provided by financing activities	85,000	150,000

NET INCREASE (DECREASE) IN CASH	42,176	(515,674)

Effects of currency translation on cash and cash equivalents	(238)	(9,897)

CASH BEGINNING BALANCE	18,330	565,979

CASH ENDING BALANCE	$60,268	$40,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	28,582	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Settlement of derivative liabilities	145,625	—
Adoption of lease standard ASC 842	—	23,738
Initial derivative liability on convertible note payable	—	110,133
Release of related party accruals and payable	38,329

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the three and nine months ended September 30, 2023 (Unaudited) and the year ended December 31, 2022 (Audited)

	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Subscription Payable	Additional Paid-in	Accumulated	Accumulated Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Loss	Interest	Deficit

Balance, December 31, 2021 (Audited)	—	$—	40	$—	14,722,835	$14,723	$163,630	$21,735,185	$(34,495,346)	$(3,719)	$(1,822,378)	$(14,407,905)

Imputed interest	—	—	—	—	—	—	—	11,158	—	—	—	11,158

Settlement of related party accrued compensation	—	—	—	—	—	—	—	52	—	—	—	52

Translation Adjustment	—	—	—	—	—	—	—	—	—	(5,969)	(5,769)	(11,738)

Net Loss	—	—	—	—	—	—	—	—	2,029,688	—	(57,835)	1,971,853

Balance, June 30, 2022 (Unaudited)	—	—	40	—	14,722,835	14,723	163,630	21,746,395	(32,465,658)	(9,688)	(1,885,982)	(12,436,580)

Imputed interest	—	—	—	-	-	-	-	5,671	-	-	-	5,671

Translation Adjustment	-	-	-	-	-	-	-	-	-	(3,212)	(2,950)	(6,162)

Net Loss	-	-	-	-	-	-	-	-	(7,414,897)	-	(20,279)	(7,435,176)

Balance, September 30, 2022 (Unaudited)	—	$—	40	$—	14,722,835	$14,723	$163,630	$21,752,066	$(39,880,555)	$(12,900)	$(1,909,211)	(19,872,247)

Balance, December 31, 2022 (Audited)	—	$—	40	$—	22,172,835	$22,173	$163,630	$22,277,612	$(38,071,960)	$(11,027)	$(1,984,169)	$(17,603,741)

Imputed interest	—	—	—	—	—	—	—	11,158	—	—	—	11,158

Settlement of derivative liabilities to additional paid in capital	—	$—	—	—	—	—	—	145,625	—	—	—	145,625

Translation Adjustment	—	$—	—	—	—	—	—	—	—	(1,502)	2,465	963

Net Income	—	$—	—	—	—	—	—	—	(665,609)	—	(13,614)	(679,223)

Balance, June 30, 2023	—	$—	40	—	22,172,835	22,173	163,630	22,434,395	(38,737,569)	(12,529)	(1,995,318)	(18,125,218)

Imputed interest	—	—	—	—	—	—	—	5,671	—	—	—	5,671

Release of related party accruals and payable	—	$—	—	$—	—	$—	$—	$38,329	$—	$—	$—	38,329

Translation Adjustment	—	$—	—	—	—	—	—	—	—	(2,009)	(646)	(2,655)

Net Income	—	$—	—	—	—	—	—	—	2,033,625	—	62,117	2,095,742

Balance, September 30, 2023	—	$—	40	—	22,172,835	22,173	163,630	22,478,395	(36,703,944)	(14,538)	(1,933,847)	(15,988,131)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 –ORGANIZATION AND NATURE OF THE BUSINESS

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

The Company has four subsidiaries: Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and was formed on March 27, 2014 to maintain ownership of the Company’s Oregon based cannabis operations, 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which held ownership of the Company’s 26 acre property in Lebanon, Oregon (inactive since Feb 28, 2023 when the subject property was sold), Kaya Brand International, Inc., a Florida Corporation (“KBI”) which is majority-owned and was formed on October 14, 2019 to expand the business overseas (active) and Fifth Dimension Therapeutics, Inc., a Florida corporation which is majority owned (“FTD”) and was formed on December 13, 2022 to develop and maintain ownership of the Company’s planned Psychedelic Clinics targeting Psilocybin and Ketamine Treatments.

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

On November 14, 2023 the Company filed a license application with the Oregon Department of Health (the “OHA”) for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psilocybin treatment center located in Portland, Oregon which would serve as the Company’s flagship psilocybin facility.

On February 15, 2023 KAYS reached an agreement in principle with Florida-based Total Holistic Center™ ("Total Holistic") to assist FDT with the development of its ketamine treatment model as a first step in the launch of its planned Fifth Dimension Therapeutics Mind Care Clinics and Telehealth Services. The Company has not yet proceeded with any further work to open ketamine clinics as it instead elected to concentrate on opening a Psilocybin Treatment Service Center in Portland, Oregon.

NOTE 2 –LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had net income of $1,368,016 for the nine months ended September 30, 2023 and net loss of $5,385,209 for the nine months ended September 30, 2022. The increase in net income is due to the changes in derivative liabilities, as well as the company’s gain on disposal. At September 30, 2023 the Company has a working capital deficiency of $7,647,743 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

•	the sale of additional equity and debt securities,

•	alliances and/or partnerships with entities interested in and having the resources to support the further development of the Company’s business plan,

•	business transactions to ensure continuation of the Company’s development and operations,

•	development of a unified brand and the pursuit of licenses to operate recreational and medical marijuana facilities under the branded name.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of September 30, 2023, Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 1, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

The Company owns 65% of Fifth Dimension Therapeutics, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of September 30, 2023 is $13,256 and $11,990 as of December 31, 2022. Inventory allowance and impairment were $0 and $0 as of September 30, 2023 and December 31, 2022, respectively.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $19,109 during the nine months ended September 30, 2023 compared to $77,398 during the nine months ended September 30, 2022. Due to the net operating income we have, we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$60,268	$-	$-
Total assets	60,268	-	-
Liabilities
Convertible debentures, net of discounts of $69,499	-	-	7,367,653
Derivative liability	-	-	3,523,317
Total liabilities	-	-	10,890,970
	$60,268	$-	$(10,890,970)

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$18,330	$-	$-
Total assets	18,330	-	-
Liabilities
Convertible debentures, net of discounts of $387,814	-	-	7,419,338
Derivative liability	-	-	6,204,878
Total liabilities	-	-	13,624,216
	$18,330	$-	$(13,624,216)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 10.

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

Stock-Based Compensation – Non-Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

In June 2018, the FASB issued ASU No. 2018-07, Compensation–Stock Compensation: Improvement to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU supersedes ASC 505-50, Equity-Based Payment to Non-Employment and expands the scope of the Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach. The Company adopted the new guidance effective January 1, 2019, with an immaterial impact on its financial statements and related disclosures.

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

To confirm, all of our OLCC licensed cannabis retail sales operations are conducted and operated on a “cash and carry” basis- product(s) from our inventory accounts are sold to the customer(s) and the customer settles the account at the time of receipt of product via cash payment at our retail store; the transaction is recorded at the time of sale in our point of sale software system. Revenue is only reported after the product has been delivered to the customer and the customer has paid for the product with cash.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2023.

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

NOTE 4 –PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ATM Machine	$—	$5,600
Computer	30,713	30,713
Furniture & Fixtures	59,733	42,965
HVAC	25,000	44,430
Land	17,703	17,702
Leasehold Improvements	32,304	147,636
Machinery and Equipment	55,067	69,312
Sign	—	12,758
Vehicle	24,000	24,000
Total	244,520	395,116
Less: Accumulated Depreciation	(217,735)	(358,396)
Property, Plant and Equipment - net	$26,785	$36,720

Depreciation expense totaled $9,935 and $17,836 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 –ASSETS HELD FOR SALE

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

The carrying amount of assets classified as held for sale at September 30, 2023 and December 31, 2022 was $0 and $516,076, respectively.

NOTE 6 –NON-CURRENT ASSETS

Other assets consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Rent Deposits	$23,941	$11,016
Security Deposits	5,491	5,491
Other Receivable	10,573	10,668
Non-Current Assets	$40,005	$27,175

During the nine months ended September 30, 2023, our other receivables decreased $95, related to changes of currency exchange rate. The increase of the rent deposit was primarily due to the new lease signed on September 22, 2023.

NOTE 7 –CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 5.03% to 5.53%, volatility ranging from 149.93% to 196.65%, trading prices was $0.045 per share and a conversion price ranging from $0.04 to $0.08 per share. The total derivative liabilities associated with these notes were $3,523,317 at September 30, 2023 and $6,204,878 at December 31, 2022.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			9/30/2023	12/31/2022

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	1-Jan-25	82,391	82,391
C	Convertible		X	8.0%	1-Jan-25	41,195	41,195
D	Convertible		X	8.0%	1-Jan-25	262,156	262,156
O	Convertible		X	8.0%	1-Jan-25	136,902	136,902
P	Convertible		X	8.0%	1-Jan-25	66,173	66,173
Q	Convertible		X	8.0%	1-Jan-25	65,274	65,274
S	Convertible		X	8.0%	1-Jan-25	63,205	63,205
T	Convertible		X	8.0%	1-Jan-25	313,634	313,634
CC	Convertible		X	10.0%	1-Jan-25	100,000	100,000
KK	Convertible		X	8.0%	1-Jan-25	188,000	188,000
LL	Convertible		X	8.0%	1-Jan-25	749,697	749,697
MM	Convertible		X	8.0%	1-Jan-25	124,690	124,690
NN	Convertible		X	8.0%	1-Jan-25	622,588	622,588
OO	Convertible		X	8.0%	1-Jan-25	620,908	620,908
PP	Convertible		X	8.0%	1-Jan-25	611,428	611,428
QQ	Convertible		X	8.0%	1-Jan-25	180,909	180,909
RR	Convertible		X	8.0%	1-Jan-25	586,804	586,804
SS	Convertible		X	8.0%	1-Jan-25	174,374	174,374
TT	Convertible		X	8.0%	1-Jan-25	345,633	345,633
UU	Convertible		X	8.0%	1-Jan-25	171,304	171,304
VV	Convertible		X	8.0%	1-Jan-25	121,727	121,727
XX	Convertible		X	8.0%	1-Jan-25	112,734	112,734
YY	Convertible		X	8.0%	1-Jan-25	173,039	173,039
ZZ	Convertible		X	8.0%	1-Jan-25	166,603	166,603
AAA	Convertible		X	8.0%	1-Jan-25	104,641	104,641
BBB	Convertible		X	8.0%	1-Jan-25	87,066	87,066
DDD	Convertible		X	8.0%	1-Jan-25	75,262	75,262
EEE	Convertible		X	8.0%	1-Jan-25	160,619	160,619
GGG	Convertible		X	8.0%	1-Jan-25	79,422	79,422
JJJ	Convertible		X	8.0%	1-Jan-25	52,455	52,455
LLL	Convertible		X	8.0%	1-Jan-25	77,992	77,992
MMM	Convertible		X	8.0%	1-Jan-25	51,348	51,348
PPP	Convertible		X	8.0%	1-Jan-25	95,979	95,979
SSS	Convertible		X	8.0%	1-Jan-25	75,000	75,000
TTT	Convertible		X	8.0%	1-Jan-25	80,000	80,000
VVV	Convertible		X	8.0%	1-Jan-25	75,000	75,000
WWW	Convertible		X	8.0%	1-Jan-25	60,000	60,000
XXX	Convertible		X	8.0%	1-Jan-25	100,000	100,000
YYY	Convertible		X	8.0%	1-Jan-25	50,000	50,000
ZZZ	Convertible		X	8.0%	1-Jan-25	40,000	40,000
AAAA	Convertible		X	8.0%	1-Jan-25	66,000	66,000
BBBB	Convertible	X		12.0%	1-Mar-23	-	150,000
CCCC	Convertible	X		10.0%	1-Mar-23	-	120,000
DDDD	Convertible		X	10.0%	31-Dec-24	-	100,000

Total Convertible Debt						7,437,152	7,807,152
Less: Discount						(69,499)	(387,819)
Convertible Debt, Net of Discounts						$ 7,367,653	$ 7,419,333
Convertible Debt, Net of Discounts, Current						$ 25,000	$ 240,288
Convertible Debt, Net of Discounts, Long-term						$ 7,342,653	$ 7,179,045

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR QUARTER ENDED SEPTEMBER 30, 2023

As previously reported for the quarter ended September 30, 2022, the Company entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the property the Company owned in Lebanon, Oregon, which the Company intended to develop as a cannabis grow and production facility (the “Property”).

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

NOTE 8 –NON-CONVERTIBLE DEBT

	September 30, 2023	December 31, 2022
Note 5	$9,312	9,312
Note 6	355,000	—
Note 7	100,000	—
Total Non-Convertible notes	$464,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of June 30, 2023 with an outstanding balance of $9,312.

(6) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. At the end of September 2023, the company paid $5,000, which is 10% of the total revenues from all sources of Kaya Holdings, Inc to the Holder and the Holder agreed to reinvest it as the additional of the note.

(7) On August 28, 2023 the Company received $100,000 from the issuance of working capital loan to another investor. Interest is stated at 10%. The Note is Due in March 15, 2024.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2025 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period. The Company used the stated rate of 9% as imputed interest rate, which was $16,829 and $22,500 for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the balance of the debt was $250,000.

NOTE 9 –STOCKHOLDERS’ EQUITY

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

There were no new issuances of common stock during the three months ended September 30, 2023.

As of September 30, 2023, there were 22,172,835 shares of common stock outstanding.

NOTE 10 –DERIVATIVE LIABILITIES

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 5.03% to 5.53%, volatility ranging from 149.93% to 194.43%, trading prices was $0.045 per share and a conversion price ranging from $0.04 to $0.08 per share. The total derivative liabilities associated with these notes were $3,523,317 at September 30, 2023 and $6,204,878 at December 31, 2022.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2022	$6,204,878
Change in Derivative Values	(2,535,936)
Settlement of debt-reclass to APIC	(145,625)
Balance as of September 30, 2023	$3,523,317

The Company recorded the debt discount to the extent of the gross proceeds raised and expended immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded settlement of debt, reclassed to APIC of $145,625 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

The Company recorded a change in the value of embedded derivative liabilities gain of $2,535,936 and a loss of $3,904,639 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 11 –DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expended immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $69,499 and $387,819 as of September 30, 2023 and December 31, 2022, respectively.

The Company recorded the amortization of debt discount of $318,320 and $163,817 for the nine months ended September 30, 2023 and 2022, respectively.

 NOTE 12 –RELATED PARTY TRANSACTIONS

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

In 2023, Tudog consulting, Inc, BMN Consultings, Inc and 495 Oxford Consulting, Inc which all provide services to the Company through Craug Frank and William David Jones, forgiven totally $38,329 of payable expense. The payable forgiveness are recorded as Additional paid in capital.

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

NOTE 13 –STOCK OPTION PLAN

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

NOTE 14 –WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post -reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. As of September 30, 2023, the warrants have expired.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. As of September 30, 2023, the warrants have expired.

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

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2022	316,158	0.4744455	0.36
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of September 30, 2023	316,158	0.4744455	0.36

NOTE 15 –COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has one operating lease for an office in Fort Lauderdale, Florida, one retail store location in Oregon under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021 at a rate of $1,802 per month. On June 1, 2021 the lease was extended for another year and on June 1 in 2022 the lease was extended for an additional year. The current monthly payment inclusive of sales tax and operating expenses is $2,079 with right of use liabilities of $0. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The lease was terminated on May 30, 2023. On October 1, 2023, the lease was extended for another year.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $2,950 with right of use liabilities of $21,041 as of September 30, 2023.

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

On September 21, 2023, the Company executed a lease for approximately 11,000 square feet of space in Portland, OR for its Psilocybin business. The space takes up the entire seventh floor of commercial building which has floor to ceiling windows offering sweeping views of the Portland Skyline, and has an existing substantial kitchen/ café area that the Company intends to utilize for a “Microdosing Café” concept, as well as already constructed rooms that the Company intends to utilize for individual and group Psilocybin sessions. The lease is for one year with option for an additional two years, if all conditions are met. The lease does not commence until such time as the Company has received notice of OHA Psilocybin Service Center License approval for the location.

The initial term of the lease is 14 months, and as long as there is never an Event of Default by Tenant under this Lease during the first fourteen (14) months of the Lease, the term of the Lease shall be automatically extended for twenty-five (25) additional months, on the terms and conditions contained in the Lease . In the event of Default by Tenant during the initial fourteen (14) months of the Lease, the Lease term shall automatically expire on the last day of the 14th month.

Base Rent for the initial 14 month period is $10,761, and the Base Rent for Months 1, 2 and 15 shall be abated, provided Month 15 shall be abated only if initial lease term is extended per the terms noted above. Bas Rent beginning at Month 16 (if lease is extended) increase to $12,913.20

The Base Rent also includes payments in restricted stock to the Landlord as follows: Promptly upon the Commencement Date, Tenant shall issue to Landlord, or entities or individual(s) designated by Landlord, Two Million Five Hundred Thousand (2,500,000) shares of restricted stock in Tenant (the “Kaya Shares”). Tenant represents and warrants to Landlord (which representation shall be deemed renewed upon issuance of the Kaya Shares) that 250,000 shares of the Kaya Shares will be eligible for sale by Landlord every six (6) months after the original issuance. The Kaya Shares shall belong to Landlord and shall be returned to Tenant only in the event of termination of the Lease pursuant to Section 21.14, if at all.

The Company has escrowed $51,817.75 with an Oregon-licensed attorney in Oregon (“Escrow Holder”) pursuant to an escrow agreement between Tenant, Landlord and the Escrow Holder, of which $38,893.75 (the “Prepaid Rent”) is prepaid Base Rent and Additional Rent for months 1 through 5 of the Term and $12,925 is the Security Deposit (defined below). Tenant shall pay all fees charged by the Escrow Holder for holding the Prepaid Rent and Security Deposit pursuant to the escrow agreement. The Prepaid Rent and Security Deposit shall be released to Landlord promptly upon Lease Commencement. Tenant shall promptly execute any documents required by Escrow Company for such release upon Lease Commencement

As noted above, the one (1) lease that the Company entered into on June 1, 2015 and the two (2) leases that the Company entered into effective April 15, 20 16 were terminated as part of a settlement with the landlord entered into on April 19, 2023 concurrent with a payment of $75,000 which resolved all outstanding liabilities of the Company and its subsidiaries for the leases.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $19,361 and operating lease liabilities of $21,041 as of September 30, 2023. Operating lease expenses for the nine months ended September 30, 2023 and 2022 were $218,789 and $207,680, respectively. The big changes were due to the termination of the three stores lease. As the closure of 3 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company has recorded $151,082 in impairment gain related to right-of-use assets during the nine months ended September 30, 2023.

Maturity of Lease Liabilities at September 30, 2023	Amount
2023	9,300
2024	12,400
2025	-
Later years	-
Total lease payments	21,700
Less: Imputed interest	(659)
Present value of lease liabilities	$21,041

Note 16- SUBSEQUENT EVENTS

On November 14, 2023 the Company filed a license application with the Oregon Department of Health (the “OHA”) for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psilocybin treatment center located in Portland, Oregon which would serve as the Company’s flagship psilocybin facility.

On 10/1/23 CVC agreed to advance an additional $150,000 to KAYs pursuant to the previously agreed non-convertible notes, including 145,000 wire deposit received on October 06, 2023, and $5,000 payment reinvesting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc is a holding company focusing on wellness and mental health through operations in psychedelic treatment clinics, medical and recreational cannabis, and CBD products.

In 2014, KAYS became the first US public company to own and operate a medical cannabis dispensary in the United States and is again seeking to break ground with the planned opening of The Sacred Mushroom™ Psilocybin Treatment Center. KAYS plans to operate The Sacred Mushroom™ as part of its Fifth Dimension Therapeutics, Inc. subsidiary (“FDT”), which also plans to work cooperatively with select pharmaceutical companies to maximize the curative potential of psilocybin.

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

In November 2020 Oregon became the first state in the United States to legalize and license the supervised use of psilocybin, and in January, 2023 they began accepting licensing applications for OHA State Licensed Psilocybin Facilitators (OHA approved licensed professionals to operate the clinics) and also licensing for Manufacturing, Testing and the Facilitation clinics where clients can obtain Psilocybin Services. The OHA also launched Oregon’s medical cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates, and sets the stage for KAYS “First Mover Advantage” in the emerging US psychedelic therapeutics industry.

On November 14, 2023 the Company filed a license application with the Oregon Department of Health (the “OHA”) for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psilocybin treatment center located in Portland, Oregon which would serve as the Company’s flagship psilocybin facility.

Psilocybin Business Plan and KAYS Fifth Dimension Therapeutics, Inc. Subsidiary

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

On November 14, 2023 the Company filed a license application with the Oregon Department of Health (the “OHA”) for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psilocybin treatment center located in Portland, Oregon which would serve as the Company’s flagship psilocybin facility.

The Science of Psilocybin and Treatment Resistant Mental Health Issues

Growing evidence suggests that psychedelics act on the brain’s default network, or those regions of the brain that remain active when your brain is not engaged in active tasks. The default network provides a “framework” for the brain’s activity, providing structure and making order of all that is happening in the cortex and keeping external neurological information (delivered via our senses) distinct from internally generated activity (thoughts, emotions, and memory).

Psychedelics seem to suppress the default network, relaxing the separation of our senses, memories, thoughts, and emotions, and enabling each to influence each other more easily. This ability to break down the brain’s “framework” has led to a focus on psychedelics as a groundbreaking opportunity to address a wide range of mental health disorders.

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

A 2020 study in the Journal of the American Medical Association Psychiatry found that 71% of the patients with severe, previously treatment-resistant depression, showed “clinically significant improvement” that lasted at least four weeks and with “low potential” for addiction after treatment with Psilocybin. Speaking on the study one of the study’s co-authors, Alan Davis, a neuroscience researcher at Ohio State University and adjunct professor at the Johns Hopkins Center for Psychedelic and Consciousness Research stated, “I would say at this stage the research is showing that in safe settings, this provides relief from debilitating mental health problems for some people.”

Companies such as Compass Pathways, ATAI Life Sciences, and Cybin are engaged in developing synthetic versions of psilocybin and psilocin (the active ingredient in “magic mushrooms”) to offer as breakthrough therapies for treatment resistant mental health disorders. However, the costly, time consuming, and unpredictable path to FDA approval places in doubt consumer access to these synthetic psilocybin treatments anytime soon. Meanwhile, relief for million of patients (and their families) remains elusive.

KAYS, through it’s the 5th Dimension Therapeutics subsidiary, is dedicated to the development and delivery of innovative psychedelics-based mental health therapies that can offer relief immediately.

The Sacred Mushroom™ Psilocybin Treatment Facility

The Sacred Mushroom™ (TSM), currently under development in Portland, Oregon, is the Company’s expertly crafted Psilocybin Treatment Facility. TSM provides clients access to psilocybin treatments in a carefully controlled environment under licensure by the Oregon Health Authority (OHA).

The Sacred Mushroom™ is a green oasis 7 floors above the city. The Sacred Mushroom™ has approximately 11,000 sq ft. and will provide visitors with access to our microdosing café, private treatment rooms and group session areas, and activity zones with yoga, listening stations, journaling chairs, and art expression for distinctive, effective, and positive psilocybin treatments. The setting and space are designed to deliver the ultimate in safe, comfortable, and relaxing psychedelic treatments.

Our Treatment Model

A recently published report on psilocybin treatment prices in Oregon showed that Initial prices for one facility range from $300 for a group microdose session to $3,500 for an individual high-dose session, with another facility pricing first-time full dose treatments at $15,000 (these prices do not include the cost of the psilocybin, which can run from $300 to $500).

KAYS expects its planned model facility to offer a superior setting, broader activity and treatment options, integrated cultivation and processing, and accessible pricing, thereby enabling us to deliver a superior treatment experience at a much lower price than the competition, while still achieving profitability

View from The Sacred Mushroom™ - Mount Hood can be seen

above the Portland, Oregon skyline from our 7th floor facility.

$500,000 Institutional Investment in Fifth Dimension Therapeutics

On June 12, 2023 the Company received $350,000 as a first installment for a working capital loan from CVC International Ltd. an Institutional Investor that has provided substantial fundings to the Company over the past ten (10) years. The debt is not convertible and carries an interest rate of 10% annually. Additionally, on October 6, 2023 the Company received a second installment of $150,000 on the same terms, bringing the total working capital loan to $500,000.

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

KAYS is moving to first establish a Psilocybin Treatment Center in Oregon, but is also keeping abreast of developments in other states such as California, Colorado, Hawaii and Washington as well as international locations such as Australia to locate Psilocybin Service Centers as regulations unfold.

Success of our business plan including the launch of “The Sacred Mushroom™” Psilocybin Facilitation Centers depends on many factors including on final Oregon Health Authority (“OHA”) licensing and receipt of final financing from our investors.

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

While Oregon is currently the only State that has legalized Psilocybin for medical use with a regulatory framework in place to issue licenses for their manufacture and sale, Denver Colorado, Santa Cruz and Oakland, California, Ann Arbor, Michigan, Washington D.C., and Seattle, Washington have all decriminalized small quantities. Other activity in the U.S. include:

§	The Connecticut legislature has begun the process toward legalizing Psilocybin centers for the treatment of veterans. Many veterans’ groups are advocating making psychedelic treatments available for veterans, particularly those with PTSD.

§	Texas, Utah, Maryland, and Washington State have set up task forces to study the medical use of psilocybin and have funded research to explore the effects of psilocybin on certain mental health conditions.

§	Colorado and California have ballots initiatives pending that would legalize psilocybin.

§	The New Jersey senate is considering a bill that would legalize psilocybin to treat certain disorders.

Internationally:

§	The Canadian government has been sued by an advocate group to force the legalization of psilocybin and other psychedelics.

§	Australia’s medicines regulator, the Therapeutic Goods Administration, has down-scheduled MDMA and Psilocybin for controlled clinical used as part of psychotherapy in clinical settings.

§

Psilocybin is legal to possess, sell, transport, and cultivate in Bahamas, Jamaica, Brazil, Nepal, Netherlands (only as a truffle), and Samoa. Possession of psilocybin is legal in Austria, British Virgin Islands, Spain, and Portugal.

Cannabis Operations and the Kaya Shack Family of Brands

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

The Company utilized the net proceeds of approximately $420,000 from both the sale of the Property and Store 2, for general working capital including the development of its planned Oregon psilocybin business and planned Florida hybrid ketamine treatment Clinic facilities, as well as for the enhancement of its Portland Kaya Shack™ retail cannabis store to create a streamlined model designed to facilitate franchising efforts and development of its international projects.

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

Operational Brands (2014-2023)

Kaya Shack™ Brand

Kaya Shack™ Retail Outlet , 1719 SE Hawthorne Blvd., Portland, Oregon.

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

Kaya Farms Greece

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

 Kaya Shalvah Cannabis Production Facility (Project Design Rendering).

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenues

We had revenues of $59,011, for the three months ended September 30, 2023, as compared to revenues of $172,968 for the three months ended September 30, 2022. The decrease in revenue is due to our smaller Oregon cannabis footprint as we are working to transition the bulk of our cannabis initiatives to Greece and Israel while we work to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2023 was $22,088, compared to cost of goods sold of $59,771 for the three months ended September 30, 2022.

Salaries and Wages

Salaries and Wages decreased to $44,732 for the three months ended September 30, 2023 as compared to $94,176 for the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative decreased to $97,916 for the three months ended September 30, 2023 as compared to $106,745 for the three months ended September 30, 2022.

Professional Fees

Professional fees were $170,405 for the three months ended September 30, 2023, as compared to $182,140 for the three months ended September 30, 2022.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $0 for the three months ended September 30, 2023, as compared to $17,177 for the three months ended September 30, 2022.

Gain or Loss on Impairment of right of use assets

Gain on impairment of right-of-use assets was $219,006 for the three months ended September 30, 2023, as compared to $0 for the three months ended September 30, 2022.

Interest Expense

Interest expense and debt amortization expense increased slightly to $165,774 for the three months ended September 30, 2023 from $158,880 for the three months ended September 30, 2022.

Amortization of Debt Discount

Amortization of debt discount was $68,762 for the three months ended September 30, 2023, as compared to $6,613 for the three months ended September 30, 2022.

Derivative Liabilities Expense

Derivative liabilities expense was $0 for the three months ended September 30, 2023, the same as for the three months ended September 30, 2022.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $2,302,249 for the three months ended September 30, 2023 compared to an expense of $6,994,461, for the three months ended September 30, 2022. These changes were due to changes in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income was a gain of $2,377,142 for the three months ended September 30, 2023 as compared to a loss of $7,142,777 for the three months ended September 30, 2022. The increased income was due largely to a change in derivative liability expenses resulting from a change in stock price as well as the volatility factors used in the derivative calculations.

Net Income (Loss)

We incurred net income of $2,095,742 for the three months ended September 30, 2023, as compared to net loss of $7,435,176 for the three months ended September 30, 2022. The majority of our income during the three-month period ending September 31, 2023 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the three months ended September 30, 2023 and 2022 was a gain of $62,117 and a loss of $20,279 respectively.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenues

We had revenues of $162,372 for the nine months ended September 30, 2023 as compared to revenues of $556,818 for the nine months ended September 30, 2022. The decrease in revenue is due to our smaller Oregon cannabis footprint as we are working to transition the bulk of our cannabis initiatives to Greece and Israel while we work to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2023 was $58,402 compared to cost of goods sold of $182,369 for the nine months ended September 30, 2022. The decrease in cost of goods sold was due to lower levels of sales due to our smaller Oregon cannabis footprint as we are working to transition the bulk of our cannabis initiatives to Greece and Israel while we work to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Salaries and Wages

Salaries and Wages decreased to $140,871 for the nine months ended September 30, 2023 as compared to $296,327 for the nine months ended September 30, 2022. The decrease in salaries and wages was due to the close and sale of retail shop in Oregon.

General and Administrative Expenses

General and administrative increased to $324,750 for the nine months ended September 30, 2023 as compared to $380,920 for the nine months ended September 30, 2022. The slight decrease was primarily due decrease in marketing and office expenses.

Professional Fees

Professional fees were $563,670 for the nine months ended September 30, 2023 as compared to $565,529 for the nine months ended September 30, 2022. The increase in professional fees was primarily related to an increase in expenses for accounting, auditing and consulting.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $384,429 for the nine months ended September 30, 2023, included gain from sales of the land and sale of the Salem Retail Cannabis Store, as compared to $17,177 for the nine months ended September 30, 2022.

Gain or Loss on Impairment of right of use assets

Gain or loss on impairment of right-of-use assets was $151,082 for the nine months ended September 30, 2023, as compared to $0 for the nine months ended September 30, 2022.

Interest Expense

Interest expense and debt amortization expense increased to $484,106 for the nine months ended September 30, 2023 from $466,319 for the nine months ended September 30, 2022.   The increase was related to an increase in debt incurred over the past 12 months for our operations.

Amortization of Debt Discount

Amortization of debt discount was $318,315 for the nine months ended September 30, 2023, as compared to $163,817 for the nine months ended September 30, 2022.

Derivative Liabilities Expense

Derivative liabilities expense was $0 for the nine months ended September 30, 2023 same as for the nine months ended September 30, 2022.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $2,535,936 for the nine months ended September 30, 2023 compared to an expense of $3,904,639 for the nine months ended September 30, 2022. These changes were due to change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We had net income of $1,416,519 for the nine months ended September 30, 2023 as compared to net loss of $5,463,323 or the nine months ended September 30, 2022.

The majority of our net income during the nine months ended September 30, 2023 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the less volatility factors used in the derivative calculations. The non-controlling interest for the nine months ended September 30, 2023 and September 30, 2022 was an income of $48,503 and a loss of $78,114 respectively.

Liquidity and Capital Resources

During the third quarter of 2023 our cash position increased by $41,938 to $60,268 and our negative working capital deficit was $7,647,744.

As of September 30, 2023, our working capital included current assets of cash of $60,268, inventories of $13,256 and prepaid expenses of $49,761 as compared to cash of $40,408, inventories of $28,714 and prepaid expenses of $13,967, as of September 30, 2022.

Our current liabilities include accounts payable and accrued expenses of $601,154, accounts payable and accrued expenses-related parties of $417,778, accrued interest of $2,193,365, current portion of lease liability of $21,041, potential tax liability of $880,062, convertible notes payable- net of discount of $25,000, notes payable of $109,312 and derivative liabilities of $3,523,317, as compared to accounts payable and accrued expenses of $971,420, accounts payable and accrued expenses-related parties of $263,933 accrued interest of $1,602,273, current portion of lease liability of $82,908, potential tax liability of $859,505, convertible notes payable- net of discount of $93,340, notes payable of $9,312 and derivative liabilities of $8,995,335 as of September 30, 2022.

Financing Transactions

On August 28, 2023 the Company received $100,000 as a working capital loan from an investor. The loan is due on March 15, 2024 and carries an interest rate of 10% annually.

On June 12, 2023 the Company received $350,000 as a working capital loan from CVC International Ltd. an Institutional Investor that has provided substantial funding to the Company over the past ten (10) years. The debt is not convertible and carries an interest rate of 10% annually.

Commencing with the quarterly period beginning July 1, 2023, the Company agrees to segregate and pay to the Holder ten percent (10%) of monthly total revenues from all sources (net of sales taxes) of Kaya Holdings, Inc. and or any of its subsidiaries or operations, whether currently in existence or created or acquired in the future (including but not limited to the Marijuana Holdings Americas, Inc. subsidiary, the Kaya Brand International, Inc. subsidiary and the newly formed Fifth Dimension Therapeutics, Inc subsidiary), or any other name or partnership that the Company may operate under or gain interest in that it may receive revenue from), until such time as all outstanding Principal amount and Interest due has been repaid to the Holder. At the end of September 2023, the company paid $5,000 (10% of quarterly total revenues) to the Holder as interest payment, the amount was reinvested in the company as additional principal of the note.

Financing Transactions

On June 12, 2023 the Company received $350,000 as a working capital loan from CVC International Ltd. an Institutional Investor that has provided substantial fundings to the Company over the past ten (10) years. The debt is not convertible and carries an interest rate of 10% annually. Additionally, on October 6, 2023 the Company received a second installment of $150,000 on the same terms, bringing the total working capital loan to $500,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of September 30, 2023. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of September 30, 2023. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended September 30, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 24, 2023 the Company and Day Law & Associates participated in an Arbitration in an attempt to resolve the Matter without Litigation.

On October 11, 2023 the Arbitrator ruled in favor of the Company and awarded the Company $3,000 in legal Fees and $781 in Costs. Since that time the Company has been advised that Day Law & Associates, P.C. appealed the Arbitration Award, but no new hearing has been set.

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

Dated: November 20, 2023

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

