Form 10-K
period 2023-12-31
Kaya Holdings, Inc.
filed 2024-04-16
CIK 1530746

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D.1(b).  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer [ ] Accelerated filer

[X] Non-accelerated filer [X] Smaller reporting company

[X] emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,354,515 as of June 30, 2022, based on the closing price on such date of $0.07 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 22,172,835 shares of common stock outstanding as of April 12, 2024.

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

In 2014, KAYS became the first US public company to own and operate a medical cannabis dispensary in the United States and is again seeking to break ground with the planned opening of The Sacred Mushroom™ Psychedelic Treatment Center. KAYS plans to operate The Sacred Mushroom™ as part of its Fifth Dimension Therapeutics, Inc. subsidiary (“FDT”), which also plans to work cooperatively with select pharmaceutical companies to maximize the curative and therapeutic potential of psilocybin.

KAYS has approximately ten years of operational experience as a vertically integrated legal cannabis enterprise and is the first U.S. publicly traded company to operate a legal marijuana dispensary, as well as the first to vertically integrate by adding cultivation and manufacturing. During the last ten years of cannabis operations the Company has produced, distributed, and/or sold a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands.

In late 2019 the Company determined that US Federal cannabis legalization was not something that would come to fruition anytime soon and began to explore overseas opportunities for cannabis operations. In addition, we also began looking at opportunities within the pending legalization of Psilocybin treatments and their potential therapeutic value for treatment-resistant mental health disorders.

In November 2020, Oregon became the first state in the United States to legalize and license the supervised use of psilocybin, and in January 2023 they began accepting licensing applications for Oregon Health Authority (the “OHA”) State Licensed Psilocybin Facilitators (OHA licensed professionals to operate the clinics) and also licensing for Manufacturing, Testing and the Facilitation clinics where clients can obtain Psilocybin Treatment Services. The OHA had also launched Oregon’s medical cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates, and sets the stage for KAYS “First Mover Advantage” in the emerging US psychedelic therapeutics industry.

On November 14, 2023, the Company filed a license application with the OHA for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psychedelic treatment center located in Portland, Oregon which the Company intends to operate as its flagship psychedelic treatment facility. We are presently in the final stages of licensing and anticipate receiving our license within 30 days of the date of this Report, although no assurance can be given in that regard. It is our understanding is that we will be the first US Public Company to own and operate a US based licensed Psychedelic Treatment Facility.

Our Planned Psychedelic Treatment Facility Plan and KAYS Fifth Dimension Therapeutics, Inc. Subsidiary

On December 13, 2022 the Company formed Fifth Dimension Therapeutics ™ (“FDT”) to seek to provide psychedelic "mind care" treatments to veterans suffering from PTSD, addicts seeking to break addiction, individuals with eating disorders, and others with a wide array of treatment resistant mental health disorders.

On January 3, 2023 the OHA began to accept license applications, allowing each entity to own and operate one (1) Psilocybin manufacturing and processing facility for the production of Psilocybin Mushrooms and derived therapeutics (“Psilocybins”), and up to five (5) Psilocybin Facilitation Centers where clients would go to ingest Psilocybins and experience effects under the supervision of State Licensed Facilitators.

The OHA had also launched Oregon’s medical cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates. The psilocybin opportunity is a logical extension for Kaya Holdings. The purpose, customer, regulations, and operations, as well as our familiarity with Oregon regulators, are synergistic with our current mission, and can be leveraged within our current operational infrastructure. We anticipate being able to respond to market demand rapidly, upon licensing. The licenses issued in Oregon are the first ever State Legal Licensing of Psilocybin Manufacturing and Treatment Centers, and KAYS is positioned to be first in line due to its operating history in Oregon.

On January 25, 2023 attorney Glenn E.J. Murphy became a founding member of the FDT Board of Directors. Mr. Murphy has agreed to assist FDT with introductions to pharmaceutical companies seeking data and access to psychedelic patients, as well as advising on the development of intellectual property, structure of potential joint ventures, funding opportunities, acquisitions, and other related endeavors. With more than 25 years of experience in corporate legal practice (including both ten years in-house with the Henkel Group and more than 15 years in private practice), Mr. Murphy’s experience has touched on most every aspect of intellectual property practice.

On March 13, 2023, Bryan Arnold (one of KAYS Vice Presidents and its longest serving Oregon Employee) completed his OHA Certified Psilocybin Education through the Changra Institute and became one of the first eighteen graduates to obtain Psilocybin Facilitator certification in the State of Oregon. Bryan’s Facilitation License application has been approved by the OHA, and he now may oversee up to five (5) Psilocybin Treatment Facilities and up to one (1) Psilocybin Production Facility. Additionally, the Company expects to enroll additional potential licensee candidates within the coming months to bolster its ranks of OHA Licensed Psilocybin Facilitators as it moves forward with plans to open its first Psychedelic Treatment Center, subject to completion of financing and regulatory approvals.

On November 14, 2023 the Company filed a license application with the OHA for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psychedelic treatment center located in Portland, Oregon which the Company intends to operate as its flagship psychedelic treatment facility. We are presently in the final stages of licensing and anticipate receiving our license within 30 days of the date of this report. Our understanding is that we will be the first US Public Company to own and operate a US based Psychedelic Treatment Facility.

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

Psilocybin, a naturally occurring compound found in “magic mushrooms”, is one of an emerging class of psychedelic medicines that contain potent psychoactive chemicals that can serve to affect human perception, emotions, and other cognitive functions. Psychedelic medicines have been found to have ground-breaking potential in treating a range of physical and mental disorders including anxiety and panic disorder, resistant depression, opiate addiction, adult attention deficit hyperactivity disorder (“ADHD”), post-traumatic stress disorder (“PTSD”), and acute and chronic pain.

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

It is estimated that 46,494,000 American adults (18%) battle an anxiety disorder such as Post Traumatic Stress Disorder (PTSD) and Panic Disorders, 24,538,500 American adults suffer from depressive illness (9.5%) (with someone committing suicide every 40 seconds), 17,306,100 American adults (6.7%) have been diagnosed with Alcohol Use Disorder, 18,339,300 American adults (7.1%) are considered drug dependent, and 11,416,860 American women (8.5%) and 3,099,600 American men (2.5%) struggle with an eating disorder. All of these difficult to treat mental health disorders have been shown by research to be aided by psychedelic treatment.

Companies such as Compass Pathways, ATAI Life Sciences, and Cybin are engaged in developing synthetic versions of psilocybin and psilocin (the active ingredient in “magic mushrooms”) to offer as breakthrough therapies for treatment resistant mental health disorders. As a “Delivery of Treatment” provider, it is expected that The Sacred Mushroom™ and similar facilities will be the safe environment needed for these emerging pharma-based psychedelic treatments. As these companies endure the costly, time consuming, and unpredictable path to FDA approval, we believe that The Scared Mushroom will establish its position as a leader in the delivery of psychedelic care, offering more immediate relief for people with pressing mental health conditions.

The Sacred Mushroom™ Psychedelic Treatment Facility

The Sacred Mushroom™ (TSM), currently under development in Portland, Oregon, is the Company’s expertly crafted Psychedelic Treatment Facility. TSM provides guests access to psilocybin treatments in a spacious, comfortable, carefully controlled environment under licensure by the OHA (OHA).

The Sacred Mushroom™ is seven floors above the city of Portland, with panoramic views of the city skyline and Mount Hood. The Sacred Mushroom™ has approximately 11,000 sq ft. and will provide guests with access to private treatment rooms, group session areas, and activity zones with movement, listening stations, journaling chairs, and art expression for distinctive, effective, and positive psilocybin treatments. The setting and space are designed to deliver the ultimate in safe, comfortable, and relaxing psychedelic treatments.

Industry Treatment Models

A recently published report on psilocybin treatment prices in Oregon showed that initial prices for one facility range from $300 for a group microdose session to $3,500 for an individual high-dose session, with another facility pricing first-time full dose treatments at $15,000 (these prices do not include the cost of the psilocybin, which can run from $300 to $500).

KAYS expects its facility to offer a superior setting, broader activity and treatment options, integrated cultivation and processing, and accessible pricing, thereby enabling us to deliver a superior treatment experience at a much lower price than the competition, while still achieving profitability

View from The Sacred Mushroom™ - Mount Hood can be seen

above the Portland, Oregon skyline from our 7th floor facility.

$700,000+ Institutional Investment in Fifth Dimension Therapeutics and Kaya Holdings

On June 12, 2023 the Company received $350,000 as a first installment for a working capital loan from CVC International Ltd., an institutional investor that has provided substantial fundings to the Company over the past ten years. The debt carries an interest rate of 10% annually. Additionally, on October 6, 2023 the Company received a second installment of $150,000 on the same terms, bringing the total working capital loan to $500,000.

In consideration for CVC extending the loan to the Company (as well as all other substantial financial assistance provided to the Company over the past ten years) , the Company transferred to CVC ten Series A Preferred shares of stock in Fifth Dimension Therapeutics, Inc. (“FDT Preferred Shares”) which are convertible into a total of 10% of the shares of FDT Common Stock (“FDT Common Shares”), taking into account the current FDT Common Shares that are outstanding and conversion of any other FDT Preferred Shares outstanding at the time of conversion. This resulted in a change of the Company’s ownership of FDT from 75% to 65%.

Additionally, on January 23, 2024, the Company received $61,200.00 and on March 12, 2024,the Company received an additional $150,000 in capital from the Institutional Investor as part of a private placement.

KAYS is moving to first establish a Psychedelic Treatment Center in Oregon, but is also keeping abreast of developments in other states such as California, Colorado, Hawaii and Washington as well as international locations such as Australia to locate Psychedelic Treatment Centers as regulations unfold.

Success of our business plan including the launch of “The Sacred Mushroom™” Psychedelic Treatment Centers depends on many factors including on final Oregon Health Authority (“OHA”) licensing and receipt of final financing from our investors.

The Global Psilocybin and Psychedelic Medicine Industry

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

As reported in the Wall Street Journal, Venture Capitalist Brom Rector of Empath Ventures sees Psychedelics as … “a traditional biotech play, with a high probability of failure but a potential upside of 10, 20, maybe 50 times.” Additionally, he sees many of the infrastructure companies for the industry as having a lot higher probability of becoming cash flow positive.

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

Cannabis Operations

Kaya™ Family of Brands

During the last 10 years of cannabis operations the Company has produced, distributed, and/or sold a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands.

Kaya Farms™ Cannabis

TW A3
SMT A3
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
Trainwreck - A-Buds
454g
Kaya FARMS
454g

The Company has developed its own proprietary Kaya Farms™ strains of cannabis, which it has grown and produced at the various medical and recreational grows that the Company has previously operated and maintained over the past ten years in Oregon. Additionally, KAYS has produced a full line of cannabis concentrates and extracts which it has initially produced through third party manufacturers and marketed at the Kaya Shack Stores, along with the very popular Kaya Buddies line of strain specific cannabis cigarettes.

The Company currently maintains an extensive genetic library of seeds for top strains of cannabis that it has assembled from its own grow operations and other commercial sources which it intends to utilize to launch international grow operations in Greece and elsewhere.

Kaya Buddie™ Strain Specific Cannabis Cigarettes

In 2016 the Company introduced a signature line of strain-specific pre-rolled cannabis cigarettes branded as “Kaya Buddies™”. Kaya Buddies™ cannabis cigarettes have been very well received by medical patients and recreational users. The brand, marketed under the tagline “Buds with Benefits”, features over 50 different strains of high quality cannabis and proprietary specialty blends.

Kaya Brands International

In 2019 KAYS formed Kaya Brands International, Inc. (“Kaya International” or “KBI”), to leverage its experience and expand into worldwide cannabis markets. KBI’s current initiative includes Greece, with additional areas under consideration.

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

GKC has a development license from the Greek authorities that was originally issued as part of a plan purchase and develop 15 acres in Thebes, Greece as a large-scale cultivation production and processing project. However, GKC has elected to hold off on acquiring the land until such time as European cannabis demand warrants the investment required to develop the project.

Additionally, on November 8, 2021 KAYS/KBI through a majority owned subsidiary of KBI (Kaya Farms Greece or “KFG”) executed an agreement to acquire 50% of Greekkaya, a second medical Cannabis in Epidaurus, Greece.

Kaya Kannabis- Epidaurus, Greece Project

Site of Epidaurus Land

GKC plans to cultivate and manufacture KAYS proprietary cannabis brands (CBD/THC) from the Epidaurus Project for distribution in the Greek, German and other EU markets as permitted by local regulations.

Interior View- KAYS’ Epidaurus Project with 50K square feet of already constructed buildings.

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

Neither of the two subject Greece properties are currently owned or optioned by GKC or its operating subsidiaries, but the land for the potential project in Epidaurus is owned by one of our Greek partner’s families and the land in The bes is currently available for purchase or option. The Company believes it could acquire either of the properties once funding and market conditions allow. Alternatively, both licenses are in good order, and can be transferred to a new location pending Greek Government approval.

 Sale of Lebanon, Oregon Farm Property and Salem, Oregon Cannabis Dispensary

On February 28, 2023 the Company concluded the sale of a a 26-acre parcel in Lebanon, Linn County, Oregon that it had previously purchased for $510,000 as part of our focus on moving our cannabis operations overseas. We sold the Property for a price of $769,500, less commissions and customary closing costs and repayment of loans against the transaction. After such repayments, the Company realized net proceeds of approximately $302,000.

On April 21, 2023 the Company concluded the sale of its Salem Retail Cannabis Store (“Store 2”) for $210,000, less a 6% closing commission and minor closing expenses. After these expenses and paying $75,000 to resolve three non-performing store leases in South Oregon, the Company netted $118,900.

The Company utilized the net proceeds of approximately $420,000 from both the sale of the Property and Store 2, for general working capital including the development of its planned Oregon psilocybin business and development of its international projects.

Closure of Portland, Oregon Cannabis Dispensary

On March 11, 2024, we notified the Oregon Liquor Control Commission (the “OLCC”) that we were temporarily closing our Cannabis Retail Dispensary in Portland, Oregon as we evaluate redeploying our remaining cannabis dispensary license to serve as a delivery hub for Portland residents, tourists and The Sacred Mushroom™ guests, among others. We made this move so as to concentrate on the opening of the Sacred Mushroom Psychedelic Treatment Center and intend to explore additional cannabis opportunities as new markets develop.

The Global Cannabis Industry

The global cannabis market is being driven by the increasing number of countries passing legislation to decriminalize the use of cannabis and legalize cannabis for medicinal use. This change in legislation is the result of an increase in public awareness to the medicinal benefits of cannabis and greater social acceptance of cannabis use. According to Statista, cannabis is expected to reach a legal market of 74 billion USD by 2029, for a CAGR of 3.01%.

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

While the State of Oregon has created a regulatory framework through the Oregon Health Authority (OHA) that allows for the administration of psilocybin to clients in OHA Licensed Psilocybin Treatment Facilities, the use and possession of Psilocybin is currently illegal under Federal Law.

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

Our foreign operations will also be subject to comparable government regulation in Greece and any other various foreign jurisdictions in which KAYS intends to operate.

Competition

The legal marijuana sector is rapidly growing and the Company faces significant competition in the operation of retail outlets and grow facilities. Many of these competitors will have far greater experience, more extensive industry contacts and greater financial resources than the Company. There can be no assurance that we can adequately compete to succeed in our business plan.

The legal psychedelic medicine sector is rapidly growing, and while the industry is at a much earlier stage than cannabis, the Company will also face significant competition in the operation of retail outlets and grow facilities. Many of these competitors will have far greater experience, more extensive industry contacts and greater financial resources than the Company. There can be no assurance that we can adequately compete to succeed in our business plan.

Employees

As of the date as of this Report, our Oregon operations have 2 full-time employees, consisting of Chad Craig, the Senior Vice President of Oregon Operations and Bryan Arnold, Vice President of KAYS Subsidiary Fifth Dimension Therapeutics, Inc. and Lead Facilitator of the Sacred Mushroom Psychedelic Treatment Center. Additionally, we engage several consultants to assist with daily duties and business implementation and execution. Additional employees will be hired and other consultants engaged in the future as we execute our business plan.

Item 1A. Risk Factors.

We have a limited operating history with our current businesses.

The Company was incorporated in 1993 and has engaged in a number of businesses as both a private and as a publicly held company.

KAYS’s legal medical and recreational marijuana business (which it has focused on in Oregon since 2014 and in Greece since 2020) has not generated sufficient revenue to enable the Company to achieve profitability. In addition, the overall US market for legal marijuana has not been as robust as anticipated because of the lack of legalization on a federal level. Accordingly, we have recently reduced our US retail operations and expanded into establishing a psilocybin therapy and treatment center in Portland, Oregon where such treatment has recently been legalized. However, our planned psilocybin business (which is currently pending license by the OHA) has not yet generated any revenues.

Accordingly, our operations continue to be subject to all the problems, expenses, difficulties, complications and delays encountered in an early-stage business. There can be no assurance that the Company will generate significant revenues or operate at a profit.

The Company will require additional financing to become commercially viable.

The Company’s current psilocybin and legal marijuana operations can be capital intensive.

During the years ended December 31, 2023, and December 31, 2022, we raised approximately $615,000 and $370,000 respectively, through a series of private debt and equity offerings to finance operations.

The Company had net income of $1,039,922 and net loss of $3,731,694 for the years ended December 31, 2023 and 2022, respectively.

All of the net income for the years ended December 31, 2023 and December 31, 2022 were not actual operating gains but were a result of the derivative liabilities from the conversion of debt from the stabilization of our stock prices the reduces the volatility factors used in the derivative calculations.

At December 31, 2023, we had a total stockholders' deficit of $16,688,022 and a working capital deficiency of $7,813,590.   There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business plan anticipates that operations will undergo expansion in 2024 and beyond. This expansion will require the Company to manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

Marijuana and Psilocybin remains illegal in the United States under federal law.

Notwithstanding its legalization for recreational and/or medical use by a growing number of states, the growing, transport, possession or selling of marijuana continues to be illegal under federal law. Additionally, the growing, transport, possession or selling of psilocybin is also illegal under federal law and only a handful of states have decriminalized its usage, with Oregon being the only state that has devised a state legal licensing system that allows for providing access to psilocybin therapies in a carefully controlled environment.

Although the current administration has made policy decisions to allow implementation of state laws legalizing recreational and/or medical marijuana and not to federally prosecute anyone operating under state law, the continuance of that policy is not assured and could change at any time.

While we seek the advice of counsel with respect to our operations within these industries, federal action could determine that our marijuana and/or psilocybin operations are illegal and adversely affecting KAYS’s business, financial condition and results of operations.

The marketing and market acceptance of marijuana and psilocybin may not be as rapid as KAYS expects.

The market for state legal marijuana and Psilocybin is quickly evolving, and activity in the sector is expanding rapidly. Demand and market acceptance for state legal marijuana and psilocybin are subject to uncertainty and risk, as changes in the price and possible adverse political efforts could influence and denigrate demand. KAYS cannot predict whether, or how fast, this market will grow or how long it can be sustained. If the market for state legal marijuana and psilocybin develops more slowly than expected or becomes saturated with competitors, KAYS’s operating results could be adversely impacted.

KAYS’s business activities are part of emerging industries.

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

Federal, state and local laws and regulations governing state legal recreational and medical marijuana and psilocybin use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. Violations of these laws or allegations of such violations could disrupt KAYS’s planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. Our foreign operations will also be subject to comparable government regulation in Greece and any other various foreign jurisdictions in which KAYS intends to operate. There can be no assurance that KAYS will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Our business will be subject to other operating risks which may adversely affect the Company’s financial condition.

We will likely face significant competition.

The legal marijuana and the psilocybin industry is in its early stages and is attracting significant attention from both small and large entrants into the industry. KAYS expects to encounter significant competition as it implements its business strategy. The ability of KAYS to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could adversely affect our business, financial condition and results of operations.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditors provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going con

Management, the Board of Directors and Key Consultants may be indemnified.

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

In addition to the penny stock rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require when recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low -priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy KAYS’s common stock, which may limit investor ability to buy and sell KAYS’s comm

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

The conversion of the 40 shares of KAYS’ outstanding Series D Preferred stock by the CEO and an unrelated third-party shareholder would result in the issuance of an additional 14,781,890 shares of KAYS’ common stock, (without taking into effect the conversion into shares of KAYS common stock of any or all outstanding convertible debt described in this Annual Report at December 31, 2023). Accordingly, such market overhang could adversely impact the market price of the common stock.

 KAYS has 40 shares of Series D Convertible Preferred Stock outstanding, 20 shares of which are held by our CEO and 20 of which are held by an unrelated third-party shareholder. These preferred shares can be converted into a total of 14,781,890 shares of KAYS common stock which would result in substantial dilution if converted.

Additionally, as of the date of this filing the Company has convertible debt of approximately $7,400,000 principal amount (without taking into effect the accrued interest which could also be converted) which can be converted into KAYS stock at $0.08 (with certain ratchet provisions that would allow stock to be issued at lower prices in event of severe market reductions in the price of KAYS stock), subject to certain ownership volume limitations and could result in further substantial dilution if all converted.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, patient information, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require continuous monitoring and detection programs, network security precautions, encryption of critical data and in-depth security assessments of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. Our information technology (“IT”) team (In-house and outside consultants) s responsible for these ongoing monitoring and detection activities.

The governance of our cybersecurity risks involves active and informed participation from our management team, our IT team and our board of directors. This oversight includes briefings by our IT team on the nature of the risks we face and the steps we are taking to mitigate these risks, as well as immediately reporting any significant cybersecurity incident that occurs to management and the board of directors.

We have not experienced a cybersecurity incident that had a material impact on our business strategy, results of operations, or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies.

Item 2. Properties.

On February 28, 2023 the Company concluded the sale of a a 26-acre parcel in Lebanon, Linn County, Oregon that it had previously purchased for $510,000 as part of our focus on moving our cannabis operations overseas. We sold the Property for a price of $769,500, less commissions and customary closing costs and repayment of loans against the transaction. After such repayments, the Company realized net proceeds of approximately $302,000.

On April 21, 2023 the Company concluded the sale of its Salem Retail Cannabis Store (“Store 2”) for $210,000, less a 6% closing commission and minor closing expenses. After these expenses and paying $75,000 to resolve three non-performing store leases in South Oregon, the Company netted $118,900.

The Company utilized the net proceeds of approximately $420,000 from both the sale of the Property and Store 2, for general working capital including the development of its planned Oregon psilocybin business and development of its international projects.

Item 3. Legal Proceedings.

From time-to-time KAYS may be party to various legal proceedings in the ordinary course of business. Please see paragraphs below for results of legal proceedings during 2023 and 2022.

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

On October 11, 2023 the Arbitrator ruled in favor of the Company and awarded the Company $3,000 in legal Fees and $781 in Costs. Since that time the Company has been advised that Day Law & Associates, P.C. appealed the Arbitration Award, but no new hearing date has been set and we are reviewing if the Company wants to allow the Oregon Bar to mediate the case.

Lawsuit from P3 Distributing LLC

On February 23, 2024 the Company received notice from its Oregon Counsel that P3 Distributing L.L.C (a vendor that supplied containers used in the sale of cannabis) had filed suit in Marion County, Oregon seeking damages in the amount of $12,149.00 for unpaid vendor invoices, plus interest at the rate of 9% per annum from February 29, 2020.

The Company is working with its Oregon Counsel to resolve the matter.

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

(1)

Recent Sales of Registered and Unregistered Securities (includes common stock, preferred stock and debt issuances/cancellations)

Convertible Debt Issuances

 There were no new convertible debt issuances as of December 31, 2023.

Common Stock Issuances-

There were no new common stock issuances as of December 31, 2023.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenues

We had revenues of $196,294 for the year ended December 31, 2023, as compared to revenues of $685,379 for the year ended December 31, 2022. The decrease in revenues from 2022 to 2023 was due to the close of a retail shop in Oregon as we focused on moving our cannabis business overseas and concentrated on the development of our Psychedelic Medicine business and the launch of The Sacred Mushroom™ facility in Portland, Oregon.

Cost of Sales

We had a cost of sales of $81,345 on revenues of $196,294 for the year ended December 31, 2023 versus a cost of sales of $225,107 on revenues of $685,379 for the year ended December 31, 2022 .

Operating Expenses

General and administrative were $396,962 for the year ended December 31, 2023, as compared to $525,855 for the year ended December 31, 2022. Salaries and wages were $209,433 for the year ended December 31, 2023 as compared to $383,762 for the year ended December 31, 2022. The decrease in general and administrative expense categories from 2022 to 2023 reflects our shift of focus to overseas development of operations. Salaries and wages decrease was mainly due to the close of retail shop in Oregon.

Professional fees were $752,973 for the year ended December 31, 2023, as compared to $1,262,095 for the year ended December 31, 2022, reflecting a decrease of $509,122. The decrease was primarily due to a decrease in the expense for accounting and consulting. After giving effect to all of the foregoing, total operating expenses were $1,359,368 for the year ended December 31,2023, as compared to $2,171,712 for the year ended December 31, 2022. Accordingly, our operating loss was $1,234,769 for the year ended December 31, 2023, as compared to $1,711,440 for the year ended December 31, 2022.

Interest expense

Interest expense was $665,427 for the year ended December 31, 2023, as compared to $629,386 for the year ended December 31, 2022, reflecting a slight increase of additional debt incurred in 2023.

Net Income (Loss)

After giving effect to an operating loss of $1,244,419, interest expense of $665,427, amortization of debt discount of $387,072, gain on disposal/impairment of fixed assets of $386,229, gain on impairment of right of use assets of $151,082, change in derivative liabilities income of $3,297,215 arising from the decrease of our stock prices which increased the volatility factors used in the derivative calculations, other income of $122,210 which included accounts payable forgiveness of $112,560 and other income $9,650. We had net income from non-controlling interest  of $26,794 for the year ended December 31, 2023. Additionally, the Company has accrued a tax liability of $899,344 related to potential taxes due under the IRS Code 280E.

This compares to a net loss from non-controlling interest of $155,080 for the year ended December 31, 2022, after giving effect to an operating loss of $1,711,440, interest expense of $629,386, amortization of debt discount of $303,398 and gain on disposal of $17,177 offset by other income from a change in derivative liabilities expense of $1,010,737. The net income attributable to the Company for 2023 and net loss attributable to the Company for 2022 was $1,609,697 and $3,731,694, respectively.

Liquidity and Capital Resources

During 2023 our cash position increased by $10,778 to $29,108 and our negative working capital deficit was $7,307,979.

As of December 31, 2023, our working capital consisted of cash of $29,108, inventories of $9,259 and prepaid expenses of $58,588 as compared to cash of $18,330, inventories of $11,990 and prepaid expenses of $28,158 as of December 31, 2022.

Our current liabilities include accounts payable and accrued expenses of $589,085, accounts payable and accrued expenses-related parties of $514,972, accrued interest of $2,369,015, current portion of lease liability of $30,885, tax liability of $899,344, convertible notes payable- net of discount of $25,000, notes payable of $124,312 and derivative liabilities of $2,752,321 as compared to current liabilities include accounts payable and accrued expenses of $961,396, accounts payable and accrued expenses-related parties of $273,190 accrued interest of $1,759,669 current portion of lease liability of $93,067, tax liability of $876,017 convertible notes payable- net of discount of $240,293, notes payable of $9,312 and derivative liabilities of $6,204,878 as of December 31, 2022.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2023 and 2022:

	2023	2022
Net cash (used in) operating activities	$(1,045,799)	$(918,799)
Net cash provided by investing activities	$812,859	$17,177
Net cash provided by financing activities	$245,000	$370,000
Net increase in cash	$12,060	$531,622

Cash Used in Operating Activities

During 2023, we had cash of $1,045,799 used in operating activities, as compared to cash used in operations of $918,799 in 2022.

Cash Provided by (Used in) Investing Activities

During 2023, we had cash of $812,859 provided by investing activities, as compared to $17,177 provided by investing activities in 2022. Income in 2023 and 2022 consisted of property and equipment proposal.

 Cash Provided by Financing Activities

During 2023, $615,000 of notes payable was issued and $370,000 of convertible notes were paid off, as compared to $370,000 of convertible debt issued in 2022.

Additional Capital

As of December 31, 2023, we had cash of $29,108 and a working capital deficiency of $7,307,979 as compared to cash of $18,330 and a working capital deficiency of $10,359,344 at December 31, 2022.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

See the Index of Consolidated Financial Statements on page F-1 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Disclosure controls and procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of December 31, 2023. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s Chairman and President, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of December 31, 2023, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of December 31, 2023.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2023 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of December 31, 2023, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	63	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Director
Carrie Schwarz	63	Director
Mitchell Chupak	69	Director

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

We believe that Mr. Chupak’s spectrum of experience in both management and funding will add value our board of directors.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and acting Chief Financial Officer, who is our sole executive officer, for the years ended December 31, 2023 and December 31, 2022.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2023	$300,000			0	0	0	0	$300,000 (1)
	2022	$300,000		1,500,000 (3)	0	0	0	0	$300,000 (2)

(1)	Mr. Frank’s compensation for 2023 was a total of $194,273 paid in cash and $105,727 in accruals.

(2)	Mr. Frank’s compensation for 2022 was a total of $218,802 paid in cash and $81,198 in accruals.

(3)	Represents “restricted ” shares of our common stock valued at $0.10 per share.

Mr. Frank's compensation was paid to The Tudog Group, Inc., of which Mr. Frank is the Chairman and a principal.

Employment and Consulting Agreements

The Company is currently not a party to any employment agreement with its executive officers. The Company has consulting agreements with The Tudog Group, of which firm Mr. Frank is Chairman and a Principal, for the services of Mr. Frank as CEO and acting CFO, and with BMN Consultants, Inc of which non-officer or affiliate William David Jones is President

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

Our non-employee directors are compensated with the issuance of restricted common stock in amounts determined annually by the board of directors. During the year ended December 31, 2023, no shares were issued to our Directors but in 2024 we expect to issue both Carrie Schwarz and Mitchell Chupak (our two non-employee directors) shares of restricted stock for their work in 2023 and additional shares of restricted shares of KAYS stock for their work in 2024.

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

None.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us for professional services (a) for the years ended December 31, 2023 and 2022 by M&K CPAS, PLLC our independent public registered accounting firm .

	2023	2022
Audit fees	$40,425	$38,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees- quarterly reviews (3 quarters)	$22,050	$21,000
	$62,475	$59,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2023 and 2022

•	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2023 and 2022

•	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)(2)

3.2	Bylaws, as amended(1)

10.1	Share Exchange Agreement dated February 3, 2010 by and among Netspace International, Inc. and the stockholders of Alternative Fuels Americas, Inc.(1)

10.2	2011 Incentive Stock Plan, as amended (1) +

10.6	Form of 8% Convertible Promissory Note (1)

10.5	Consulting Agreement between Registrant and Tudog International Consulting, Inc . (1) +

10.6	Office Lease for premises located at 305 South Andrews Avenue, Suite 209, Fort Lauderdale, FL 33301 (3)

10.9	Letter Agreement effective December 1, 2011 between Registrant and Ilan Sarid(1)

10.10	Amendment to Consulting Agreement between Registrant and Tudog International Consulting, Inc. (1) +

10.11	Amendment to Consulting Agreement between Registration and The Tudog Group (3) +

21.1	Subsidiaries of Registrant (4)

23.1	Consent of M&K CPAS LLC(5)

31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-177532) and incorporated herein by reference.

(2)	Amendments to the Certificate of Incorporation are filed as Exhibits to the Company’s Current Reports on Form 8-K dated April 23, 2015 and March 22, 2017 and are incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2017 and Incorporated herein by reference.

(5)	Filed herewith.

+ Management compensation arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2024

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	April 16, 2024

/s/ Carrie Schwarz	Director	April 16, 2024
Carrie Schwarz

/s/ Mitchel Chupak	Director	April 16, 2024
Mitchel Chupak

  Reports of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Kaya Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss) stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

The Woodlands, TX

April 16, 2024

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2023 and December 31, 2022

ASSETS
	(Audited)	(Audited)
	December 31, 2023	December 31, 2022
CURRENT ASSETS:
Cash and equivalents	29,108	$18,330
Inventory	9,259	11,990
Prepaid expenses	58,588	28,158
Total current assets	96,955	58,478

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	29,865	182,604
Assets for sale	—	516,076
Property and equipment, net of accumulated depreciation of $216,890 and $358,396 as of December 31, 2023 and December 31, 2022, respectively	24,875	36,720
Goodwill	23,682	22,188
Other Assets	40,479	27,175
Total non-current assets	118,901	784,763

Total assets	$215,856	$843,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$589,085	$961,396
Accounts payable and accrued expense-related parties	514,972	273,190
Accrued interest	2,369,015	1,759,669
Right-of-use liability - operating lease	30,885	93,067
Taxable Payable	899,344	876,017
Convertible notes payable, net of discount of $0 and $54,707	125,000	240,293
Notes payable	124,312	9,312
Derivative liabilities	2,752,321	6,204,878
Total current liabilities	7,404,934	10,417,822

NON-CURRENT LIABILITIES:
Notes payable	500,000	—
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $742 and $333,107	7,311,410	7,179,045
Accrued expense-related parties	500,000	500,000
Right-of-use liability - operating lease	—	100,115
Total non-current liabilities	8,561,410	8,029,160

Total liabilities	15,966,344	18,446,982

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series C, par value $.001; 10,000,000 shares authorized; 0 and 100,000 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding at December 31, 2023 and December 31, 2021, respectively	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 0 shares and 22,172,835 shares issued as of December 31, 2023 and 22,172,835 shares outstanding as of December 31, 2022 , respectively	22,173	22,173
Subscriptions payable	163,630	163,630
Additional paid in capital	22,493,783	22,277,612
Accumulated deficit	(36,462,263)	(38,071,960)
Accumulated other comprehensive income (loss)	(12,617)	(11,027)
Total stockholders' deficit attributable to parent company	(13,795,294)	(15,619,572)
Non-controlling interest	(1,955,194)	(1,984,169)
Total stockholders' deficit	(15,750,488)	(17,603,741)

Total liabilities and stockholders' deficit	$215,856	$843,241

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Net sales	$196,294	$685,379

Cost of sales	81,345	225,107

Gross profit	114,949	460,272

Operating expenses:
Professional fees	$752,973	$1,262,095
Salaries and wages	209,433	383,762
General and administrative	396,962	525,855
Total operating expenses	1,359,368	2,171,712

Operating loss	(1,244,419)	(1,711,440)

Other income (expense):
Interest expense	$(665,427)	$(629,386)
Amortization of debt discount	(387,072)	(303,398)
Gain on impairment of right of use assets	151,082	—
Gain on sale of land	177,883	17,177
Gain on sale of business license	208,346	—
Change in derivative liabilities expense	3,297,215	(1,010,737)
Gain of AP forgiveness	112,560	—
Other income	96,501	—

Total other income (expense)	2,904,237	(1,926,344)

Net income (loss) from continuing operations before income taxes	1,659,818	(3,637,784)

Provision for Income Taxes	$(23,327)	$(93,910)

Net income (loss)	1,636,491	(3,731,694)

Net Income (loss) attributed to non-controlling interest	26,794	(155,080)

Net income (loss) attributed to Kaya Holdings, Inc.	1,609,697	(3,576,614)

Basic net income (loss) per common share	$0.07	$(0.24)

Weighted average number of common shares outstanding - Basic	22,172,835	15,049,410

Diluted net income (loss) per common share	$0.01	$(0.24)

Weighted average number of common shares outstanding - Diluted	203,750,520	15,049,410

The accompanying notes are an integral part of these consolidated financial statements.

  Kaya Holdings, Inc. and Subsidiaries

  Consolidated Statements of Comprehensive Income (Loss)

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Net income (loss)	$1,609,697	$(3,576,614)

Other comprehensive expense
Foreign currency adjustments	591	(14,019)

Comprehensive income (loss)	1,610,288	(3,590,633)

Other comprehensive income (expense)
Net loss attributed to non-controlling interest	26,794	(155,080)

Comprehensive income (loss) attributable to Kaya Holdings	1,583,494	(3,435,553)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the three months and year ended December 31, 2023 (Audited) and the year ended December 31, 2022 (Audited)

	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Subscription Payable	Additional Paid-in	Accumulated	Accumulated Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Loss	Interest	Deficit

Balance, December 31, 2021 (Audited)	—	$—	40	$—	14,722,835	$14,723	$163,630	$21,735,185	$(34,495,346)	$(3,719)	$(1,822,378)	$(14,407,905)

Imputed interest	—	—	—	—	—	—	—	22,500	—	—	—	22,500

Common stock issued for services	—	—	—	—	5,350,000	5,350	—	361,125	—	—	—	366,475

Common stock issued for services - related parties	—	—	—	—	2,100,000	2,100	—	141,750	—	—	—	143,850

Settlement of related party accrued compensation	—	—	—	—	—	—	—	17,052	—	—	—	17,052

Translation Adjustment	—	—	—	—	—	—	—	—	—	(7,308)	(6,711)	(14,019)

Net Loss	—	—	—	—	—	—	—	—	(3,576,614)	—	(155,080)	(3,731,694)

Balance, December 31, 2022 (Unaudited)	—	—	40	—	22,172,835	22,173	163,630	22,277,612	(38,071,960)	(11,027)	(1,984,169)	(17,603,741)

Balance, December 31, 2022 (Audited)	—	$—	40	$—	22,172,835	$22,173	$163,630	$22,277,612	$(38,071,960)	$(11,027)	$(1,984,169)	(17,603,741)

Imputed interest	—	—	—	—	—	—	—	22,500	—	—	—	22,500

Settlement of derivative liabilities to additional paid in capital	—	$—	—	—	—	—	—	155,342	—	—	—	155,342

Release of related party accruals and payable	—	$—	—	$—	—	$—	$—	$38,329	$—	$—	$—	38,329

Translation Adjustment	—	$—	—	—	—	—	—	—	—	(1,590)	2,181	591

Net Income	—	$—	—	—	—	—	—	—	1,609,697	—	26,794	1,636,491

Balance, December 31, 2023	—	$—	40	—	22,172,835	22,173	163,630	22,493,783	(36,462,263)	(12,617)	(1,955,194)	(15,750,488)

The accompanying notes are an integral part of these consolidated fin.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

(Unaudited)

	For The	For The
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
OPERATING ACTIVITIES:
Net income (loss)	$1,609,697	$(3,576,614)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	26,794	(155,080)
Depreciation	11,845	21,937
Imputed interest	22,500	22,500
Loss (gain) on impairment of right-of-use asset	(151,082)	—
Change in derivative liabilities	(3,297,215)	1,010,737
Amortization of debt discount	387,072	303,398
Impairment expense		74,509
Shares issued for service		366,475
Shares issued for service - related parties	—	143,850
Gain on disposal of fixed assets	—	(17,177)
Gain on sale of business license	(206,546)	—
Gain on sale of land	(177,883)	—
Changes in operating assets and liabilities:
Prepaid expense	(42,505)	(14,191)
Inventory	1,852	39,494
Right-of-use asset	59,597	96,904
Deposit	(12,925)	—
Other assets	—	(14,684)
Accrued interest	609,346	606,886
Accounts payable and accrued expenses	(89,375)	43,248
Accounts payable and accrued expenses - Related Parties	241,782	148,252
Right-of-use liabilities	(62,080)	(113,153)
Deferred tax liabilities	23,327	93,910

Net cash used in operating activities	(1,045,799)	(918,799)

INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	693,959	17,177
Proceeds from sales of Business License	193,900	—
Cash paid for impairment of right-of-use asset	(75,000)	—

Net cash provided by investing activities	812,859	17,177

FINANCING ACTIVITIES:
Proceeds from notes payable	615,000	370,000
Payments on convertible debt	(370,000)	—

Net cash provided by financing activities	245,000	370,000

NET INCREASE (DECREASE) IN CASH	12,060	(531,622)

Effects of currency translation on cash and cash equivalents	(1,282)	(16,072)

CASH BEGINNING BALANCE	18,330	565,979

CASH ENDING BALANCE	$29,108	$18,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	18,582	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Settlement of derivative liabilities	155,342	—
Adoption of lease standard ASC 842	24,602	23,738
Initial derivative liability on convertible note payable	—	213,598
Release of related party accruals and payable	38,329
Settlement of related party liabilities in excess of net book value of asset distributed	—	17,052
Preferred stock exchange-related party	—	—

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

The Company has four subsidiaries: Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and was formed on March 27, 2014 to maintain ownership of the Company’s Oregon based cannabis operations, 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which held ownership of the Company’s 26 acre property in Lebanon, Oregon (inactive since Feb 28, 2023 when the subject property was sold), Kaya Brand International, Inc., a Florida Corporation (“KBI”) which is majority-owned and was formed on October 14, 2019 to expand the business overseas (active) and Fifth Dimension Therapeutics, Inc., a Florida corporation which is majority owned (“FTD”) and was formed on December 13, 2022 to develop and maintain ownership of the Company’s planned Psychedelic Treatment Centers offering psilocybin treatments.

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

Fifth Dimension Therapeutics, Inc. (FTD) is the entity that was formed to hold interests in psychedelic treatment facilities, with operations initially targeted for Oregon where FDT holds a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) and has an irrevocable option to acquire the remaining 51% stake in FDT1 after the sunsetting in January 1, 2025 of Oregon’s residency requirements for majority ownership in entities that hold OHA issued Psilocybin Licenses.

Nature of the Business

In January 2014, KAYS incorporated MJAI, a wholly owned subsidiary, to focus on opportunities in the legal recreational and medical marijuana in the United States.

On July 3, 2014 opened its first Kaya Shack™ MMD in Portland, Oregon.  Between April of 2014 and December 31, 2023, KAYS owned and operated four (4) Kaya Shack™ retail cannabis medical and recreational dispensaries, three (3) Medical Marijuana Grow sites licensed by the OHA and two (2) Recreational Marijuana grow sites licensed by the OLCC (all in Oregon). The statuses of these operations are as follows:

The first Kaya Shack™ (Kaya Shack™ Store 1) opened in 2014 in Portland, Oregon at the same address as an Oregon Liquor and Cannabis Commission (OLCC) licensed medical and recreational marijuana retailer. On March 11, 2024, the Company notified the Oregon Liquor Control Commission (the “OLCC”) that we were temporarily closing this location. The Company is currently evaluating redeploying this remaining dispensary license to serve as a delivery hub for Portland residents, tourists and The Sacred Mushroom™ guests, among others.

Kaya Shack™ Store 2 was closed in December, 2022 as part of a sale and surrender agreement that the Company entered into with the OLCC to resolve an Administrative Action filed by the OLCC (as previously disclosed in the Company’s Annual Report on form 10-K for the period ending December 31, 2021 filed on April 18, 2022 and in the Company’s Quarterly report for the period ending March 31, 2022 filed on May 16, 2022). Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. On April 21, 2023 the Company concluded the sale of Store 2 for $210,000, less a 6% closing commission and minor closing expenses. After these expenses and paying $75,000 to resolve three non-performing store leases in South Oregon, the Company netted $118,900.

Kaya Shack™ Store 3 and Kaya Shack™ Store 4 were both closed due to consolidation moves by the Company in 2020 and 2021, respectively, and the Company let the licenses lapse.

In August of 2017, the Company purchased a 26-acre parcel in Lebanon, Linn County, Oregon for $510,000 on which we intended to construct a Greenhouse Grow and Production Facility (the “Property”) and filed for OLCC licensure. In August of 2022, the Company entered into an agreement (the “CVC Agreement”) with CVC International, Inc. (“CVC”), an institutional investor who holds certain of the Company’s Convertible Promissory Notes (the “Notes”), one of which was secured by a $500,000 mortgage on the Property. CVC released its lien on the Property to enable the Company to sell the Property and utilize the proceeds therefrom for the benefit of the Company and its shareholders, without having to repay CVC the $500,000 Note held by CVC. Additionally, CVC agreed to advance certain sums against the sale of the Property (“Advances”), which amounted to $270,000 pending the sale of the Property. On February 28, 2023 we sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the advances plus interest (including an additional $100,000 borrowed from another lender interest) and the Company realized net proceeds of approximately $302,000,000. The land is reflected on the balance sheet as assets held for sale for the year ended December 31, 2022 at a value of $516,076. The land was sold in 2023.

On September 26, 2019, the Company formed the majority owned subsidiary Kaya Brands International, Inc. (“KBI”) to serve as the Company’s vehicle for expansion into worldwide cannabis markets. Between September of 2019 and December 31, 2023 KBI has formed majority-owned subsidiaries in both Greece and Israel and its local operating subsidiaries have acquired interests in various licenses and entities.

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

On March 6, 2024, the OHA completed its Psilocybin Service Center License Inspection and itemized three (3) facility structural/layout items that they wanted addressed/modified prior to issuing the facility license. The Company is currently completing the items and expects to have the follow-up inspection and final license issuance issued prior to the end of April, 2024.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of December 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net income of $1,609,697 for the year ended December 31, 2023 and net losses of $3,576,614 for the twelve months ended December 31, 2022. The increase in net income is due to the changes in derivative liabilities and the gain on disposal. At December 31, 2023 the Company has a working capital deficiency of $7,307,979 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Majority-owned subsidiaries:

Fifth Dimension Therapeutics, Inc. (a Florida Corporation)

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2023 is $9,259 and $11,990 as of December 31, 2022. Inventory allowance and impairment were $0 and $0 as of December 31, 2023 and December 31, 2022, respectively.

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

We are subject to certain tax risks and treatments that could negatively impact our results of operations

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$29,108	$-	$-
Total assets	29,108	-	-
Liabilities
Convertible debentures, net of discounts of $742	-	-	7,436,410
Derivative liability	-	-	2,752,321
Total liabilities	-	-	10,188,731
	$29,108	$-	$(10,188,731)

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$18,330	$-	$-
Total assets	18,330	-	-
Liabilities
Convertible debentures, net of discounts of $477,634	-	-	7,419,338
Derivative liability	-	-	6,204,878
Total liabilities	-	-	13,624,216
	$18,330	$-	$(13,624,216)

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

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded as a debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 405-20 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2023.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(Audited)	(Audited)
ATM Machine	$—	$5,600
Computer	30,713	30,713
Furniture & Fixtures	56,978	42,965
HVAC	25,000	44,430
Land	17,703	533,778
Leasehold Improvements	32,304	147,636
Machinery and Equipment	55,067	69,312
Sign	—	12,758
Vehicle	24,000	24,000
Total	241,765	911,192
Less: Accumulated Depreciation	(216,890)	(358,396)
Property, Plant and Equipment - net	$24,875	$552,796

Depreciation expense totaled of $11,845 and $21,937 for the twelve months ended December 31, 2023 and 2022, respectively. Due to the sale of the farm in 2023, the Company removed net assets of $516,076 and recorded a gain of sale of the farm $177,883 during the years ended December 31, 2023.

During the year ended December 31, 2023, the Company sold the retail store in Oregon which had no net assets as all fixed assets of Oregon store were fully depreciated and the Company recorded $206,546 as gain from sale of the business license. The Company also sold two safes which were fully depreciated before 2022. The gain of this disposal was $1,800.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023 (Audited)	December 31, 2022 (Audited)
Other Receivable	$11,047	$10,668
Rent Deposits	23,941	11,016
Security Deposits	5,491	5,491
Non-Current Assets	$40,479	$27,175

During the year ended December 31, 2023, our other receivables increased $379, related to changes of currency exchange rate. The increase of the rent deposit was primarily due to the new lease signed on September 22, 2023, which term has not begun as of December 31, 2023.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses consisted of the following at December 31, 2023 and December 31, 2022 :

	December 31, 2023	December 31, 2022
Accounts payable	561,551	899,823
Accrued expenses	27,534	61,573
Total	589,085	961,396

During the year ended December 31, 2023, the Company recorded $112,560 accounts payable as income from AP forgiveness

NOTE 7 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 4.23% to 5.26%, volatility ranging from 145.03% to 179.9%, trading prices $0.042 per share and a conversion price ranging from $0.034 to $0.08 per share. The total derivative liabilities associated with these notes were $2,752,321 at December 31, 2023 and $6,204,878 at December 31, 2022. As of December 31, 2023, one convertible note chose not to extend, and the maturity date is in the beginning of 2024. We reclassed it from long-term to short-term convertible notes.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			12/31/2023	12/31/2022

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	31-Dec-25	82,391	82,391
C	Convertible		X	8.0%	31-Dec-25	41,195	41,195
D	Convertible		X	8.0%	31-Dec-25	262,156	262,156
O	Convertible		X	8.0%	31-Dec-25	136,902	136,902
P	Convertible		X	8.0%	31-Dec-25	66,173	66,173
Q	Convertible		X	8.0%	31-Dec-25	65,274	65,274
S	Convertible		X	8.0%	31-Dec-25	63,205	63,205
T	Convertible		X	8.0%	31-Dec-25	313,634	313,634
CC	Convertible	X		10.0%	01-Jan-24	100,000	100,000
KK	Convertible		X	8.0%	31-Dec-25	188,000	188,000
LL	Convertible		X	8.0%	31-Dec-25	749,697	749,697
MM	Convertible		X	8.0%	31-Dec-25	124,690	124,690
NN	Convertible		X	8.0%	31-Dec-25	622,588	622,588
OO	Convertible		X	8.0%	31-Dec-25	620,908	620,908
PP	Convertible		X	8.0%	31-Dec-25	611,428	611,428
QQ	Convertible		X	8.0%	31-Dec-25	180,909	180,909
RR	Convertible		X	8.0%	31-Dec-25	586,804	586,804
SS	Convertible		X	8.0%	31-Dec-25	174,374	174,374
TT	Convertible		X	8.0%	31-Dec-25	345,633	345,633
UU	Convertible		X	8.0%	31-Dec-25	171,304	171,304
VV	Convertible		X	8.0%	31-Dec-25	121,727	121,727
XX	Convertible		X	8.0%	31-Dec-25	112,734	112,734
YY	Convertible		X	8.0%	31-Dec-25	173,039	173,039
ZZ	Convertible		X	8.0%	31-Dec-25	166,603	166,603
AAA	Convertible		X	8.0%	31-Dec-25	104,641	104,641
BBB	Convertible		X	8.0%	31-Dec-25	87,066	87,066
DDD	Convertible		X	8.0%	31-Dec-25	75,262	75,262
EEE	Convertible		X	8.0%	31-Dec-25	160,619	160,619
GGG	Convertible		X	8.0%	31-Dec-25	79,422	79,422
JJJ	Convertible		X	8.0%	31-Dec-25	52,455	52,455
LLL	Convertible		X	8.0%	31-Dec-25	77,992	77,992
MMM	Convertible		X	8.0%	31-Dec-25	51,348	51,348
PPP	Convertible		X	8.0%	31-Dec-25	95,979	95,979
SSS	Convertible		X	8.0%	31-Dec-25	75,000	75,000
TTT	Convertible		X	8.0%	31-Dec-25	80,000	80,000
VVV	Convertible		X	8.0%	31-Dec-25	75,000	75,000
WWW	Convertible		X	8.0%	31-Dec-25	60,000	60,000
XXX	Convertible		X	8.0%	31-Dec-25	100,000	100,000
YYY	Convertible		X	8.0%	31-Dec-25	50,000	50,000
ZZZ	Convertible		X	8.0%	31-Dec-25	40,000	40,000
AAAA	Convertible		X	8.0%	31-Dec-25	66,000	66,000
BBBB	Convertible	X		12.0%	1-Mar-23	-	150,000
CCCC	Convertible	X		10.0%	1-Mar-23	-	120,000
DDDD	Convertible		X	10.0%	31-Dec-25	-	100,000

Total Convertible Debt						7,437,152	7,807,152
Less: Discount						(742)	(387,819)
Convertible Debt, Net of Discounts						$ 7,436,410	$ 7,419,333
Convertible Debt, Net of Discounts, Current						$ 125,000	$ 240,288
Convertible Debt, Net of Discounts, Long-term						$ 7,311,410	$ 7,179,045

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR YEAR ENDED DECEMBER31, 2023

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

On February 28, 2023, the Company sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the convertible notes described above which total principal was $370,000.On December 31, 2022, the Company and various noteholders agree to modify the maturity date to December 31,2025 of all notes that were due to mature on December 31, 2024. No other terms of the convertible notes were changed.

NOTE 8 – NON-CONVERTIBLE DEBT

	December 31, 2023	December 31, 2022
Note 5	9,312	9,312
Note 6	500,000	—
Note 7	100,000	—
Note 8	15,000	—
Current non-convertible notes	124,312
Non-current convertible notes	500,000
Total Non-convertible notes	624,312	9,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of December 31, 2023 with an outstanding balance of $9,312.

(6) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. At the end of September 2023, the company paid $5,000, which is 10% of the total revenues from all sources of Kaya Holdings, Inc to the Holder and the Holder agreed to reinvest it as the additional of the note. On October 6, 2023, the Company received another $145,000 from the same investor to increase the promissory note to $500,000 totally.

(7) On August 28, 2023 the Company received $100,000 from the issuance of working capital loan to another investor. Interest is stated at 10%. The Note is Due in March 15, 2024.

(8) On December 15, 2023 the Company received $15,000 working capital loan from another investor with no interest.

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

As of December 31, 2023, there were 22,172,835 shares of common stock outstanding and no new issuances of common stock during the year ended December 31, 2023.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 4.23% to 5.26%, volatility ranging from 145.03% to 179.9%, trading prices ranging from $0.042 per share and a conversion price ranging from $0.037 to $0.08 per share. The total derivative liabilities associated with these notes were $2,752,321 at December 31, 2023 and $6,204,878 at December 31, 2022.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance as of December 31, 2022	$6,204,878
Change in Derivative values	(3,297,215)
Settlement of derivative to APIC	(155,342)
Balance as of December 31, 2023	$2,752,321

Maturity of lease liabilities at December 31, 2023	Amount
2024	31,861
2025	-
Total lease payments	31,861
Less: imputed interest	(976.00)
Present value of lease liabilities	30,885

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $0 and $213,579 for the new notes issued for years ended December 31, 2023 and 2022, respectively.

The Company recorded a change in the value of embedded derivative liabilities gain of $3,297,215 and an expense of $1,010,737 for the year ended December 31, 2023 and 2022, respectively.

The Company recorded a change in the value of embedded derivative liabilities gain of $2,713,741 and an expense of $1,010,737 for the year ended December 31, 2023 and 2022, respectively.

The Company reclassified derivative liabilities of $155,342 to additional paid in capital due to debt repayments for the year ended December 31, 2023 and $0 for year ended December 31, 2021

NOTE 11 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $742 and $387,814 as of December 31, 2023 and 2022, respectively.

The Company recorded the amortization of debt discount of $387,072 and $303,198 for the years ended December 31, 2023 and 2022, respectively.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of December 31, 2022, the accrued compensation was approximately $500,000.   By agreement of the parties, the accrued compensation will not be paid until January 1,, 2025 and has been recorded as a long-term liability . As of December 31, 2023, the Company also had $371,773 of accrued compensation due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of December 31, 2023, the Company had $138,227 due to Bruc e.

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

In 2023, The Tudog Group, BMN Consultants, Inc, Inc and 495 Oxford Consulting, Inc which all provide services to the Company through Craig Frank and William David Jones, forgiven totally $38,329 of payable expense. The payable forgiveness were recorded as Additional paid in capital.

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

NOTE 14 – WARRANTS

On September 8, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post -reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. As of December 31, 2023, the warrants have expired.

On September 9, 2015 the Company received a total of $100,000 from an accredited investor in exchange for a two year note in the aggregate amount of $100,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 210,772 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $100,000, 10% promissory note due September 9, 2017 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or September 9, 2017. As of December 31, 2019, the note was paid in full. As of December 31, 2023, the warrants have expired.

On May 9, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 158,079 paid and non-assessable post-reverse split shares of the Common Stock at the price of $0.4744455 per post-reverse split share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 9, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 9, 2018. As of December 31, 2019, the note was paid in full. As of December 31, 2023, the warrants have expired.

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 158,079 paid and non-assessable shares of the Common Stock at the price of $0.4744455 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of December 31, 2019, the note was paid in full. As of December 31, 2023, the warrants have expired.

 Warrants issued to Non-Employees

	Warrants Issued	Weighted Average Exercise Price	Weighted Average Contract Terms Years
Balance as of December 31, 2022	316,158	0.4744455	0.36
Granted	-	-	-
Exercised	-	-	-
Expired	(316,158)	-	-
Balance as of December 31, 2023	-	-	-

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several operating leases for an office in Fort Lauderdale, Florida and four retail store locations in Oregon under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021 at a rate of $1,802 per month. On June 1, 2021 the lease was extended for another year and on June 1 in 2022 the lease was extended for an additional year. The current monthly payment inclusive of sales tax and operating expenses is $2,136 with right of use liabilities of $18,722. The lease was terminated on May 30, 2023. On October 1, 2023, the lease was extended for another year.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to May 15, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The current monthly payment is $3,100 with right of use liabilities of $12,163 as of December 31, 2023.

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

The Company has escrowed $51,817.75 with an Oregon-licensed attorney in Oregon (“Escrow Holder”) pursuant to an escrow agreement between Tenant, Landlord and the Escrow Holder, of which $38,893.75 (the “Prepaid Rent”) is prepaid Base Rent and Additional Rent for months 1 through 5 of the Term and $12,925 is the Security Deposit (defined below). Tenant shall pay all fees charged by the Escrow Holder for holding the Prepaid Rent and Security Deposit pursuant to the escrow agreement. The Prepaid Rent and Security Deposit shall be released to Landlord promptly upon Lease Commencement. Tenant shall promptly execute any documents required by Escrow Company for such release upon Lease Commencement

As noted above, the one (1) lease that the Company entered into on June 1, 2015 and the two (2) leases that the Company entered into effective April 15, 2016 were terminated as part of a settlement with the landlord entered into on April 19, 2023 concurrent with a payment of $75,000 which resolved all outstanding liabilities of the Company and its subsidiaries for the leases. The Company booked $151,082 as gain from this ROU settlement.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $29,865 and operating lease liabilities of $30,885 as of December 31, 2023. Operating lease expenses for the year ended December 31, 2023 and 2022 were $83,202 and $193,182, respectively. The big changes were due to the termination of the three stores lease. As the closure of 3 stores, the Company evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hence, the Company has recorded $151,082 in impairment gain related to right-of-use assets during the year ended December 31, 2023.

Maturity of lease liabilities at December 31, 2023	Amount
2024	31,861
2025	-
Total lease payments	31,861
Less: imputed interest	(976.00)
Present value of lease liabilities	30,885

Leased assets	Operating Lease Liability As of December 31, 2023	Remaining months	Weighted average remaining term
KAYA	18,722	9	5.49
MJAI	12,163	4	1.56
Total	30,885	7.05

NOTE 16 - INCOME TAXES

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023, and 2022 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2023 and 2022 are 21% and 21%, respectively.

The Company has net operating loss carry forwards of approximately $16,778542 at December 31, 2023 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2023	Year Ending December 31, 2022
Deferred Tax Asset	3,523,495	3,427,125
Valuation Allowance	(3,523,495)	(3,427,125)
Net Deferred Tax Asset	$—	$—

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $899,344 during the year ended December 31, 2023 compared to $876,017 during the year ended December 31, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Note 17 - SUBSEQUENT EVENTS

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

On January 23, 2024, the Company received $61,200.00 and on March 12, 2024 the Company received an additional $150,000 in capital from the Institutional Investor. The $210,200 (along with $3,000 in interest that was owed the Investor) was invested in a private placement.

On January 31, 2024, the Company received $15,300 from another accredited investor to purchase .6 Units of the Private Placement.

On February 21, 2024, the OHA advised the Company that they had satisfactorily completed the review of its Psilocybin Service Center Licensing Application and that they were ready to inspect the facility for a compliance review prior to issuing the facility license.

On March 6, 2024, the OHA completed its Psilocybin Service Center License Inspection and itemized three (3) facility structural/layout items that they wanted addressed/modified prior to issuing the facility license. The Company is currently completing the items and expects to have the follow-up inspection and final license issuance issued prior to the end of April, 2024.