Form 10-Q
period 2024-03-31
Kaya Holdings, Inc.
filed 2024-05-16
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of May 16, 2024, the Issuer had 22,172,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

ASSETS
	(Unaudited)	(Audited)
	March 31, 2024	December 31, 2023
CURRENT ASSETS:
Cash and equivalents	$74,997	$29,108
Inventory	—	9,259
Prepaid expenses	58,188	58,588
Total current assets	133,185	96,955

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	12,585	29,865
Property and equipment, net of accumulated depreciation of $217,847 and $216,890	23,918	24,875
as of March 31, 2024 and December 31, 2023, respectively
Goodwill	22,697	23,682
Other Assets	35,229	40,479
Total non-current assets	94,429	118,901

Total assets	$227,614	$215,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$603,735	$589,085
Accounts payable and accrued expense-related parties	615,759	514,972
Accrued interest	2,530,743	2,369,015
Right-of-use liability - operating lease	12,704	30,885
Taxable Payable	902,163	899,344
Convertible notes payable, net of discount of $0 and $0	125,000	125,000
Notes payable	9,312	124,312
Derivative liabilities	3,488,082	2,752,321
Total current liabilities	8,287,498	7,404,934

NON-CURRENT LIABILITIES:
Notes payable	500,000	500,000
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $108,944 and $742	7,535,708	7,311,410
Accrued expense-related parties	500,000	500,000
Total non-current liabilities	8,785,708	8,561,410

Total liabilities	17,073,206	15,966,344

STOCKHOLDERS' DEFICIT:
Common stock , par value $.001; 500,000,000 shares authorized; 22,172,835 shares and 22,172,835 shares issued as of March 31, 2024 and December 31, 2023, respectively; 22,172,835 and 22,172,835 shares outstanding as of March 31, 2024 December 31, 2023, respectively	22,173	22,173
Subscriptions payable	163,630	163,630
Additional paid in capital	22,506,043	22,493,783
Accumulated deficit	(37,547,255)	(36,462,263)
Accumulated other comprehensive income	(13,614)	(12,617)
Total stockholders' deficit attributable to parent company	(14,869,023)	(13,795,294)
Non-controlling interest	(1,976,569)	(1,955,194)
Total stockholders' deficit	(16,845,592)	(15,750,488)

Total liabilities and stockholders' deficit	$227,614	$215,856

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	For The	For The
	Three-months Ended	Three-months Ended
	March 31, 2024	March 31, 2023

Net sales	$28,009	$48,245

Cost of sales	13,406	16,597

Gross profit	14,603	31,648

Operating expenses:
Professional fees	189,425	231,249
Salaries and wages	44,915	42,131
General and administrative	78,849	94,146
Total operating expenses	313,189	367,526

Operating loss	(298,586)	(335,878)

Other income (expense):
Interest expense	(180,330)	(162,039)
Amortization of debt discount	(5,638)	(181,543)
Gain on disposal	—	177,883
Change in derivative liabilities expense	(621,921)	542,983
Other income (expense)	3,614

Total other income (loss)	(804,275)	377,284

Net income from continuing operations before income taxes	(1,102,861)	41,406

Provision for Income Taxes	(2,819)	(6,473)

Net income (loss)	(1,105,680)	34,933

Net loss attributed to non-controlling interest	(20,688)	(32,226)

Net income (loss) attributed to Kaya Holdings, Inc.	(1,084,992)	67,159

Basic net income per common share	$(0.01)	$0.07

Weighted average number of common shares outstanding - Basic	185,802,835	22,172,835

Diluted net income per common share	$(0.01)	$0.01

Weighted average number of common shares outstanding - Diluted	185,802,835	203,750,520

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The	For The
	Three-months Ended	Three-months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES:
Net income (loss)	$(1,084,992)	$67,159
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(20,688)	(32,226)
Depreciation	957	3,517
Imputed interest	5,610	5,548
Loss (gain) on impairment of right-of use asset	—	—
Change in derivative liabilities	621,921	(542,983)
Amortization of debt discount	5,638	181,543
Loss (gain) on disposal of fixed assets	—	(177,883)
Changes in operating assets and liabilities:
Prepaid expense	—	5,100
Inventory	9,259	1,011
Right-of-use asset	17,280	25,677
Deposit	5,000	—
Other assets	—	—
Accrued interest	161,728	127,909
Accounts payable and accrued expenses	14,650	(12,741)
Accounts payable and accrued expenses - Related Parties	100,787	56,638
Right-of-use liabilities	(18,181)	(26,210)
Deferred tax liabilities	2,819	6,473

Net cash provided by(used in) operating activities	(178,212)	(311,468)

INVESTING ACTIVITIES:
Proceeds from sales of subsidiary's stock	6,650	693,959

Net cash provided by investing activities	6,650	693,959

FINANCING ACTIVITIES:
Proceeds from convertible notes	217,500	—
Payments on convertible debt	—	(370,000)

Net cash provided by financing activities	217,500	(370,000)

NET INCREASE (DECREASE) IN CASH	45,938	12,491

Effects of currency translation on cash and cash equivalents	(49)	(332)

CASH BEGINNING BALANCE	29,108	18,330

CASH ENDING BALANCE	$74,997	$30,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	28,582

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:

Initial derivative liability on convertible note payable	113,840	—
Settlement of derivative liabilities	—	145,625

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the three months ended March 31, 2024 (Unaudited) and the year ended December 31, 2023 (Audited)

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount

Balance, December 31, 2022 (Audited)	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,277,612	$ (38,071,960)	$(11,027)	$ (1,984,169)	$(17,603,741)

Imputed interest	-	-	-	-	-	-	-	5,548	-	-	-	5,548

Settlement of derivative liabilities to additional paid in capital	-	-	-	-	-	-	-	145,625	-	-	-	145,625

Translation Adjustment	-	-	-	-	-	-	-	-	-	(1,787)	2,315	528

Net Income	-	-	-	-	-	-	-	-	67,159	-	(32,226)	34,933

Balance, March 31, 2023	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,428,785	$ (38,004,801)	$(12,814)	$ (2,014,080)	$(17,417,107)

Balance, December 31, 2023 (Audited)	-	-	40	-	22,172,835	22,173	163,630	22,493,783	(36,462,263)	(12,617)	(1,955,194)	(15,750,488)

Imputed interest	-	-	-	-	-	-	-	5,610	-	-	-	5,610

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	6,650	-	-	-	6,650

Translation Adjustment	-	-	-	-	-	-	-	-	-	(997)	(687)	(1,684)

Net Income									(1,084,992)		(20,688)	(1,105,680)

Balance, March 31, 2024	-	-	40	-	22,172,835	22,173	163,630	22,506,043	(37,547,255)	(13,614)	(1,976,569)	(16,845,592)

                   The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

  Consolidated Statements of Comprehensive Income(Loss)

	(Unaudited)	(Unaudited)
	For The	For The
	Three-months Ended	Three-months Ended
	March 31, 2024	March 31, 2023

Net income (loss)	$(1,084,992)	$67,159

Other comprehensive expense
Foreign currency adjustments	(1,684)	528

Comprehensive income (loss)	(1,086,676)	67,687

Other comprehensive income (expense)
Net loss attirbuted to non-controlling interest	(20,688)	(32,226)

Comprehensive loss attributatable to Kaya Holdings	(1,065,988)	99,913

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

The Company has four subsidiaries: Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and was formed on March 27, 2014 to maintain ownership of the Company’s Oregon based cannabis operations, 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which held ownership of the Company’s 26 acre property in Lebanon, Oregon (inactive since Feb 28, 2023 when the subject property was sold), Kaya Brand International, Inc., a Florida Corporation (“KBI”) which is majority-owned and was formed on October 14, 2019 to expand the business overseas (active) and Fifth Dimension Therapeutics, Inc., a Florida corporation which is majority owned (“FDT ”) and was formed on December 13, 2022 to develop and maintain ownership of the Company’s planned Psychedelic Treatment Centers offering psilocybin treatments.

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

Fifth Dimension Therapeutics, Inc. (FDT) is the entity that was formed to hold interests in psychedelic treatment facilities, with operations initially targeted for Oregon where FDT holds a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) and has an irrevocable option to acquire the remaining 51% stake in FDT1 after the sunsetting in January 1, 2025 of Oregon’s residency requirements for majority ownership in entities that hold OHA issued Psilocybin Licenses.

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

On September 26, 2019, the Company formed the majority owned subsidiary Kaya Brands International, Inc. (“KBI”) to serve as the Company’s vehicle for expansion into worldwide cannabis markets. Between September of 2019 and March 31, 2024 KBI has formed majority-owned subsidiaries in both Greece and Israel and its local operating subsidiaries have acquired interests in various licenses and entities.

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

On March 6, 2024, the OHA completed its Psilocybin Service Center License Inspection and itemized three (3) facility structural/layout items that they wanted addressed/modified prior to issuing the facility license. On April 25, 2024 the Company received notice from the OHA that its license had been approved and we are targeting June 1, 2024 (or sooner) for our initial commencement of operations.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of March 31, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $1,084,992  for the three months ended March 31, 2024 and net income of $67,159 for the three months ended March 31, 2023. The net loss is due to the changes in derivative liabilities. At March 31, 2024 the Company has a working capital deficiency of $8,154,313  and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of March 31, 2024 is $0 and $9,259 as of December 31, 2023. Inventory allowance and impairment were $0 and $0 as of March 31, 2024 and December 31, 2023, respectively.

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

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets.

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

We are subject to certain tax risks and treatments that could negatively impact our results of operations

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$74,997	$—	$—
Total assets	74,997	—	—
Liabilities
Convertible debentures, net of discounts of $108,944	—	—	7,660,708
Derivative liability	—	—	3,488,082
Total liabilities	—	—	11,148,790
	$74,997	$—	$(11,148,790)
	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$29,108	$—	$—
Total assets	29,108	—	—
Liabilities
Convertible debentures, net of discounts of $742	—	—	7,436,410
Derivative liability	—	—	2,752,321
Total liabilities	—	—	10,188,731
	$29,108	$—	$(10,188,731)

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

To confirm, all of our OLCC licensed cannabis retail sales operations are conducted and operated on a “cash and carry” basis- product(s) from our inventory accounts are sold to the customer(s) and the customer settles the account at time of receipt of product via cash payment at our retail store; the transaction is recorded at the time of sale in our point-of-sale software system. Revenue is only reported after the product has been delivered to the customer and the customer has paid for the product with cash.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2023 and December 31, 2022:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Computer	30,713	30,713
Furniture & Fixtures	56,978	56,978
HVAC	25,000	25,000
Land	17,703	17,703
Leasehold Improvements	32,304	32,304
Machinery and Equipment	55,067	55,067
Vehicle		24,000
Total	241,765	241,765
Less: Accumulated Depreciation	(217,847)	(216,890)
Property, Plant and Equipment - net	$23,918	$24,875

Depreciation expense totaled of $957 and $3,518 for the three months ended March 31, 2024 and March 31, 2023, respectively. Due to the sale of the farm in 2023, the Company removed net assets of $516,076 and recorded a gain of sale of the farm $177,883 for three months ended March 31, 2023.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Other receivable	10,797	11,047
Rent deposits	18,941	23,941
Security deposits	5,491	5,491
Total Non-current assets	35,229	40,479

During the three months ended March 31, 2024, our other receivables decreased $250, related to changes of currency exchange rate. The decrease of the rent deposit was primarily due to the Company terminated the lease of Oregan shop and $5,000 rent deposit was used to pay the rent.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses consisted of the following at March 31, 2024 and December 31, 2023 :

	March 31, 2024	December 31, 2023
Accounts payable	573,771	561,551
Accrued expenses	29,964	27,534
Total	603,735	589,085

NOTE 7 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 4.23% to 5.26%, volatility ranging from 125.53% to 177.42%, trading prices $0.0414 per share and a conversion price ranging from $0.033 to $0.08 per share. The total derivative liabilities associated with these notes were $3,488,082 at March 31, 2024 and $2,752,321 at December 31, 2023. As of March 31, 2024, the Company had two new convertible notes and two short-term non-convertible note were transferred to convertible notes after due in the first quarter of 2024.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			3/31/2024	12/31/2023

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	31-Dec-25	82,391	82,391
C	Convertible		X	8.0%	31-Dec-25	41,195	41,195
D	Convertible		X	8.0%	31-Dec-25	262,156	262,156
O	Convertible		X	8.0%	31-Dec-25	136,902	136,902
P	Convertible		X	8.0%	31-Dec-25	66,173	66,173
Q	Convertible		X	8.0%	31-Dec-25	65,274	65,274
S	Convertible		X	8.0%	31-Dec-25	63,205	63,205
T	Convertible		X	8.0%	31-Dec-25	313,634	313,634
CC	Convertible	X		10.0%	1-Jan-25	100,000	100,000
KK	Convertible		X	8.0%	31-Dec-25	188,000	188,000
LL	Convertible		X	8.0%	31-Dec-25	749,697	749,697
MM	Convertible		X	8.0%	31-Dec-25	124,690	124,690
NN	Convertible		X	8.0%	31-Dec-25	622,588	622,588
OO	Convertible		X	8.0%	31-Dec-25	620,908	620,908
PP	Convertible		X	8.0%	31-Dec-25	611,428	611,428
QQ	Convertible		X	8.0%	31-Dec-25	180,909	180,909
RR	Convertible		X	8.0%	31-Dec-25	586,804	586,804
SS	Convertible		X	8.0%	31-Dec-25	174,374	174,374
TT	Convertible		X	8.0%	31-Dec-25	345,633	345,633
UU	Convertible		X	8.0%	31-Dec-25	171,304	171,304
VV	Convertible		X	8.0%	31-Dec-25	121,727	121,727
XX	Convertible		X	8.0%	31-Dec-25	112,734	112,734
YY	Convertible		X	8.0%	31-Dec-25	173,039	173,039
ZZ	Convertible		X	8.0%	31-Dec-25	166,603	166,603
AAA	Convertible		X	8.0%	31-Dec-25	104,641	104,641
BBB	Convertible		X	8.0%	31-Dec-25	87,066	87,066
DDD	Convertible		X	8.0%	31-Dec-25	75,262	75,262
EEE	Convertible		X	8.0%	31-Dec-25	160,619	160,619
GGG	Convertible		X	8.0%	31-Dec-25	79,422	79,422
JJJ	Convertible		X	8.0%	31-Dec-25	52,455	52,455
LLL	Convertible		X	8.0%	31-Dec-25	77,992	77,992
MMM	Convertible		X	8.0%	31-Dec-25	51,348	51,348
PPP	Convertible		X	8.0%	31-Dec-25	95,979	95,979
SSS	Convertible		X	8.0%	31-Dec-25	75,000	75,000
TTT	Convertible		X	8.0%	31-Dec-25	80,000	80,000
VVV	Convertible		X	8.0%	31-Dec-25	75,000	75,000
WWW	Convertible		X	8.0%	31-Dec-25	60,000	60,000
XXX	Convertible		X	8.0%	31-Dec-25	100,000	100,000
YYY	Convertible		X	8.0%	31-Dec-25	50,000	50,000
ZZZ	Convertible		X	8.0%	31-Dec-25	40,000	40,000
AAAA	Convertible		X	8.0%	31-Dec-25	66,000	66,000
BBBB	Convertible	X		12.0%	1-Mar-23	-	150,000
CCCC	Convertible	X		10.0%	1-Mar-23	-	120,000
DDDD	Convertible	X		10.0%	31-Dec-24	-	100,000
EEEE	Convertible		X	10.0%	25-Dec-25	15,000	-
FFFF	Convertible		X	10.0%	23-Jan-26	60,000	-
GGGG	Convertible		X	10.0%	12-Mar-26	150,000	-
HHHH	Convertible		X	10.0%	15-Mar-26	107,500	-

Total Convertible Debt						7,769,652	7,807,152
Less: Discount						(108,944)	(387,819)
Convertible Debt, Net of Discounts						$ 7,660,708	$ 7,419,333
Convertible Debt, Net of Discounts, Current						$ 125,000	$ 240,288
Convertible Debt, Net of Discounts, Long-term						$ 7,535,708	$ 7,179,045

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR YEAR ENDED DECEMBER31, 2023

On February 28, 2023, the Company sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the convertible notes described above, of which total principal was $370,000. On December 31, 2022, the Company and various noteholders agree to modify the maturity date to December 31,2025 of all notes that were due to mature on December 31, 2024. No other terms of the convertible notes were changed.

On January 23, 2024, the Company received $61,200 from selling 2.4 units to the Cayman Venture Capital Fund, including $60,000 convertible debt and 120,000 FDT shares at $0.01 per share and total value was $1,200 . Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on January 23, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.04 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On January 31, 2024, the Company signed an agreement with a third-party individual to transfer one non convertible promissory note, including $15,000 principal and $300 accrual interest to purchase 0.6 unit, which included $15,000 convertible note and 30,000 FDT shares which is $0.01 per share and total value was $300. The convertible notes interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on January 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.04 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On March 12, 2024, the Company received $150,000 from selling 6 units to the Cayman Venture Capital Fund, including $150,000 convertible debt and 300,000 FDT shares which is $0.01 per share and total value is $3,000 . Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on March 12, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.04 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On March 15, 2024, one of a promissory non-convertible notes was expired. The Company signed a purchase agreement with this third-party individual to purchase 4.3 units using the matured note, including $100,000 principal and $96,500 accrual interest. The 4.3 units included $107,500 convertible note and 215,000 FDT shares which is $0.01 per share and total value was $2,150. The convertible notes interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on March 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.04 per share or more than $0.08 per share. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

NOTE 8 – NON-CONVERTIBLE DEBT

	March 31, 2024	December 31, 2023
Note 5	$9,312	$9,312
Note 6	500,000	500,000
Note 7	—	100,000
Note 8	—	15,000
Current non-convertible notes	9,312	124,312
Non-current convertible notes	500,000	500,000
Total non-convertible notes	$509,312	$624,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of March 31, 2024 with an outstanding balance of $9,312.

(6) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. At the end of September 2023, the company paid $5,000, which is 10% of the total revenues from all sources of Kaya Holdings, Inc to the Holder and the Holder agreed to reinvest it as the additional of the note. On October 6, 2023, the Company received another $145,000 from the same investor to increase the promissory note to $500,000 total.

(7) On August 28, 2023 the Company received $100,000 from the issuance of working capital loan to another investor. Interest is stated at 10%. The Note was matured on March 31, 2024 and the $100,000 principal and $9,650 accrual interest were transferred to $107,500 convertible note and $2,150 stocks of FDT.

(8) On December 15, 2023 the Company received $15,000 working capital loan from another investor. On January 31, 2024, the Company signed a purchase agreement with the investor to reclass the $15,000 principal to convertible note and $300 accrual interest to purchase 30,000 FDT shares.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2025 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $73,110 and $67,500 for the three months ended March 31, 2024 and year ended December 31, 2023, respectively. As of March 31, 2024, the balance of the debt was $250,000. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period.

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

The Company sold 665,000 shares of FDT as of March 31, 2024 for $6,650. It doesn’t affect the control right of the Company.

As of March 31, 2023, there were 22,172,835 shares of common stock outstanding and 163,630,000 shares subscription payable which total was 185,802,835 shares and no new issuances of common stock during the three months ended March 31, 2024.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 4.59% to 5.38%, volatility ranging from 125.53% to 177.42%, trading prices ranging from $0.0414 per share and a conversion price ranging from $0.033 to $0.08 per share. The total derivative liabilities associated with these notes were $3,488,082 at March 31, 2024 and $2,752,321 at December 31, 2022.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Balance as of December 31, 2023	$2,752,321
Change in Derivative values	621,921
Initial derivative	113,840
Balance as of March 31, 2024	$3,488,082

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $113,840 and $0 for the new notes issued as of March 31, 2024 and December 31, 2023, respectively.

The Company recorded a change in the value of embedded derivative liabilities loss of $621,921 as of March 31, 2024 and a gain of $3,297,215 for the year ended December 31, 2023.

The Company reclassified derivative liabilities of $0 to additional paid in capital due to debt repayments for the three months ended March 31, 2024 and $155,342 for year ended December 31, 2023

NOTE 11 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $108,944 and $742 as of December 31, 2023 and 2022, respectively.

The Company recorded the amortization of debt discount of $5,638 and $181,543 for the three months ended March 31, 2024 and 2023, respectively.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to monthly compensation of $25,000. Due to the liquidity of the Company, the compensations were paid partially over the periods. As of March 31, 2024, the accrued compensation was approximately $500,000.   By agreement of the parties, the accrued compensation will not be paid until January 1, 2025 and has been recorded as a long-term liability . As of March 31, 2024, the Company also had $471,773 of accrued compensation due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of March 31, 2024, the Company had $138,227 due to Bruce.

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

On May 17, 2016 the Company received a total of $75,000 from an accredited investor in exchange for a two year note in the aggregate amount of $75,000 with interest accruing at 10%. The note holder is entitled to subscribe for and purchase from the company 158,079 paid and non-assessable shares of the Common Stock at the price of $0.4744455 per share (the “Warrant Exercise Price”) for a period of five (5) years commencing from the earlier of such time as that certain $75,000, 10% promissory note due May 17, 2018 has been fully repaid or the start of the Acceleration Period as defined in “The Note” or May 17, 2018. As of December 31, 2019, the note was paid in full. All warrants were expired as of December 31, 2023.

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

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to April 30, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. In February 2024, the landlord and the Company agreed to terminate the lease and the Company own $8,650 rent after $5,000 against the rent deposit. As of March 31, 2024, right of use liabilities and right of use assets are all $0.

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

The Company has right-of-use assets of $12,585 and operating lease liabilities of $12,704 as of March 31, 2024. Operating lease expenses for the three months ended March 31, 2024 and 2023 were $29,315 and $14,808, respectively. The big changes were due to the termination of the Oregon lease.

Maturity of Lease Liabilities at March 31, 2024	Amount
2024	13,053
2025	—
Total lease payments	13,053
Less: Imputed interest	(349)
Present value of lease liabilities	$12,704

Lessee, Operating Lease, Liability

Leased assets	Operating Lease Liability As of March 31, 2024	Remaining months	Weighted average remaining term
KAYA	12,704	6	6
Total	12,704

Note 16 - SUBSEQUENT EVENTS

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

On May 1, 2024 the Company received an additional $130,000 in capital from CVC as part of a private placement.

On April 25, 2024 the Company received notice from the OHA that its license had been approved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc is a holding company focusing on wellness and mental health through operations in psychedelic treatment clinics, medical and recreational cannabis, and CBD products.

In 2014, KAYS became the first US public company to own and operate a medical cannabis dispensary in the United States and is again breaking ground with the planned opening of The Sacred Mushroom™ Psychedelic Treatment Center. KAYS plans to operate The Sacred Mushroom™ as part of its Fifth Dimension Therapeutics, Inc. subsidiary (“FDT”), which also plans to work cooperatively with select pharmaceutical companies to maximize the curative and therapeutic potential of psilocybin.

KAYS has approximately ten years of operational experience as a vertically integrated legal cannabis enterprise and is the first U.S. publicly traded company to operate a legal marijuana dispensary, as well as the first to vertically integrate by adding cultivation and manufacturing. During the last ten years of cannabis operations the Company has produced, distributed, and/or sold a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries and companies supporting highly distinctive brands. However, in late 2019 the Company determined that US Federal cannabis legalization was not something that would come to fruition anytime soon and began to explore overseas opportunities for cannabis operations. In addition, we also began looking at opportunities within the pending legalization of Psilocybin treatments and their potential therapeutic value for treatment-resistant mental health disorders.

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

On November 14, 2023, the Company filed a license application with the OHA for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psychedelic treatment center located in Portland, Oregon which the Company intends to operate as its flagship psychedelic treatment facility. On April 25, 2024 the Company received notice from the OHA that its license had been approved and we are targeting June 1, 2024 (or sooner) for our initial commencement of operations. It is our understanding is that we are the first US Public Company to own and operate a US based licensed Psychedelic Treatment Facility.

Our Psychedelic Treatment Facility Plan and KAYS Fifth Dimension Therapeutics, Inc. Subsidiary

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

On November 14, 2023 the Company filed a license application with the OHA for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psychedelic treatment center located in Portland, Oregon which the Company intends to operate as its flagship psychedelic treatment facility. On April 25, 2024 the Company received notice from the OHA that its license had been approved and we are targeting June 1, 2024 (or sooner) for our initial commencement of operations. It is our understanding is that we are the first US Public Company to own and operate a US based licensed Psychedelic Treatment Facility.

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

It is estimated that approximately 46.5 million American adults (18%) battle an anxiety disorder such as Post Traumatic Stress Disorder (PTSD) and Panic Disorders, 24.5 million American adults (9.5%) suffer from depressive illness (with someone committing suicide every 40 seconds), 17.3 million American adults (6.7%) have been diagnosed with Alcohol Use Disorder, 18.3 million American adults (7.1%) are considered drug dependent, and 11.4 million American women (8.5%) and 3 million American men (2.5%) struggle with an eating disorder. All of these difficult to treat mental health disorders have been shown by research to be aided by psychedelic treatment.

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

$840,000+ Institutional Investment in Fifth Dimension Therapeutics Project and Kaya Holdings

In 2023 the Company received a total of $500,000 as a working capital loan from CVC International LTD. (“CVC”), an institutional investor that has provided substantial fundings to the Company over the past ten years. The debt carries an interest rate of 10% annually.

In Q-1 2024 the Company received approximately $210,000 in additional capital from CVC ($61,200 on January 23, 2024 and $150,000 on March 12, 2024).

Additionally, on May 1, 2024 the Company received an additional $130,000 in capital from CVC as part of a private placement.

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

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenues

We had revenues of $28,009 for the three months ended March 31, 2024, as compared to revenues of $48,245 for the three months ended March 31, 2023. The decrease in revenues is a result of a decreased retail footprint in Oregon as the Company moves towards developing overseas cannabis operations and the Psychedelics market.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2024 was $13,406 compared to cost of goods sold of $16,597 for the three months ended March 31, 2023. The decrease in cost of goods sold was due to the decrease in revenues but this expense as a percentage of revenues was largely unchanged.

Salaries and Wages

Salaries and Wages decreased to $44,915 for the three months ended March 31, 2024 as compared to $42,131 for the three months ended March 31, 2023. The salaries and wages was almost kept the same as the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative decreased to $78,849 for the three months ended March 31, 2024 as compared to $94,146 for the three months ended March 31, 2023. The decrease in this category of expenses was due to both a reduction in the Oregon retail footprint as well as to cost saving reductions in general corporate expenses.

Professional Fees

Professional fees were $189,425 for the three months ended March 31, 2024, as compared to $231,249 for the three months ended March 31, 2023.

Gain or Loss on disposal of assets

Gain on disposal of assets was $0 for the three months ended March 31, 2024, as compared to $177,883 for the three months ended March 31, 2023. The change was due to the value of assets that were disposed of during prior period that resulted in a gain.

Interest Expense

Interest expense increased slightly to $180,330 for the three months ended March 31, 2024 from $162,039 for the three months ended March 31, 2023. The increase in the interest expense was primarily due to the increase of the new notes as of March 31, 2024.

Amortization of Debt Discount

Amortization of debt discount was $5,638 for the three months ended March 31, 2024, as compared to $181,543 for the three months ended March 31, 2023. The decrease in this category was due to most of the debt discount being fully amortized during this quarter.

Change in Fair Value of Derivative Liabilities

Change in fair value of embedded derivative liabilities was loss of $621,921 for the three months ended March 31, 2024 compared to a gain of $542,983 for the three months ended March 31, 2023. These changes were due to changes in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income was a loss of $804,275 for the three months ended March 31, 2024 as compared to an income of $377,284 for the three months ended March 31, 2023. The $804,275 loss was due largely to a change in derivative liability expenses resulting from cash repayments of three convertible notes as well as the volatility factors used in the derivative calculations.

Net Income (Loss)

We had net loss of $1,105,680 for the three months ended March 31, 2024, as compared to a net income of $34,933 for the three months ended March 31, 2023. The majority of our loss during the three-month period ending March 31, 2024 was a result of the derivative liabilities associated with our convertible debt as well as more volatility factors used in the derivative calculations. The non-controlling interest for the three months ended March 31, 2024 and 2023 was a loss of $20,688 and a loss of $32,226 respectively.

Liquidity and Capital Resources

During the first quarter of 2024 our cash position increased by $45,889 to $74,997 and our negative working capital deficit was $8,218,743.

As of March 31, 2024, our working capital consisted of cash of $74,997, prepaid expenses of $58,188 as compared to cash of $29,108, inventories of $9,259 and prepaid expenses of $58,588, as of December 31, 2023.

Our current liabilities include accounts payable and accrued expenses of $603,735, accounts payable and accrued expenses-related parties of $615,759 accrued interest of $2,530,743, current portion of lease liability of $12,704, tax liability of $902,163, convertible notes payable- net of discount of $125,000, notes payable of $9,312 and derivative liabilities of $3,488,082, as compared to accounts payable and accrued expenses of $589,085 accounts payable and accrued expenses-related parties of $514,972 accrued interest of $2,369,015, current portion of lease liability of $30,885, tax liability of $899,344, convertible notes payable- net of discount of $125,000, notes payable of $124,312 and derivative liabilities of $2,752,321 as of December 31, 2023.

Financing Transactions

On January 23, 2024, the Company received $61,200.00 and on March 12, 2024 the Company received an additional $150,000 in capital from the Institutional Investor. The $210,200 (along with $3,000 in interest that was owed the Investor) was invested in a private placement.

On January 31, 2024, the Company transferred $15,300, including $15,000 principal and $300 accrual interest, from another accredited investor to purchase .6 Units of the Private Placement.

On March 15,2024, the investor agreed to transfer on matured note, including $100,000 principal and $9,650 accrual interest to purchase 4.3 units of the private placement.

Use of Proceeds

The proceeds from financing transactions that the Company has and may enter into will be used for general working capital to fund our growth plan, including the development of its planned Oregon psilocybin business and development of its international projects in Greece.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of March 31, 2023. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of March 31, 2023. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of March 31, 2024.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2024. (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended March 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time KAYS be party to various legal proceedings in the ordinary course of business. Please see paragraphs below for status and results of legal proceedings during Q-1 2023.

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

On October 11, 2023 the Arbitrator ruled in favor of the Company and awarded the Company $3,000 in legal Fees and $781 in Costs. Since that time the Company has been advised that Day Law & Associates, P.C. appealed the Arbitration Award, and have consented to allow the Oregon Bar to mediate the case.

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

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2024, the Company modified $15,000 promissory note and its accrual interest from another accredited investor to purchase .6 Units of the Private Placement.

On January 23, 2024, the Company received $61,200.00 and on March 12, 2024 the Company received an additional $150,000 in capital from the Institutional Investor. The $210,200 (along with $3,000 in interest that was owed the Investor) was invested in a private placement.

On March 15, 2024, the Company modified $100,000 promissory note and its accrual interest from another accredited investor to purchase 4.3 Units of the private placement.

Use of Proceeds

The proceeds from financing transactions that the Company has and may enter will be used for general working capital to fund our growth plan, including the development of its planned Oregon psilocybin business and development of its international projects in Greece.

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

Dated: May 16, 2024

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)