Form 10-Q/A
period 2024-03-31
Kaya Holdings, Inc.
filed 2024-08-01
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

In this Form 10-Q/A, the terms “the Company,” “we,” “ us” and “our” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

EXPLANATORY NOTE

This Form 10-Q/A Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Q1 2024 Form 10-Q”) is being filed solely to correct inadvertent errors in certain dates set forth in in “Item 4. Controls and Procedures” of the Q1 2024 Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of March 31, 2024. Our Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, who is our principal, executive, financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, who is our principal, executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, who is our principal, executive, financial and accounting officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, the Company’s Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer has concluded that the Company’s internal control over financial reporting, as of March 31, 2024 is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, has identified material weaknesses in internal control over financial reporting as of March 31, 2024.

Based on an evaluation, the Company’s Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2024 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to management and the board of directors, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of March 31, 2024, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

The Company’s Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, who is our principal, executive, financial and accounting officer, believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, the Company’s Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and financial procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

Date: August 1, 2024

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)