Form 10-Q
period 2024-06-30
Kaya Holdings, Inc.
filed 2024-08-15
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of August 14, 2024, the Issuer had 22,172,835 shares of its common stock outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

In this Quarterly Report on Form 10-Q, the terms “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

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

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

ASSETS
	(Unaudited)	(Audited)
	June 30, 2024	December 31, 2023
CURRENT ASSETS:
Cash and equivalents	$61,282	$29,108
Inventory	—	9,259
Prepaid expenses	25,914	58,588
Total current assets	87,196	96,955

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	119,402	29,865
Property and equipment, net of accumulated depreciation of $218,077 and $216,890 as of June 30, 2024 and December 31, 2023, respectively	42,454	24,875
Goodwill	22,472	23,682
Other Assets	29,156	40,479
Total non-current assets	213,484	118,901

Total assets	$300,680	$215,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$605,950	$589,085
Accounts payable and accrued expense-related parties	699,345	514,972
Accrued interest	2,658,697	2,369,015
Right-of-use liability - operating lease	119,521	30,885
Taxable Payable	902,163	899,344
Convertible notes payable, net of discount of $0 and $0	135,000	125,000
Notes payable	9,312	124,312
Derivative liabilities	2,658,222	2,752,321
Total current liabilities	7,788,210	7,404,934

NON-CURRENT LIABILITIES:
Notes payable	500,000	500,000
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $205,093 and $742	7,739,559	7,311,410
Accrued expense-related parties	500,000	500,000
Total non-current liabilities	8,989,559	8,561,410

Total liabilities	16,777,769	15,966,344

STOCKHOLDERS' DEFICIT:
Common stock , par value $.001; 500,000,000 shares authorized; 0 shares and 22,172,835 shares issued as of June 30, 2024 and 22,172,835 shares outstanding as of December 31, 2023 , respectively	22,173	22,173
Subscriptions payable	163,630	163,630
Additional paid in capital	22,517,652	22,493,783
Accumulated deficit	(37,144,863)	(36,462,263)
Accumulated other comprehensive income	(13,866)	(12,617)
Total stockholders' deficit attributable to parent company	(14,455,274)	(13,795,294)
Non-controlling interest	(2,021,815)	(1,955,194)
Total stockholders' deficit	(16,477,089)	(15,750,488)

Total liabilities and stockholders' deficit	$300,680	$215,856

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The	For The
	Months Ended	Months Ended	Six-months Ended	Six-months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net sales	$—	$55,116	$28,009	$103,361

Cost of sales	—	19,717	13,406	36,314

Gross profit	—	35,399	14,603	67,047

Operating expenses:
Professional fees	170,347	162,016	359,772	393,265
Salaries and wages	44,168	54,008	89,083	96,139
General and administrative	184,721	132,688	263,570	226,834
Total operating expenses	399,236	348,712	712,425	716,238

Operating loss	(399,236)	(313,313)	(697,822)	(649,191)

Other income (expense):
Interest expense	(169,563)	(156,293)	(349,893)	(318,332)
Amortization of debt discount	(21,157)	(68,010)	(26,795)	(249,553)
Loss on impairment of right of use assets	—	(67,924)	—	(67,924)
Gain on disposal	—	206,546	—	384,429
Change in derivative liabilities expense	947,165	(309,296)	345,245	233,687
Other income (expense)	—	1,500	3,614	1,500

Total other income (loss)	756,446	(393,477)	(47,289)	(16,193)

Net income from continuing operations before income taxes	357,210	(706,790)	(745,651)	(665,384)

Provision for Income Taxes	—	(7,366)	(2,819)	(13,839)

Net income (loss)	357,210	(714,156)	(748,470)	(679,223)

Net loss attributed to non-controlling interest	(45,182)	18,612	(65,870)	(13,614)

Net income (loss) attributed to Kaya Holdings, Inc.	402,392	(732,768)	(682,600)	(665,609)

Basic net income per common share	$0.02	$(0.03)	$—	$(0.03)

Weighted average number of common shares outstanding - Basic	22,172,835	22,172,835	22,172,835	22,172,835

Diluted net income per common share	$—	$(0.03)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - Diluted	22,172,835	22,172,835	22,172,835	22,172,835

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income(Loss)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The	For The
	Months Ended	Months Ended	Six-months Ended	Six-months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income (loss)	$402,392	$(732,768)	$(682,600)	$(665,609)

Other comprehensive expense
Foreign currency adjustments	(316)	435	(2,000)	963

Comprehensive income (loss)	402,076	(732,333)	(684,600)	(664,646)

Other comprehensive income(expense)
Net loss attirbuted to non-controlling interest	(45,182)	(18,003)	(65,870)	(13,614)

Comprehensive loss attributable to Kaya Holdings	447,258	(714,330)	(618,730)	(651,032)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The	For The
	Six-months Ended	Six-months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES:
Net income (loss)	$(682,600)	$2,029,688
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(65,870)	(57,835)
Depreciation	1,187	13,611
Imputed interest	11,219	11,158
Change in derivative liabilities	(325,245)	(3,089,822)
Amortization of debt discount	26,795	157,204
Loss (gain) on disposal of fixed assets	—	—
Changes in operating assets and liabilities:
Prepaid expense	32,283	—
Inventory	9,259	11,816
Right-of-use asset	52,693	45,444
Other assets	11,016	(10,485)
Accrued interest	309,682	296,281
Accounts payable and accrued expenses	16,865	4,160
Accounts payable and accrued expenses - Related Parties	184,373	85,074
Right-of-use liabilities	(53,594)	(60,631)
Deferred tax liabilities	2,819	54,863

Net cash provided by (used in) operating activities	(469,118)	(509,474)

INVESTING ACTIVITIES:
Purchase of property and equipment	(18,766)	—
Proceeds from sales of subsidiary's stock	12,650	—

Net cash provided by (used in) investing activities	(6,116)	—

FINANCING ACTIVITIES:
Proceeds from convertible notes	622,500	—
Payments on convertible debt	(115,000)	—
Net cash provided by financing activities	507,500	—

NET INCREASE (DECREASE) IN CASH	32,266	(509,474)

Effects of currency translation on cash and cash equivalents	(92)	(9,900)

CASH BEGINNING BALANCE	29,108	565,979

CASH ENDING BALANCE	$61,282	$46,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	10,000	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Initial derivative liability on convertible note payable	231,146	—
Initial lease	142,230	—
Reinvested interest	29,000	—

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the three months and six months ended June 30, 2024 (Unaudited)

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Three months ended June 30, 2024
Balance, March 31, 2024 (Unaudited)	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,506,043	$ (37,547,255)	$(13,614)	$ (1,976,569)	$ (16,845,592)

Imputed interest	-	-	-	-	-	-	-	5,609	-	-	-	5,609

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	6,000	-	-	-	6,000

Translation Adjustment	-	-	-	-	-	-	-	-	-	(252)	(64)	(316)

Net Income	-	-	-	-	-	-	-	-	402,392	-	(45,182)	357,210

Balance, June 30, 2024	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,517,652	$ (37,144,863)	$(13,866)	$ (2,021,815)	$ (16,477,089)
Six months ended June 30, 2024
Balance, December 31, 2023 (Audited)	-	-	40	-	22,172,835	22,173	163,630	22,493,783	(36,462,263)	(12,617)	(1,955,194)	(15,750,488)

Imputed interest	-	-	-	-	-	-	-	11,219	-	-	-	11,219

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	12,650	-	-	-	12,650

Translation Adjustment	-	-	-	-	-	-	-	-	-	(1,249)	(751)	(2,000)

Net Income									(682,600)		(65,870)	(748,470)

Balance, June 30, 2024	-	-	40	-	22,172,835	22,173	163,630	22,517,652	(37,144,863)	(13,866)	(2,021,815)	(16,477,089)

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Three months ended June 30, 2023
Balance, March 31, 2023 (Unaudited)	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,428,785	$ (38,004,801)	$(12,814)	$ (2,014,080)	$ (17,417,107)

Imputed interest	-	-	-	-	-	-	-	5,610	-	-	-	5,610

Translation Adjustment	-	-	-	-	-	-	-	-	-	285	150	435

Net Income	-	-	-	-	-	-	-	-	(732,768)	-	18,612	(714,156)

Balance, June 30, 2023	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,434,395	$ (38,737,569)	$(12,529)	$ (1,995,318)	$ (18,125,218)
Six months ended June 30, 2023
Balance, December 31, 2022 (Audited)	-	-	40	-	22,172,835	22,173	163,630	22,277,612	(38,071,960)	(11,027)	(1,984,169)	(17,603,741)

Imputed interest	-	-	-	-	-	-	-	11,158	-	-	-	11,158

Settlement of derivative liabilities to additional paid in capital	-	-	-	-	-	-	-	145,625	-	-	-	145,625

Translation Adjustment	-	-	-	-	-	-	-	-	-	(1,502)	2,465	963

Net Income									(665,609)		(13,614)	(679,223)

Balance, June 30, 2023	-	-	40	-	22,172,835	22,173	163,630	22,434,395	(38,737,569)	(12,529)	(1,995,318)	(18,125,218)

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

On December 13, 2022 the Company formed Fifth Dimension Therapeutics ™ (“FDT”, a Florida Corporation) to seek to provide psychedelic services to sufferers of treatment resistant mental health diseases such as depression, PTSD and other mental health disorders. On January 3, 2023 the Oregon Health Authority (the “OHA”) began to accept license applications, allowing each entity to own and operate one (1) Psilocybin manufacturing and processing facility for the production of Psilocybin Mushrooms and derived therapeutics (“Psilocybins”), and up to five (5) Psilocybin Facilitation Centers where clients would go to ingest Psilocybins and experience effects under the supervision of State Licensed Facilitators.

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

On March 6, 2024, the OHA completed its Psilocybin Service Center License Inspection and itemized three (3) facility structural/layout items that they wanted addressed/modified prior to issuing the facility license. On May 7, 2024, the Company had been awarded its license by the Oregon Health Authority to operate its Portland, Oregon psilocybin treatment center, The Sacred Mushroom. On June 4, 2024, The Sacred Mushroom has begun accepting appointments online.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $600,289 for the six months ended June 30, 2024 and net loss of $682,600 for the six months ended June 30, 2023. The net loss is due to the changes in derivative liabilities. At June 30, 2024 the Company has a working capital deficiency of $7,701,014 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

The Company owns 54% of Fifth Dimension Therapeutics, Inc.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2024 is $0 and $9,259 as of December 31, 2023. Inventory allowance and impairment were $0 and $0 as of June 30, 2024 and December 31, 2023, respectively.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$61,282	$—	$—
Total assets	61,282	—	—
Liabilities
Convertible debentures, net of discounts of $205,093	—	—	7,874,559
Derivative liability	—	—	2,658,222
Total liabilities	—	—	10,532,781
	$61,282	$—	$(10,532,781)
	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$29,108	$—	$—
Total assets	29,108	—	—
Liabilities
Convertible debentures, net of discounts of $742	—	—	7,436,410
Derivative liability	—	—	2,752,321
Total liabilities	—	—	10,188,731
	$29,108	$—	$(10,188,731)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2024.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2024 and December 31, 2022:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Computer	30,713	30,713
Furniture & Fixtures	56,978	56,978
HVAC	25,000	25,000
Land	17,703	17,703
Leasehold Improvements	51,070	32,304
Machinery and Equipment	55,067	55,067
Vehicle	24,000	24,000
Total	260,531	241,765
Less: Accumulated Depreciation	(218,077)	(216,890)
Property, Plant and Equipment - net	$42,454	$24,875

Depreciation expense totaled of $1,187 and $6,815 for the six months ended June 30, 2024 and June 30, 2023, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at March 31, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Other receivable	10,740	11,047
Rent deposits	12,925	23,941
Security deposits	5,491	5,491
Total Non-current assets	29,156	40,479

During the six months ended June 30, 2024, our other receivables decreased $307, related to changes of currency exchange rate. The decrease of the rent deposit was primarily due to the Company terminated the lease of Oregan shop and $11,016 rent deposit of MJAI was used to pay the rent.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses consisted of the following at June 30, 2024 and December 31, 2023 :

	June 30, 2024	December 31, 2023
Accounts payable	578,776	561,551
Accrued expenses	27,174	27,534
Total	605,950	589,085

NOTE 7 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 4.77% to 5.37%, volatility ranging from 154.81% to 174.23%, trading prices $0.033 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $2,600,509 at June 30, 2024 and $2,752,321 at December 31, 2023. As of June 30, 2024, the Company had four new convertible notes and two short-term non-convertible note were transferred to convertible notes after due in 2024.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			6/30/2024	12/31/2023

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	31-Dec-25	82,391	82,391
C	Convertible		X	8.0%	31-Dec-25	41,195	41,195
D	Convertible		X	8.0%	31-Dec-25	262,156	262,156
O	Convertible		X	8.0%	31-Dec-25	136,902	136,902
P	Convertible		X	8.0%	31-Dec-25	66,173	66,173
Q	Convertible		X	8.0%	31-Dec-25	65,274	65,274
S	Convertible		X	8.0%	31-Dec-25	63,205	63,205
T	Convertible		X	8.0%	31-Dec-25	313,634	313,634
CC	Convertible	X		12.0%	1-Jan-24	110,000	100,000
KK	Convertible		X	8.0%	31-Dec-25	188,000	188,000
LL	Convertible		X	8.0%	31-Dec-25	749,697	749,697
MM	Convertible		X	8.0%	31-Dec-25	124,690	124,690
NN	Convertible		X	8.0%	31-Dec-25	622,588	622,588
OO	Convertible		X	8.0%	31-Dec-25	620,908	620,908
PP	Convertible		X	8.0%	31-Dec-25	611,428	611,428
QQ	Convertible		X	8.0%	31-Dec-25	180,909	180,909
RR	Convertible		X	8.0%	31-Dec-25	586,804	586,804
SS	Convertible		X	8.0%	31-Dec-25	174,374	174,374
TT	Convertible		X	8.0%	31-Dec-25	345,633	345,633
UU	Convertible		X	8.0%	31-Dec-25	171,304	171,304
VV	Convertible		X	8.0%	31-Dec-25	121,727	121,727
XX	Convertible		X	8.0%	31-Dec-25	112,734	112,734
YY	Convertible		X	8.0%	31-Dec-25	173,039	173,039
ZZ	Convertible		X	8.0%	31-Dec-25	166,603	166,603
AAA	Convertible		X	8.0%	31-Dec-25	104,641	104,641
BBB	Convertible		X	8.0%	31-Dec-25	87,066	87,066
DDD	Convertible		X	8.0%	31-Dec-25	75,262	75,262
EEE	Convertible		X	8.0%	31-Dec-25	160,619	160,619
GGG	Convertible		X	8.0%	31-Dec-25	79,422	79,422
JJJ	Convertible		X	8.0%	31-Dec-25	52,455	52,455
LLL	Convertible		X	8.0%	31-Dec-25	77,992	77,992
MMM	Convertible		X	8.0%	31-Dec-25	51,348	51,348
PPP	Convertible		X	8.0%	31-Dec-25	95,979	95,979
SSS	Convertible		X	8.0%	31-Dec-25	75,000	75,000
TTT	Convertible		X	8.0%	31-Dec-25	80,000	80,000
VVV	Convertible		X	8.0%	31-Dec-25	75,000	75,000
WWW	Convertible		X	8.0%	31-Dec-25	60,000	60,000
XXX	Convertible		X	8.0%	31-Dec-25	100,000	100,000
YYY	Convertible		X	8.0%	31-Dec-25	50,000	50,000
ZZZ	Convertible		X	8.0%	31-Dec-25	40,000	40,000
AAAA	Convertible		X	8.0%	31-Dec-25	66,000	66,000
BBBB	Convertible	X		12.0%	1-Mar-23	-	150,000
CCCC	Convertible	X		10.0%	1-Mar-23	-	120,000
DDDD	Convertible	X		10.0%	31-Dec-24	-	100,000
EEEE	Convertible		X	10.0%	25-Dec-25	15,000	-
FFFF	Convertible		X	10.0%	23-Jan-26	60,000	-
GGGG	Convertible		X	10.0%	12-Mar-26	150,000	-
HHHH	Convertible		X	10.0%	15-Mar-26	107,500	-
IIII	Convertible		X	10.0%	1-May-26	150,000	-
JJJJ	Convertible		X	10.0%	4-Jun-26	150,000	-

Total Convertible Debt						8,079,652	7,807,152
Less: Discount						(205,093)	(387,819)
Convertible Debt, Net of Discounts						$ 7,874,559	$ 7,419,333
Convertible Debt, Net of Discounts, Current						$ 135,000	$ 240,288
Convertible Debt, Net of Discounts, Long-term						$ 7,739,559	$ 7,179,045

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

On January 31, 2024, the Company signed an agreement with a third-party individual to transfer one non-convertible promissory note, including $15,000 principal and $300 accrual interest to purchase 0.6 unit, which included $15,000 convertible note and 30,000 FDT shares which is $0.01 per share and total value was $300. The convertible notes interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on January 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.04 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

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

On May 1, 2024, the Company received $130,000 deposit plus $23,000 accrued interest reinvest in selling 6 units to the Cayman Venture Capital Fund. The 6 units included $150,000 convertible debt and 300,000 FDT shares which is $0.01 per share and total value is $3,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on May 1, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.04 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On June 4, 2024, the Company received $153,000 (containing $150,000 deposit and $3,000 accrual interest reinvest) from selling 6 units to the Cayman Venture Capital Fund, including $150,000 convertible debt and 300,000 FDT shares which is $0.01 per share and total value is $3,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on June 4, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.04 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

NOTE 8 – NON-CONVERTIBLE DEBT

	June 30, 2024	December 31, 2023
Note 5	$9,312	$9,312
Note 6	500,000	500,000
Note 7	—	100,000
Note 8	—	15,000
Current non-convertible notes	9,312	124,312
Non-current convertible notes	500,000	500,000
Total non-convertible notes	$509,312	$624,312

(5) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of June 30, 2024 with an outstanding balance of $9,312.

(6) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. At the end of September 2023, the company paid $5,000, which is 10% of the total revenues from all sources of Kaya Holdings, Inc to the Holder and the Holder agreed to reinvest it as the additional of the note. On October 6, 2023, the Company received another $145,000 from the same investor to increase the promissory note to $500,000 total. As of June 30, 2024, the outstanding balance of the note is $500,000.

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

(9) As of June 30, 2024 Cayman Venture Capital Fund reinvest $29,000 accrual interest of promissory notes into convertible notes and FDT stock purchases.

B-Related Party
Loan payable - Stockholder, 0%, Due December 31, 2025 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $78,719 and $67,500 as of June 30, 2024 and year ended December 31, 2023, respectively. As of June 30, 2024, the balance of the debt was $250,000. On December 31, 2021, the Company entered into an agreement to further extend the debt until December 31, 2025, with no additional interest for the extension period.

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

FDT increased the authorized preferred stock from 85 to 90 shares and issued an additional 9 preferred stock to Kaya Holdings. As the result of the stock changes, the Company’s ownership of FDT changed to approximately 54%.

The Company sold 1,265,000 shares of FDT as of June 30, 2024 for $12,650. It doesn’t affect the control right of the Company.

As of June 30, 2024, there were 22,172,835 shares of common stock outstanding and 1,100,000 shares subscription payable which total was 23,272,835 shares and no new issuances of common stock during the six months ended June 30, 2024.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 4.77% to 5.37%, volatility ranging from 154.81% to 174.23%, trading prices ranging from $0.033 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $2,658,222 at June 30, 2024 and $2,752,321 at December 31, 2023.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Balance as of December 31, 2023	$2,752,321
Change in Derivative value	(325,245)
Initial derivative	231,146
Balance as of June 30, 2024	$2,658,222

The Company recorded the debt discount to the extent of the gross proceeds raised and expanded immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $231,146 and $0 for the new notes issued as of June 30, 2024 and December 31, 2023, respectively.

The Company recorded a change in the value of embedded derivative liabilities gain of $325,245 as of June 30, 2024 and a gain of $3,297,215 for the year ended December 31, 2023.

The Company reclassified derivative liabilities of $0 to additional paid in capital due to debt repayments for the six months ended June 30, 2024 and $155,342 for year ended December 31, 2023

NOTE 11 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $205,093 and $742 as of June 30, 2024 and December 31, 2023, respectively.

The Company recorded the amortization of debt discount of $26,795 and $249,553 for the six months ended June 30, 2024 and 2023, respectively.

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

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to monthly compensation of $25,000. Due to the liquidity of the Company, compensations were paid partially over the periods. As of March 31, 2024, the accrued compensation was approximately $500,000.   By agreement of the parties, the accrued compensation will not be paid until December 1, 2026 and has been recorded as a long-term liability . As of June 30, 2024, the Company also had $569,773of accrued compensation due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of June 30, 2024, the Company had $138,227 due to Bruce.

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

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to April 30, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. In February 2024, the landlord and the Company agreed to terminate the lease and the Company own $8,650 rent after $5,000 against the rent deposit. As of June 30, 2024, right of use liabilities and right of use assets are all $0.

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

The Company has escrowed $51,817.75 with an Oregon-licensed attorney in Oregon (“Escrow Holder”) pursuant to an escrow agreement between Tenant, Landlord and the Escrow Holder, of which $38,893.75 (the “Prepaid Rent”) is prepaid Base Rent and Additional Rent for months 1 through 5 of the Term and $12,925 is the Security Deposit. The lease commencement date is April 1, 2024 at a rate of $10,761 per month and $142,230 right of use assets and right of use liability were recorded.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $12,585 and operating lease liabilities of $119,402 as of June 30, 2024. Rent expenses for the six months ended June 31, 2024 and 2023 were $79,481 and $29,041, respectively. The big changes were due to the new lease in Oregon.

Maturity of Lease Liabilities at June 30, 2024
Amount
2024	49,630
2025	53,805
Total lease payments	103,435
Less: Imputed interest	16,086
Present value of lease liabilities	$119,521

Leased assets	Operating Lease Liability	Remaining months	Weighted average
	As of June 30, 2024		remaining term
KAYA	6,485	3	0.16
FDT	113,036	11	10.4
Total	119,521		10.56

Note 15 - SUBSEQUENT EVENTS

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

On July 22, 2024, the Company received $125,000 from CVC International, which together with $28,000 in accrued interest owed the investor, was applied to the purchase in a private transaction of 6 units consisting of a $150,000 convertible note and 300,000 shares of common stock of FDT, valued at $0.01 per share. Interest on the note accrues at the rate of 10% per annum. The note and accrued interest is convertible at any time prior to maturity (July 22, 2024) at the option of the Institutional Investor into shares of the Company’s common stock, at a conversion price of $0.08 per share. In addition to customary adjustments, for stock splits, stock dividends and other recapitalization events, the conversion price and number of shares issuable upon conversion of the note is subject to adjustment if the market price of the Company’s common stock 20 days before notice of conversion is given is less than $0.16 per share, in which case, the conversion price would be adjusted to the lesser of 50% of the average closing price or the historical price for the 20 trading days before receipt of the conversion notice, but in no event, less than $0.02 per share or more than $0.08 per share.

On July 31, 2024 the Company entered into Note Modification Agreements with the following Institutional Investors: CVC International Ltd, NWP Finance LTD, Lindsey R Perry Jr. and Gray Lady Capital. Pursuant to the existing Note Agreements held by these entities, after the issuance of the Note to CVC International Ltd. on July 22, 2024 the conversion prices for all Notes held by these institutional investors were adjusted to reflect those of the new Note, and all Notes held by these institutional investors were extended until December 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc is a holding company focusing on wellness and mental health through operations in psychedelic treatment clinics, medical and recreational cannabis, and CBD products.

In 2014, KAYS became the first US public company to own and operate a medical cannabis dispensary in the United States and has again broken ground with the licensing and opening of The Sacred Mushroom™ Psychedelic Treatment Center. KAYS plans to operate The Sacred Mushroom™ as part of its Fifth Dimension Therapeutics, Inc. subsidiary (“FDT”), which also plans to work cooperatively with select pharmaceutical companies to maximize the curative and therapeutic potential of psilocybin.

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

In late 2019 the Company determined that US Federal cannabis legalization was not something that would come to fruition anytime soon and began to explore overseas opportunities for cannabis operations. The Company currently has one retail cannabis license in Oregon and two medical marijuana production and processing licenses in Greece.

In addition, we also began looking at opportunities within the pending legalization of Psilocybin treatments in Oregon and their potential therapeutic value for treatment-resistant mental health disorders.

In November 2020, Oregon became the first state in the United States to legalize and license the supervised use of psilocybin, and in January 2023 they began accepting licensing applications for Oregon Health Authority (the “OHA”) State Licensed Psilocybin Facilitators (OHA licensed professionals to operate the clinics), and also for the licensing of Psilocybin Manufacturing and Testing operations and the Facilitation clinics where clients can obtain Psilocybin Treatment Services. The OHA had also launched Oregon’s medical cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates, and sets the stage for KAYS “First Mover Advantage” in the emerging US psychedelic therapeutics industry.

On November 14, 2023, the Company filed a license application with the OHA for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psychedelic treatment center located in Portland, Oregon which the Company intends to operate as its flagship psychedelic treatment facility.

On April 25, 2024 the Company received notice from the OHA that its license had been approved and we commenced operations on August 1, 2024. It is our understanding is that we are the first US Public Company to own and operate a US based licensed Psychedelic Treatment Facility.

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

On November 14, 2023 the Company filed a license application with the OHA for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psychedelic treatment center located in Portland, Oregon which the Company intends to operate as its flagship psychedelic treatment facility. On April 25, 2024 the Company received notice from the OHA that its license had been approved and we commenced operations on August 1, 2024. It is our understanding is that we are the first US Public Company to own and operate a US based licensed Psychedelic Treatment Facility.

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

KAYS facility offers a superior setting, broader activity and treatment options, integrated cultivation and processing, and accessible pricing, thereby enabling us to deliver a superior treatment experience at a much lower price than the competition, while still achieving profitability.

The Sacred Mushroom™ Psychedelic Treatment Facility

It has been shown that Set and Setting are the keys to the successful psilocybin journeys. (Set as in mindset, Setting as in the place). With this in mind, the curators at The Sacred Mushroom™ (“TSM”) carefully considered every detail to enable an extraordinary setting. TSM provides guests access to psilocybin treatments in a spacious, comfortable, carefully controlled environment under licensure by the OHA (OHA).

Situated in downtown Portland in Old Chinatown, The Sacred Mushroom™ is less than 30 minutes from Portland International Airport (PDX) and conveniently accessible by public transportation. The Sacred Mushroom™ is seven floors above the city of Portland, with panoramic views of the city skyline and Mount Hood. The Sacred Mushroom™ encompasses approximately 11,000 sq ft. and provides guests with access to private treatment rooms, group session areas, and activity zones with movement, listening stations, journaling chairs, and art expression for distinctive, effective, and positive psilocybin treatments. The setting and space are designed to deliver the ultimate in safe, comfortable, and relaxing psychedelic treatments.

With peaceful gardens, engaging sensory areas, and comfortable seating everywhere, every inch of our 11,000 square feet has been designed with your psilocybin journey in mind.

Entrance and Reception

A warm and welcoming entrance with plants everywhere

and engaging images projected onto the wall.

Psilocybin Administration/Integration Area

A large inviting room with video conferencing and comforting amenities.

The East Room Group Areas

A Serenity Fountain greets our guests as they enter the East Room Group Area.

Sitting areas with carefully selected and spaced plants allow for both privacy and flow through connectivity.

A large kitchen area allows for a comfortable café setting.

Stunning views of Downtown Portland and Mount Hood from the café Area.

The West Room Activity & Garden Areas

Our West Wing is centered around an indoor garden that “brings the outdoors in”

affording our guests the ultimate in psilocybin journey experiences.

Garden areas complete with grass mat seating merge with sitting areas and high-resolution wall projections.

As with the East area, stunning views of Downtown Portland abound in this area of the facility.

Areas dedicated to yoga and body movement, as well as spaces for art expression and journaling allow guests to pursue different activities.

Private Treatment Rooms

Comfort focused rooms with adjustable beds, seating, and a wide range of amenities

The Global Psilocybin and Psychedelic Medicine Industry

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

Kaya Farms™ Cannabis

Kaya Buddie™ Strain Specific Cannabis Cigarettes

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

Neither of the two subject Greece properties are currently owned or optioned by GKC or its operating subsidiaries, but the land for the potential project in Epidaurus is owned by one of our Greek partner’s families and the land in Thebes is currently available for purchase or option. The Company believes it could acquire either of the properties once funding and market conditions allow. Alternatively, both licenses are in good order, and can be transferred to a new location pending Greek Government approval.

Kaya Kannabis- Epidaurus, Greece Project

Site of Epidaurus Land and Overview of Building Complex

GKC plans to cultivate and manufacture KAYS proprietary cannabis brands (CBD/THC) from the Epidaurus Project for distribution in the Greek, German and other EU markets as permitted by local regulations.

Epidaurus Project with 50K square feet of already constructed buildings.

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenues

We had revenues of $0, for the three months ended June 30, 2024, as compared to revenues of $55,116 for the three months ended June 30, 2023. The decrease in revenue is due to our close of Oregon cannabis footprint as we are working to prepare the opening of a OHA State Licensed Psilocybin Treatment Center in Oregon.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2024 was $0, compared to cost of goods sold of $19,717 for the three months ended June 30, 2023. The decrease in cost of goods sold was due to lower levels of sales due to our Oregon cannabis business closing as we are preparing to open a OHA State Licensed Psilocybin Treatment Center in Oregon.

Salaries and Wages

Salaries and Wages decreased to $44,168 for the three months ended June 30, 2024 as compared to $54,008 for the three months ended June 30, 2023. The decrease in salaries and wages was due to the close of retail shop in Oregon.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $184,721 for the three months ended June 30, 2024 as compared to $132,688 for the three months ended June 30, 2023.

Professional Fees

Professional fees were $95,347 for the three months ended June 30, 2024, as compared to $162,016 for the three months ended June 30, 2023.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $0 for the three months ended June 30, 2023, as compared to $206,546 for the three months ended June 30, 2023.

Gain or Loss on Impairment of right of use assets

Gain or loss on impairment of right of use assets was $0 for the three months ended June 30, 2023, as compared to $67,924 for the three months ended June 30, 2023.

Interest Expense

Interest expense and debt amortization expense increased slightly to $169,563 for the three months ended June 30, 2024 from $156,293 for the three months ended June 30, 2023.

Amortization of Debt Discount

Amortization of debt discount was $21,157 for the three months ended June 30, 2024, as compared to $68,010 for the three months ended June 30, 2023.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a gain of $947,166 for the three months ended June 30, 2024 compared to a loss of $309,296 for the three months ended June 30, 2023. These changes were due to the change in stock price as well as the volatility factors used in the derivative calculations.

Other Income/(Loss)

Other income was a gain of $756,446 for the three months ended June 30, 2024 as compared to a loss of $393,477 for the three months ended June 30, 2023. The increased loss was due largely to a change in derivative liability expenses resulting from a change in stock price as well as the volatility factors used in the derivative calculations.

Net Income (Loss)

We incurred net income of $432,210 for the three months ended June 30, 2024, as compared to net loss of $714,156 for the three months ended June 30, 2023. The majority of our income during the three-month period ending June 30, 2024 was a result of the derivative liabilities associated with our Convertible Debt and a reduction in our stock price as well as the more volatility factors used in the derivative calculations. The non-controlling interest for the three months ended June 30, 2024 and 2023 was a loss of $45,182 and a gain of $18,612 respectively.

Six months ended June 30, 2024 compared to six months ended June 30, June 30, 2023

Revenues

We had revenues of $28,009 for the six months ended June 30, 2024 as compared to revenues of $103,361 for the six months ended June 30, 2023. The decrease in revenue is due to our closing of Oregon cannabis shop as we are working to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2024 was $13,406 compared to cost of goods sold of $36,314 for the six months ended June 30, 2023. The decrease in cost of goods sold was due to lower levels of sales due to our closing Oregon cannabis shop as we are working to open a OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Salaries and Wages

Salaries and Wages decreased to $89,083 for the six months ended June 30, 2024 as compared to $96,139 for the six months ended June 30, 2023. The slight decrease in salaries and wages was due to the close of retail shop in Oregon.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $263,570 for the six months ended June 30, 2024 as compared to $226,834 for the six months ended June 30, 2023. The slight increase was primarily due increase in the brand-new psilocybin treatment center marketing and office expenses.

Professional Fees

Professional fees were $284,772 for the six months ended June 30, 2024 as compared to $393,265 for the six months ended June 30, 2023. The decrease in professional fees was primarily related to an decrease in expenses for consulting expenses.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $0 for the six months ended June 30, 2024, as compared to $384,429 for the six months ended June 30, 2023 which included gain from sales of the land and sale of the Salem retail cannabis store.

Gain or Loss on Impairment of right of use assets

Gain or loss on impairment of right of use assets was $0 for the six months ended June 30, 2024, as compared to $67,924 for the six months ended June 30, 2023.

Interest Expense

Interest expense and debt amortization expense decreased to $349,893 for the six months ended June 30, 2024 from $318,332 for the six months ended June 30, 2023.   The increase was related to an increase in debt incurred over the past 6 months for our operations.

Amortization of Debt Discount

Amortization of debt discount was $26,795 for the six months ended June 30, 2024, as compared to $249,553 for the six months ended June 30, 2023.

Change in fair value of embedded derivative liabilities was a gain of $325,245 for the six months ended June 30, 2024 compared to a gain of $233,687 for the six months ended June 30, 2023. These changes were due to the change in stock price as well as the volatility factors used in the derivative calculations.

Net Income attributed to Kaya Holdings Inc.

We had net loss of $607,600 for the six months ended June 30, 2024 as compared to net loss of $665,609 for the six months ended June 30, 2023.

The majority of our net loss during the six months ended June 30, 2024 was a result of the large amount of operating expenses with limited revenue. The non-controlling interest for the six months ended June 30, 2024 and June 30, 2023 was a loss of $65,870 and a loss of $13,614 respectively.

Liquidity and Capital Resources

During the second quarter of 2024 our cash position increase by $32,174 to $61,282 and our negative working capital deficit was $7,701,014.

As of June 30, 2024, our working capital consisted of cash of $61,282, inventories of $0 and prepaid expenses of $25,914 as compared to cash of $125,887, inventories of $12,569 and prepaid expenses of $11,153, as of June 30, 2023.

Our current liabilities include accounts payable and accrued expenses of $605,950, accounts payable and accrued expenses-related parties of $699,345, accrued interest of $2,658,697, current portion of lease liability of $119,521, potential tax liability of $902,163, convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $2,658,222, as compared to accounts payable and accrued expenses of $910,023, accounts payable and accrued expenses-related parties of $280,301 accrued interest of $2,038,262, current portion of lease liability of $29,716, potential tax liability of $889,856, convertible notes payable- net of discount of $25,000, notes payable of $9,312 and derivative liabilities of $5,825,566 as of June 30, 2023.

Financing Transactions

On May 1, 2024, the Company received $130,000.00 of capital from the Institutional Investor. The $130,00 (along with $23,000 in interest that was owed the Investor) was invested in a private placement.

On June 4, 2024, the Company received $150,000.00 of capital from the Institutional Investor. The $150,00 (along with $3,000 in interest that was owed the Investor) was invested in a private placement.

On July 22, 2024, the Company received $125,000.00 of capital from the Institutional Investor. The $125,000 (along with $28,000 in interest that was owed the Investor) was invested in a private placement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of June 30, 2024. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024.. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of June 30, 2023. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of June 30, 2024.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2024. (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of June 30, 2024, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended June 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 24, 2023 the Company and Day Law & Associates participated in an Arbitration in an attempt to resolve the Matter without Litigation, and on October 11, 2023 the Arbitrator ruled in favor of the Company and awarded the Company $3,000 in legal Fees and $781 in Costs.

Since that time the Company had been advised that Day Law & Associates, P.C. appealed the Arbitration Award, and the parties were scheduled to appear before the Oregon Bar to mediate the case. However, the Company subsequently agreed to waive the Award in consideration of Day Law dropping the matter.

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

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please see Note 7 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report with respect to unregistered sales of securities during the three months ended June 30, 2023.

The securities described therein were issued in private transactions pursuant to the exemption from registration afforded by Section 4(a)(20 of the Securities Act of 1933, as amended.

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

Dated: August 14, 2024

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)