Form 10-Q/A
period 2024-06-30
Kaya Holdings, Inc.
filed 2024-08-19
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A Amendment Number 1 to Form 10-Q

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of August 16, 2024, the Issuer had 22,172,835 shares of its common stock outstanding.

In this Quarterly Report on Form 10-Q/A, the terms “KAYS,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

EXPLANATORY NOTE

On August 14, 2024, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, was inadvertently filed in error prior to completion of the required SAS 70 review by the Company’s independent registered public accounting firm. Accordingly, the Company is filing this Form 10-Q/A to reflect the completion of such review and changes resulting therefrom.

INDEX TO QUARTERLY REPORT ON FORM 10 Q

Part I – Financial Information Page

Cautionary Note Regarding Forward Looking Statements

Information contained in this Quarterly Report on Form 10-Q, as amended  contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act”). These forward-looking statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

ASSETS
	(Unaudited)	(Audited)
	June 30, 2024	December 31, 2023
CURRENT ASSETS:
Cash and equivalents	$61,282	$29,108
Inventory	—	9,259
Prepaid expenses	25,914	58,588
Total current assets	87,196	96,955

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	119,402	29,865
Property and equipment, net of accumulated depreciation of $218,077 and $216,890 as of June 30, 2024 and December 31, 2023, respectively	42,454	24,875
Goodwill	22,472	23,682
Other Assets	29,156	40,479
Total non-current assets	213,484	118,901

Total assets	$300,680	$215,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$605,950	$589,085
Accounts payable and accrued expense-related parties	699,345	514,972
Accrued interest	2,658,697	2,369,015
Right-of-use liability - operating lease	119,521	30,885
Taxable Payable	902,163	899,344
Convertible notes payable, net of discount of $0 and $0	135,000	125,000
Notes payable	9,312	124,312
Derivative liabilities	2,658,222	2,752,321
Total current liabilities	7,788,210	7,404,934

NON-CURRENT LIABILITIES:
Notes payable	500,000	500,000
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $205,093 and $742	7,739,559	7,311,410
Accrued expense-related parties	500,000	500,000
Total non-current liabilities	8,989,559	8,561,410

Total liabilities	16,777,769	15,966,344

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series D, par value $0.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 0 shares and 22,172,835 shares issued as of June 30, 2024 and 22,172,835 shares outstanding as of December 31, 2023 , respectively	22,173	22,173
Subscriptions payable	163,630	163,630
Additional paid in capital	22,517,652	22,493,783
Accumulated deficit	(37,144,863)	(36,462,263)
Accumulated other comprehensive income	(13,866)	(12,617)
Total stockholders' deficit attributable to parent company	(14,455,274)	(13,795,294)
Non-controlling interest	(2,021,815)	(1,955,194)
Total stockholders' deficit	(16,477,089)	(15,750,488)

Total liabilities and stockholders' deficit	$300,680	$215,856

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The	For The
	Months Ended	Months Ended	Six-months Ended	Six-months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net sales	$—	$55,116	$28,009	$103,361

Cost of sales	—	19,717	13,406	36,314

Gross profit	—	35,399	14,603	67,047

Operating expenses:
Professional fees	170,347	162,016	359,772	393,265
Salaries and wages	44,168	54,008	89,083	96,139
General and administrative	184,721	132,688	263,570	226,834
Total operating expenses	399,236	348,712	712,425	716,238

Operating loss	(399,236)	(313,313)	(697,822)	(649,191)

Other income (expense):
Interest expense	(169,563)	(156,293)	(349,893)	(318,332)
Amortization of debt discount	(21,157)	(68,010)	(26,795)	(249,553)
Loss on impairment of right of use assets	—	(67,924)	—	(67,924)
Gain on disposal	—	206,546	—	384,429
Change in derivative liabilities expense	947,165	(309,296)	325,245	233,687
Other income (expense)	—	1,500	3,614	1,500

Total other income (loss)	756,446	(393,477)	(47,289)	(16,193)

Net income from continuing operations before income taxes	357,210	(706,790)	(745,651)	(665,384)

Provision for Income Taxes	—	(7,366)	(2,819)	(13,839)

Net income (loss)	357,210	(714,156)	(748,470)	(679,223)

Net loss attributed to non-controlling interest	(45,182)	18,612	(65,870)	(13,614)

Net income (loss) attributed to Kaya Holdings, Inc.	402,392	(732,768)	(682,600)	(665,609)

Basic net income per common share	$0.02	$(0.03)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - Basic	22,172,835	22,172,835	22,172,835	22,172,835

Diluted net income per common share	$—	$(0.03)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - Diluted	22,973,896	22,172,835	22,973,896	22,172,835

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income(Loss)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The	For The
	Months Ended	Months Ended	Six-months Ended	Six-months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income (loss)	$357,210	$(714,156)	$(748,470)	$(679,223)

Other comprehensive expense
Foreign currency adjustments	(316)	435	(2,000)	963

Comprehensive income (loss)	356,894	(713,721)	(750,470)	(678,260)

Other comprehensive income(expense)
Net loss attributed to non-controlling interest	(45,182)	(18,003)	(65,870)	(13,614)

Comprehensive loss attributable to Kaya Holdings	402,076	(732,333)	(684,600)	(664,646)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The	For The
	Six-months Ended	Six-months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES:
Net income (loss)	$(682,600)	$(665,609)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(65,870)	(13,614)
Depreciation	1,187	6,815
Imputed interest	11,219	11,158
Change in derivative liabilities	(325,245)	(233,687)
Amortization of debt discount	26,795	249,553
Loss (gain) on impairment of right-of-use asset	—	67,924
Loss (gain) on disposal of fixed assets	—	(384,429)
Changes in operating assets and liabilities:
Prepaid expense	32,283	4,929
Inventory	9,259	(1,456)
Right-of-use asset	52,693	37,545
Other assets	11,016	—
Accrued interest	309,682	278,593
Accounts payable and accrued expenses	16,865	(25,774)
Accounts payable and accrued expenses - Related Parties	184,373	7,111
Right-of-use liabilities	(53,594)	(38,647)
Deferred tax liabilities	2,819	13,839

Net cash provided by (used in) operating activities	(469,118)	(685,749)

INVESTING ACTIVITIES:
Purchase of property and equipment	(18,766)	—
Proceeds from sales of subsidiary's stock	12,650	—
Proceeds from sale of fixed assets	—	693,959
Proceeds from sales of business license	—	193,900
Cash paid for impairment of right-of use assets	—	(75,000)

Net cash provided by (used in) investing activities	(6,116)	812,859

FINANCING ACTIVITIES:
Proceeds from convertible notes	622,500	350,000
Payments on convertible debt	(115,000)	(370,000)
Net cash provided by financing activities	507,500	(20,000)

NET INCREASE (DECREASE) IN CASH	32,266	107,110

Effects of currency translation on cash and cash equivalents	(92)	447

CASH BEGINNING BALANCE	29,108	18,330

CASH ENDING BALANCE	$61,282	$125,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	10,000	28,528

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Initial derivative liability on convertible note payable	231,146	—
Initial lease	142,230	—
Reinvested interest	20,000	—
Settlement of derivative liabilities	—	145,625

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

On March 6, 2024, the OHA completed its Psilocybin Service Center License Inspection and itemized three (3) facility structural/layout items that they wanted addressed/modified prior to issuing the facility license. On May 7, 2024, the Company had been awarded its license by the Oregon Health Authority to operate its Portland, Oregon psilocybin treatment center, The Sacred Mushroom. On June 4, 2024, The Sacred Mushroom which commenced operations on August 1, 2024.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $682,600 for the six months ended June 30, 2024 and net loss of $665,609 for the six months ended June 30, 2023. The net loss is due to the changes in derivative liabilities. At June 30, 2024 the Company has a working capital deficiency of $7,701,014 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

During the Q2, 204, FDT increased the authorized preferred stock from 85 to 90 shares and additional 9 shares issued to the Company which means the Company’s ownership changed to54%. The Company still keep the majority control of Fifth Dimension Therapeutics, Inc.

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

In August 2020, the FASB issued ASU 202006, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. In this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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

NOTE 8 – NON-CONVERTIBLE DEBT

	June 30, 2024	December 31, 2023
Current non-convertible notes	9,312	124,312
Non-current non-convertible notes	500,000	500,000
Total non-convertible notes	509,312	624,312

Breakdown
Note 5	$9,312	$9,312
Note 6	500,000	500,000
Note 7	—	100,000
Note 8	—	15,000
Total non-convertible notes	$509,312	$624,312

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

NOTE 12 – RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and no interest accrued until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS. The remaining $250,000 is not convertible and booked in related party notes payable as of June 30, 2024.

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to monthly compensation of $25,000. Due to the liquidity of the Company, compensations were paid partially over the periods. As of March 31, 2024, the accrued compensation was approximately $500,000.   By agreement of the parties, the accrued compensation will not be paid until December 1, 2026 and has been recorded as a long-term liability. As of June 30, 2024, the Company also had $561,118 of accrued compensation due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

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

The Company has right-of-use assets of $119,402 and operating lease liabilities of $119,521 as of June 30, 2024. Rent expenses for the six months ended June 31, 2024 and 2023 were $79,481 and $29,041, respectively. The big changes were due to the new lease in Oregon.

Maturity of Lease Liabilities at June 30, 2024
Amount
2024	71,152
2025	53,805
Total lease payments	124,957
Less: Imputed interest	5,436
Present value of lease liabilities	$119,521

Leased assets	Operating Lease Liability	Remaining months	Weighted average
	As of June 30, 2024		remaining term
KAYA	6,485	3	0.16
FDT	113,036	11	10.4
Total	119,521		10.56

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

Dated: August 19, 2024

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)