Form 10-Q
period 2024-09-30
Kaya Holdings, Inc.
filed 2024-11-22
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

As of November 22, 2024, the Issuer had 41,572,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

ASSETS
	(Unaudited)	(Audited)
	September 30, 2024	December 31, 2023
CURRENT ASSETS:
Cash and equivalents	$64,794	$29,108
Inventory	240	9,259
Prepaid expenses	26,549	58,588
Total current assets	91,583	96,955

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	83,155	29,865
Property and equipment, net of accumulated depreciation of $220,270 and $216,890 as of September 30, 2024 and December 31, 2023, respectively	40,261	24,875
Goodwill	24,037	23,682
Other Assets	29,553	40,479
Total non-current assets	177,006	118,901

Total assets	$268,589	$215,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$646,100	$589,085
Accounts payable and accrued expense-related parties	754,557	514,972
Accrued interest	2,659,752	2,369,015
Right-of-use liability - operating lease	83,155	30,885
Taxable Payable	902,163	899,344
Convertible notes payable, net of discount of $0 and $0	135,000	125,000
Notes payable	9,312	124,312
Derivative liabilities	3,900,734	2,752,321
Total current liabilities	9,090,773	7,404,934

NON-CURRENT LIABILITIES:
Notes payable	500,000	500,000
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $294,368 and $742	8,088,952	7,311,410
Accrued expense-related parties	500,000	500,000
Total non-current liabilities	9,338,952	8,561,410

Total liabilities	18,429,725	15,966,344

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock , par value $.0001; 1,500,000,000 shares authorized; 41,572,835 shares issued as of September 30, 2024 and 22,172,835 shares outstanding as of December 31, 2023 , respectively	4,157	2,217
Subscriptions payable	163,630	163,630
Additional paid in capital	23,344,739	22,513,739
Accumulated deficit	(39,601,954)	(36,462,263)
Accumulated other comprehensive income	(12,108)	(12,617)
Total stockholders' deficit attributable to parent company	(16,101,536)	(13,795,294)
Non-controlling interest	(2,059,600)	(1,955,194)
Total stockholders' deficit	(18,161,136)	(15,750,488)

Total liabilities and stockholders' deficit	$268,589	$215,856

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The	For The
	Months Ended	Months Ended	Nine-months Ended	Nine-months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net sales	$3,000	$59,011	$31,009	$162,372

Cost of sales	272	22,088	13,678	58,402

Gross profit	2,728	36,923	17,331	103,970

Operating expenses:
Professional fees	813,829	170,405	1,173,601	563,670
Salaries and wages	37,851	44,732	126,934	140,871
General and administrative	291,444	97,916	555,014	324,750
Total operating expenses	1,143,124	313,053	1,855,549	1,029,291

Operating loss	(1,140,396)	(276,130)	(1,838,218)	(925,321)

Other income (expense):
Interest expense	(189,726)	(165,774)	(539,619)	(484,106)
Amortization of debt discount	(82,040)	(68,762)	(108,835)	(318,315)
Gain on lease extinguishment	—	219,006	—	151,082
Gain on disposal	1,700	—	1,700	384,429
Change in derivative liabilities expense	(1,084,865)	2,302,249	(759,620)	2,535,936
Other income (expense)	—	90,423	3,614	91,923

Total other income (loss)	(1,354,931)	2,377,142	(1,402,760)	2,360,949

Net income from continuing operations before income taxes	(2,495,327)	2,101,012	(3,240,978)	1,435,628

Provision for Income Taxes	—	(5,270)	(2,819)	(19,109)

Net income (loss)	(2,495,327)	2,095,742	(3,243,797)	1,416,519

Net income (loss) attributed to non-controlling interest	(38,236)	62,117	(104,106)	48,503

Net income (loss) attributed to Kaya Holdings, Inc.	(2,457,091)	2,033,625	(3,139,691)	1,368,016

Basic net income per common share	$(0.10)	$0.09	$(0.13)	$0.06

Weighted average number of common shares outstanding - Basic	24,327,183	22,172,835	23,626,850	22,172,835

Diluted net income per common share	$(0.10)	$0.01	$(0.13)	$0.01

Weighted average number of common shares outstanding - Diluted	24,327,183	143,718,093	23,626,850	143,718,093

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income(Loss)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The	For The
	Months Ended	Months Ended	Nine-months Ended	Nine-months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income (loss)	$(2,495,327)	$2,033,625	$(3,243,797)	$1,368,016

Other comprehensive expense
Foreign currency adjustments	2,210	(2,655)	210	(1,692)

Comprehensive income (loss)	(2,493,117)	2,030,970	(3,243,587)	1,366,324

Other comprehensive income (expense)
Net loss attirbuted to non-controlling interest	(38,236)	62,117	(104,106)	48,503

Comprehensive loss attributatable to Kaya Holdings	(2,454,881)	1,968,853	(3,139,481)	1,317,821

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Cashflows

	(Unaudited)	(Unaudited)
	For The	For The
	Nine-months Ended	Nine-months Ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES:
Net income (loss)	$(3,139,691)	$1,368,016
Adjustments to reconcile net income / loss to net cash used in operating activities:
Adjustment to non-controlling interest	(104,106)	48,503
Depreciation	3,380	9,935
Imputed interest	16,890	16,829
Loss (Gain) on lease extinguishment	—	(151,082)
Shares issued for services	127,100	—
Shares issued for services - related parties	627,300	—
Shares issued for acquisition - related parties	41,000	—
Change in derivative liabilities	759,620	(2,535,936)
Amortization of debt discount	108,835	318,315
Loss (Gain) on disposal of fixed assets	—	(384,429)
Loss (Gain) on debt forgiveness	—	(91,923)
Changes in operating assets and liabilities:
Prepaid expense	32,283	(33,963)
Inventory	9,019	2,145
Right-of-use asset	88,940	45,499
Deposit	—	(12,925)
Other assets	11,016	—
Accrued interest	485,737	433,696
Accounts payable and accrued expenses	57,015	14,617
Accounts payable and accrued expenses - Related Parties	239,585	144,587
Right-of-use liabilities	(89,960)	(47,322)
Deferred tax liabilities	2,819	4,045

Net cash provided by(used in) operating activities	(723,218)	(855,683)

INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	—	693,959
Proceeds from sales of business license	—	193,900
Cash paid for impairment of right-of-use assets	—	(75,000)
Purchase of property and equipment	(18,766)	—
Proceeds from sales of subsidiary's stock	20,650	—

Net cash provided by investing activities	1,884	812,859

FINANCING ACTIVITIES:
Proceeds from convertible notes	872,500	455,000
Payments on debt	(115,000)	(370,000)
Net cash provided by financing activities	757,500	85,000

NET INCREASE (DECREASE) IN CASH	36,166	42,176

Effects of currency translation on cash and cash equivalents	(480)	(238)

CASH BEGINNING BALANCE	29,108	18,330

CASH ENDING BALANCE	$64,794	$60,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	10,000	28,582

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Settlement of derivative liabilities	—	145,625
Release of related party accruals and payable	—	38,329
Initial derivatives	388,793	—
Initial lease	142,230	—
Reinvested interest	195,000	—

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the three months and nine months ended September 30, 2024 (Unaudited)

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Three months ended September 30, 2024
Balance, June 30, 2024 (Unaudited)	-	$ -	40	$ -	22,172,835	$ 2,217	$ 163,630	$ 22,537,608	$(37,144,863)	$ (13,866)	$(2,021,815)	$ (16,477,089)

Imputed interest	-	-	-	-	-	-	-	5,671	-	-	-	5,671

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	8,000	-	-	-	8,000

Common stock issued for services	-	-	-	-	3,100,000	310	-	126,790	-	-	-	127,100

Common stock issued for services - related parties	-	-	-	-	15,300,000	1,530	-	625,770	-	-	-	627,300

Common stock issued for acquiring the subsidiary					1,000,000	100	-	40,900				41,000

Translation Adjustment	-	-	-	-	-	-	-	-	-	1,758	451	2,209

Net Income	-	-	-	-	-	-	-	-	(2,457,091)	-	(38,236)	(2,495,327)

Balance, September 30, 2024	-	$ -	40	$ -	41,572,835	$ 4,157	$ 163,630	$ 23,344,739	$(39,601,954)	$ (12,108)	$(2,059,600)	$ (18,161,136)
Nine months ended September 30, 2024
Balance, December 31, 2023 (Audited)	-	-	40	-	22,172,835	2,217	163,630	22,513,739	(36,462,263)	(12,617)	(1,955,194)	(15,750,488)

Imputed interest	-	-	-	-	-	-	-	16,890	-	-	-	16,890

Common stock issued for services	-	-	-	-	3,100,000	310	-	126,790	-	-	-	127,100

Common stock issued for services - related parties	-	-	-	-	15,300,000	1,530	-	625,770	-	-	-	627,300

Common stock issued for acquiring the subsidiary					1,000,000	100	-	40,900	-	-	-	41,000

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	20,650	-	-	-	20,650

Translation Adjustment	-	-	-	-	-	-	-	-	-	509	(300)	209

Net Income									(3,139,691)		(104,106)	(3,243,797)

Balance, September 30, 2024	-	-	40	-	41,572,835	4,157	163,630	23,344,739	(39,601,954)	(12,108)	(2,059,600)	(18,161,136)

The accompanying notes are an integral part of these consolidated financial statements.

								Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
							Subscription Payable
	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Three months ended September 30, 2023
Balance, June 30, 2023 (Unaudited)	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,434,395	$(38,737,569)	$ (12,529)	$(1,995,318)	$ (18,125,218)

Imputed interest	-	-	-	-	-	-	-	5,671	-	-	-	5,671

Reclass of related party accruals and payable								38,329

Translation Adjustment	-	-	-	-	-	-	-	-	-	(2,009)	(646)	(2,655)

Net Income	-	-	-	-	-	-	-	-	2,033,625	-	62,117	2,095,742

Balance, September 30, 2023	-	$ -	40	$ -	22,172,835	$ 22,173	$ 163,630	$ 22,478,395	$(36,703,944)	$ (14,538)	$(1,933,847)	$ (15,988,131)
Nine months ended September 30, 2023
Balance, December 31, 2022 (Audited)	-	-	40	-	22,172,835	22,173	163,630	22,277,612	(38,071,960)	(11,027)	(1,984,169)	(17,603,741)

Imputed interest	-	-	-	-	-	-	-	16,829	-	-	-	16,829

Settlement of derivative liabilities to additional paid in capital	-	-	-	-	-	-	-	145,625	-	-	-	145,625

Reclass of related party accruals and payable								38,329

Translation Adjustment	-	-	-	-	-	-	-	-	-	(3,511)	1,819	(1,692)

Net Income									1,368,016		48,503	1,416,519

Balance, September 30, 2023	-	-	40	-	22,172,835	22,173	163,630	22,478,395	(36,703,944)	(14,538)	(1,933,847)	(15,988,131)

                   The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc. FKA (Alternative Fuels Americas, Inc.) is a holding company. The Company was incorporated in 1993 and engaged in a number of businesses until September, 2010. In October, 2010, the Company changed its name to Alternative Fuels Americas, Inc, in connection with the acquisition of a company by that name. The Company assumed its present name in March 2015, in connection with its commencement of operations in the legal cannabis market in Oregon.

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

Fifth Dimension Therapeutics, Inc. (FDT) is the entity that was formed to hold interests in psychedelic treatment facilities, with operations initially targeted for Oregon where FDT holds a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) and the Company has an irrevocable option to acquire the remaining 51% stake in FDT1 after the sunsetting in January 1, 2025 of Oregon’s residency requirements for majority ownership in entities that hold OHA issued psilocybin licenses. On September 5, 2024, the Company issued 1,000,000 shares of common stock to FDT Oregon 1 LLC owners who are also the Company’s related party to pursuant to   acquire the remaining 51% equity interest of FDT Oregon 1 LLC after January 1, 2025 per the agreement.

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

On March 6, 2024, the OHA completed its Psilocybin Service Center License Inspection and itemized three (3) facility structural/layout items that they wanted addressed/modified prior to issuing the facility license. On May 7, 2024, the Company had been awarded its license by the Oregon Health Authority to operate its Portland, Oregon psilocybin treatment center, The Sacred Mushroom. On July 2, 2024, the Company announced  that its licensed psilocybin treatment center, The Sacred Mushroom would open for business on July 5, 2024 and immediately commencing begin administering psilocybin treatments to eligible guests.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $3,139,691 for the nine months ended September 30, 2024 and net income of $1,368,016 for the nine months ended September 30, 2023. The net loss is due to the changes in derivative liabilities. At September 30, 2024 the Company has a working capital deficiency of $8,982,011 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

FDT Oregon 1, LLC (an Oregon limited liability company)

Kaya Brands International, Inc. (a Florida Corporation)

Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation) majority owned subsidiary of KBI)

Kaya Farms Greece, S.A. (a Greek Corporation) majority owned subsidiary of KBI)

·	Marijuana Holdings Americas, Inc. (a Florida corporation)

o	MJAI Oregon 1 LLC

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of September 30, 2024 , Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 1, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

During the Q2, 2024, FDT increased the authorized preferred stock from 85 to 90 shares and additional 9 shares issued to the Company which means the Company’s ownership changed to 51%. The Company still keep the majority control of Fifth Dimension Therapeutics, Inc.

Fifth Dimension Therapeutics, Inc. (FDT) holds a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) and the Company has an irrevocable option to acquire the remaining 51% stake in FDT1 after the sunsetting in January 1, 2025. On September 5, 2024, the Company issued 1,000,000 shares of common stock to FDT Oregon 1 LLC owners who are also the Company’s related party to acquire the remaining 51% equity interest of FDT Oregon 1 LLC after January 1, 2025 per the agreement.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of September 30, 2024 is $240 and $9,259 as of December 31, 2023. Inventory allowance and impairment were $0 and $0 as of September 30, 2024 and December 31, 2023, respectively.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $23,327 during the year ended December 31, 2023 compared to $93,910 during the year ended December 31, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$64,794	$—	$—
Total assets	64,794	—	—
Liabilities
Convertible debentures, net of discounts of $294,368	—	—	8,223,952
Derivative liability	—	—	3,900,734
Total liabilities	—	—	12,124,686
	$64,794	$—	$(12,124,686)
	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$29,108	$—	$—
Total assets	29,108	—	—
Liabilities
Convertible debentures, net of discounts of $742	—	—	7,436,410
Derivative liability	—	—	2,752,321
Total liabilities	—	—	10,188,731
	$29,108	$—	$(10,188,731)

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2024 and December 31, 2022:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Computer	30,713	30,713
Furniture & Fixtures	56,978	56,978
HVAC	25,000	25,000
Land	17,703	17,703
Leasehold Improvements	51,070	32,304
Machinery and Equipment	55,067	55,067
Vehicle	24,000	24,000
Total	260,531	241,765
Less: Accumulated Depreciation	(220,270)	(216,890)
Property, Plant and Equipment - net	$40,261	$24,875

Depreciation expense totaled of $3,380 and $13,611 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

NOTE 5 – NON-CURRENT ASSETS

Other assets consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Other receivable	11,137	11,047
Rent deposits	12,925	23,941
Security deposits	5,491	5,491
Total Non-current assets	29,553	40,479

During the nine months ended September 30, 2024, our other receivables decreased $90, related to changes of currency exchange rate. The decrease of the rent deposit was primarily due to the Company terminated the lease of Oregan shop and $11,016 rent deposit of MJAI was used to pay the rent.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses consisted of the following at September 30, 2024 and December 31, 2023 :

	September 30, 2024	December 31, 2023
Accounts payable	598,381	561,551
Accrued expenses	47,719	27,534
Total	646,100	589,085

NOTE 7 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 3.66% to 4.38%, volatility ranging from 162.38% to 177.45%, trading prices $0.033 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $3,900,734 at September 30, 2024 and $2,752,321 at December 31, 2023. As of September 30, 2024, the Company had six new convertible notes and two short-term non-convertible note were transferred to convertible notes after due in 2024.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			9/30/2024	12/31/2023

A	Convertible	X		10.0%	1-Jan-17	25,000	$ 25,000
B	Convertible		X	8.0%	31-Dec-26	82,391	82,391
C	Convertible		X	8.0%	31-Dec-26	41,195	41,195
D	Convertible		X	8.0%	31-Dec-26	262,156	262,156
O	Convertible		X	8.0%	31-Dec-26	136,902	136,902
P	Convertible		X	8.0%	31-Dec-26	66,173	66,173
Q	Convertible		X	8.0%	31-Dec-26	65,274	65,274
S	Convertible		X	8.0%	31-Dec-26	63,205	63,205
T	Convertible		X	8.0%	31-Dec-26	313,634	313,634
CC	Convertible	X		12.0%	1-Jan-24	110,000	100,000
KK	Convertible		X	8.0%	31-Dec-26	188,000	188,000
LL	Convertible		X	8.0%	31-Dec-26	749,697	749,697
MM	Convertible		X	8.0%	31-Dec-26	124,690	124,690
NN	Convertible		X	8.0%	31-Dec-26	622,588	622,588
OO	Convertible		X	8.0%	31-Dec-26	620,908	620,908
PP	Convertible		X	8.0%	31-Dec-26	611,428	611,428
QQ	Convertible		X	8.0%	31-Dec-26	180,909	180,909
RR	Convertible		X	8.0%	31-Dec-26	586,804	586,804
SS	Convertible		X	8.0%	31-Dec-26	174,374	174,374
TT	Convertible		X	8.0%	31-Dec-26	345,633	345,633
UU	Convertible		X	8.0%	31-Dec-26	171,304	171,304
VV	Convertible		X	8.0%	31-Dec-26	121,727	121,727
XX	Convertible		X	8.0%	31-Dec-26	112,734	112,734
YY	Convertible		X	8.0%	31-Dec-26	173,039	173,039
ZZ	Convertible		X	8.0%	31-Dec-26	166,603	166,603
AAA	Convertible		X	8.0%	31-Dec-26	104,641	104,641
BBB	Convertible		X	8.0%	31-Dec-26	87,066	87,066
DDD	Convertible		X	8.0%	31-Dec-26	75,262	75,262
EEE	Convertible		X	8.0%	31-Dec-26	160,619	160,619
GGG	Convertible		X	8.0%	31-Dec-26	79,422	79,422
JJJ	Convertible		X	8.0%	31-Dec-26	52,455	52,455
LLL	Convertible		X	8.0%	31-Dec-26	77,992	77,992
MMM	Convertible		X	8.0%	31-Dec-26	51,348	51,348
PPP	Convertible		X	8.0%	31-Dec-26	95,979	95,979
SSS	Convertible		X	8.0%	31-Dec-26	75,000	75,000
TTT	Convertible		X	8.0%	31-Dec-26	80,000	80,000
VVV	Convertible		X	8.0%	31-Dec-26	75,000	75,000
WWW	Convertible		X	8.0%	31-Dec-26	60,000	60,000
XXX	Convertible		X	8.0%	31-Dec-26	100,000	100,000
YYY	Convertible		X	8.0%	31-Dec-26	50,000	50,000
ZZZ	Convertible		X	8.0%	31-Dec-26	40,000	40,000
AAAA	Convertible		X	8.0%	31-Dec-26	66,000	66,000
BBBB	Convertible	X		12.0%	1-Mar-23	-	150,000
CCCC	Convertible	X		10.0%	1-Mar-23	-	120,000
DDDD	Convertible	X		10.0%	31-Dec-24	-	100,000
EEEE	Convertible		X	10.0%	31-Dec-26	15,000	-
FFFF	Convertible		X	10.0%	31-Dec-26	60,000	-
GGGG	Convertible		X	10.0%	31-Dec-26	150,000	-
HHHH	Convertible		X	10.0%	31-Dec-26	107,500	-
IIII	Convertible		X	10.0%	31-Dec-26	150,000	-
JJJJ	Convertible		X	10.0%	31-Dec-26	150,000	-
kkkk	Convertible		X	10.0%	31-Dec-26	175,000	-
LLLL	Convertible		X	10.0%	31-Dec-26	250,000	-

Total Convertible Debt						8,504,652	7,807,152
Less: Discount						(280,700)	(387,819)
Convertible Debt, Net of Discounts						$ 8,223,952	$ 7,419,333
Convertible Debt, Net of Discounts, Current						$ 135,000	$ 240,288
Convertible Debt, Net of Discounts, Long-term						$ 8,088,952	$ 7,179,045

FOOTNOTES FOR CONVERTIBLE DEBT ACTIVITY FOR QUARTER ENDED SEPTEMBER 31, 2024

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

On January 23, 2024, the Company received $61,200 from selling 2.4 units to CVC International LTD, including $60,000 convertible debt and 120,000 FDT shares at $0.01 per share and total value was $1,200 . Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On January 31, 2024, the Company signed an agreement with a third-party individual to transfer one non-convertible promissory note, including $15,000 principal and $300 accrual interest to purchase 0.6 unit, which included $15,000 convertible note and 30,000 FDT shares which is $0.01 per share and total value was $300. The convertible notes interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On March 12, 2024, the Company received $150,000 from selling 6 units to CVC International LTD, including $150,000 convertible debt and 300,000 FDT shares which is $0.01 per share and total value is $3,000 . Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On March 15, 2024, one of a promissory non-convertible notes was expired. The Company signed a purchase agreement with this third-party individual to purchase 4.3 units using the matured note, including $100,000 principal and $96,500 accrual interest. The 4.3 units included $107,500 convertible note and 215,000 FDT shares which is $0.01 per share and total value was $2,150. The convertible notes interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On May 1, 2024, the Company received $130,000 deposit plus $23,000 accrued interest reinvest from selling 6 units to CVC International LTD. The 6 units included $150,000 convertible debt and 300,000 FDT shares which is $0.01 per share and total value is $3,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On June 4, 2024, the Company received $150,000 deposit plus $3,000 accrual interest reinvest from selling 6 units to CVC International LTD. The 6 Units included $150,000 convertible debt and 300,000 FDT shares which is $0.01 per share and total value is $3,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On July 22, 2024, the Company received $125,000 deposit plus $53,000 accrual interest and principal reinvest from selling 7 units to CVC International LTD. The 7 Units included $175,000 convertible debt and 350,000 FDT shares which is $0.01 per share and total value is $3,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.0 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On September 13, 2024, the Company received $125,000 deposit plus $130,000 accrual interest and principal reinvest from selling 10 units to CVC International LTD. The 10 Units included $250,000 convertible debt and 500,000 FDT shares which is $0.01 per share and total value is $5,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.0 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On July 31, 2024, the Company entered into a convertible notes modification agreement with CVC to extend the due date to December 31, 2026.

NOTE 8 – NON-CONVERTIBLE DEBT

	September 30, 2024	December 31, 2023
Current non-convertible notes	9,312	124,312
Non-current non-convertible notes	500,000	500,000
Total non-convertible notes	509,312	624,312

Breakdown
Note 5	$9,312	$9,312
Note 6	500,000	500,000
Note 7	—	100,000
Note 8	—	15,000
Total non-convertible notes	$509,312	$624,312

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

(9) As of September 30, 2024 Cayman Venture Capital Fund reinvest $29,000 accrual interest of promissory notes into convertible notes and FDT stock purchases.

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

On August 20, 2024, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State increasing the number of shares of common stock that the Company is authorized to 1,500,000,000 shares and the par value changed to $0.0001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights.

On September 5, 2024 the Board of Directors approved the issuance of 3,100,000 shares of common stock to various individuals for services rendered to the Company. The shares were issued in accordance with Rule 144. The shares were valued at the market price of $0.041  per share on the date of issuance.

On September 5, 2024, the Board of Directors approved the issuance of 15,300,000 shares of common stock to the officers and directors. And another 1,000,000 shares of common stock issued to FDT Oregon 1 LLC owners who are also the Company’s related party to acquire 51% equity interest of FDT Oregon 1 LLC after January 1, 2025 per the agreement.  FDT Oregon 1 LLC was consolidated in the Company’s financial. The shares were issued in accordance with Rule 144. The shares were valued at the market price of $0.041 per share on the date of issuance.

FDT increased the authorized preferred stock from 85 to 90 shares and issued an additional 9 preferred stock to Kaya Holdings. As the result of the stock changes, the Company’s ownership of FDT changed to approximately 54%.

The Company sold 2,065,000 shares of FDT as of September 30, 2024 for $20,650. It doesn’t affect the control right of the Company.

As of September 30, 2024, there were 41,572,835 shares of common stock outstanding and 1,100,000 shares subscription payable.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 3.66% to 4.38%, volatility ranging from 162.38% to 177.45%, trading prices ranging from $0.0406 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $3,900,734 at September 30, 2024 and $2,752,321 at December 31, 2023.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Balance as of December 31, 2023	$2,752,321
Change in Derivative value	759,620
Initial derivative	388,793
Balance as of June 30, 2024	$3,900,734

The Company recorded the debt discount to the extent of the gross proceeds raised and expanded immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $388,793 and $0 for the new notes issued as of September 30, 2024 and December 31, 2023, respectively.

The Company recorded a change in the value of embedded derivative liabilities loss of $759,620 as of September 30, 2024 and a gain of $3,297,215 for the year ended December 31, 2023.

The Company reclassified derivative liabilities of $0 to additional paid in capital due to debt repayments for the nine months ended September 30, 2024 and $155,342 for year ended December 31, 2023

NOTE 11 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $280,700 and $742 as of September 30, 2024 and December 31, 2023, respectively.

The Company recorded the amortization of debt discount of $108,835 and $318,315 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and no interest accrued until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS. The remaining $250,000 is not convertible and booked in related party notes payable as of September 30, 2024.

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to monthly compensation of $25,000. Due to the liquidity of the Company, compensation was paid partially over the periods. As of March 31, 2024, the accrued compensation was approximately $500,000.   By agreement of the parties, the accrued compensation will not be paid until December 1, 2026 and has been recorded as a long-term liability. As of September 30, 2024, the Company also had $627,278 of accrued compensation due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

On July 28, 2021 the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of September 30, 2024, the Company had $138,227 due to Bruce.

In 2023, The Tudog Group, BMN Consultants, Inc, Inc and 495 Oxford Consulting, Inc which all provide services to the Company through Craig Frank and William David Jones, forgiven totally $38,329 of payable expense. The payable forgiveness were recorded as Additional paid in capital.

On September 5, 2024, the Board of Directors approved the issuance of 1,000,000 shares of common stock to FDT Oregon 1 LLC owners who are also the Company’s related party to acquire equity interest of FDT Oregon 1 LLC.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several operating leases for an office in Fort Lauderdale, Florida, the Sacred Mushromm Psilocybin Service Center in Portland, Oregon, an apartment used by Officers and Consultants for the Company in Portland, Oregon when they are working in Portland and one retail store locations in Oregon under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021 at a rate of $1,802 per month. On June 1, 2021 the lease was extended for another year and on June 1 in 2022 the lease was extended for an additional year. The current monthly payment inclusive of sales tax and operating expenses is $2,136 with right of use liabilities of $18,722. The lease was terminated on May 30, 2023. On October 1, 2023, the lease was extended for another year,and as of October 1, 2024 the Company is leasing the space on a month-to-month basis

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to April 30, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. In February 2024, the landlord and the Company agreed to terminate the lease and the Company own $8,650 rent after $5,000 against the rent deposit. As of September 30, 2024, right of use liabilities and right of use assets are all $0.

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

The Company has right-of-use assets of $83,155 and operating lease liabilities of $83,155 as of September 30, 2024. Rent expenses for the nine months ended September 31, 2024 and 2023 were $235,463 and $65,778, respectively. The big changes were due to the new lease in Oregon and per the leasing agreement, the Company issued 2,500,000 shares to the building owner which value was around $101,500.

Maturity of Lease Liabilities at September 30, 2024
Amount
2024	32,283
2025	53,805
Total lease payments	86,088
Less: Imputed interest	2,933
Present value of lease liabilities	$83,155

Leased assets	Operating Lease Liability	Remaining months	Weighted average
	As of September 30, 2024		remaining term
FDT	83,155	8	8
Total	83,155		8

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

On October 17, 2024 the Company settled the Lawsuit with P3 Distributing. Terms for the settlement require a monthly payment of $300.00 per month for 18 months with a ballon payment of $11,779.20 due at the conclusion of the payment schedule.

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

Industry Treatment Models

A recent survey of internet advertised psilocybin treatment prices in Oregon showed that initial prices for one facility range from $300 for a group microdose session and pricing of $900 to $3,500 for an individual high-dose session, with another facility pricing first-time full dose treatments at $15,000 (these prices do not include the cost of the psilocybin, which can run from $100 to $300).

KAYS believes that its facility offers a superior setting, broader activity and treatment options with pricing at or near the lower range, thereby enabling us to deliver a superior treatment experience at a much lower price than the competition, while still achieving profitability.

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

Private Treatment Rooms

Comfort focused rooms with adjustable beds, seating, and a wide range of amenities

The Global Psilocybin and Psychedelic Medicine Industry

While Oregon is currently the only State that has legalized Psilocybin for medical use with a regulatory framework in place to issue licenses for their manufacture and sale, Denver Colorado, Santa Cruz and Oakland, California, Ann Arbor, Michigan, Washington D.C., and Seattle, Washington have all decriminalized small quantities. Other activity in the U.S. include:

▪	The Connecticut legislature has begun the process toward legalizing Psilocybin centers for the treatment of veterans. Many veterans’ groups are advocating making psychedelic treatments available for veterans, particularly those with PTSD.

▪	Texas, Utah, Maryland, and Washington State have set up task forces to study the medical use of psilocybin and have funded research to explore the effects of psilocybin on certain mental health conditions.

▪	Colorado and California have ballots initiatives pending that would legalize psilocybin.

▪	The New Jersey senate is considering a bill that would legalize psilocybin to treat certain disorders.

Internationally:

▪	The Canadian government has been sued by an advocate group to force the legalization of psilocybin and other psychedelics.

▪	Australia’s medicines regulator, the Therapeutic Goods Administration, has down-scheduled MDMA and Psilocybin for controlled clinical used as part of psychotherapy in clinical settings.

▪

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

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenues

We had revenues of $3,000, for the three months ended September 30, 2024, as compared to revenues of $59,011for the three months ended September 30, 2023. The decrease in revenue is due to our close of Oregon cannabis footprint as we prepared to open our OHA State Licensed Psilocybin Treatment Center in Oregon.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2024 was $272, compared to cost of goods sold of $22,088 for the three months ended September 30, 2023. The decrease in cost of goods sold was due to lower levels of sales due to our Oregon cannabis business closing as we prepared to open our OHA State Licensed Psilocybin Treatment Center in Oregon.

Salaries and Wages

Salaries and Wages were $37,851 for the three months ended September 30, 2024 as compared to $44,732 for the three months ended September 30, 2023. The decrease in salaries and wages was due to the close of the retail cannabis shop in Oregon.

Selling, General and Administrative Expenses

Selling, general and administrative were $291,443 for the  three months ended September 30, 2024 as compared to $97,916 for the three months ended September 30, 2023.

Professional Fees

Professional fees were $813,829  for the three months ended September 30, 2024, as compared to $170,405 for the three months ended September 30, 2023

Gain or Loss on disposal of Assets

Gain on disposal of assets was $1,700 for the three months ended September 30, 2023, as compared to $0 for the three months ended September 30, 2023.

Gain lease extinguishment

The gain on lease extinguishment was $0 for the three months ended September 30, 2023, as compared to $219,006 for the three months ended September 30, 2023.

Interest Expense

Interest expense and debt amortization expense increased to $189,726 for the three months ended September 30, 2024 from $165,774 for the three months ended September 30, 2023.

Amortization of Debt Discount

Amortization of debt discount was $82,040 for the three months ended September 30, 2024, as compared to $68,762 for the three months ended September 30, 2023.

Change in Fair Value of Embedded Derivative Liabilities

Change in fair value of embedded derivative liabilities was a loss of $1,084,865 for the three months ended September 30, 2024 compared to an income of $2,302,249 for the three months ended September 30, 2023. These changes were due to the extension of due date used in the derivative calculations.

Other Income/(Loss)

Other income was $0 for the three months ended September 30, 2024 as compared to an income of $90,423 for the three months ended September 30, 2023.

Net Income (Loss)

We incurred net loss of $2,495,327  for the three months ended September 30, 2024, as compared to net income of $2,095,742 for the three months ended September 30, 2023. The majority of our loss during the three-month period ending September 30, 2024 was a result of the derivative liabilities associated with our Convertible Debt and a decrease in our stock price as well as the maturity term extension used in the derivative calculations. The non-controlling interest for the three months ended September 30, 2024 and 2023 was a loss of $38,236 and an income  of $62,117 respectively.

Nine months ended September 30, 2024 compared to nine months ended September 30, September 30, 2023

Revenues

We had revenues of $31,009 for the nine months ended September 30, 2024 as compared to revenues of $162,372 for the nine months ended September 30, 2023. The decrease in revenue is due to our closing of Oregon cannabis shop as we worked to open our OHA State Licensed Psilocybin Treatment and Production Facility in Oregon.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2024 was $13,678 compared to cost of goods sold of $58,402 for the nine months ended September 30, 2023. The decrease in cost of goods sold was due to lower levels of sales due to the closing of our remaining Oregon cannabis shop as we worked to open our OHA State Licensed Psilocybin Treatment Facility in Oregon.

Salaries and Wages

Salaries and Wages decreased to $126,934 for the nine months ended September 30, 2024 as compared to $140,871 for the nine months ended September 30, 2023. The decrease in salaries and wages was due to the closing of Oregon cannabis shop.

Selling, General and Administrative Expenses

Selling, general and administrative increased to $555,014  for the  nine months ended September 30, 2024 as compared to $324,750 for the nine months ended September 30, 2023. The increase was primarily due to the opening of the brand-new psilocybin treatment center in Portland.

Professional Fees

Professional fees were $1,173,601 for  the nine months ended September 30, 2024 as compared to $563,670 for the nine months ended September 30, 2023. The increase in professional fees was primarily related to the brand-new psilocybin treatment center opening related consulting expenses.

Gain or Loss on Impairment of Assets

Gain on impairment of assets was $1,700 for the nine months ended September 30, 2024, as compared to $0 for the nine months ended September 30, 2023, which included the disposal of some fully depreciated fixed assets.

Gain on Lease Extinguishment

Gain on lease extinguishment was $0 for the nine months ended September 30, 2024, as compared to $151,082 for the nine months ended September 30, 2023.

Interest Expense

Interest expense rose to $539,619 for the nine months ended September 30, 2024 from $484,106 for the nine months ended September 30, 2023.   The increase was related to an increase in debt incurred over the past 9 months for our operations.

Amortization of Debt Discount

Amortization of debt discount was $108,835 for the nine months ended September 30, 2024, as compared to $318,315 for the nine months ended September 30, 2023.

Change in Fair Value of Embedded Derivative Liabilities

The change in fair value of embedded derivative liabilities was a loss of $759,620 for the nine months ended September 30, 2024 compared to an income of $2,535,936 for the nine months ended September 30, 2023.

Net Income attributed to Kaya Holdings Inc.

We had net loss of $3,139,691 for the nine  months ended September 30, 2024 as compared to net income of $1,368,016 for the nine months ended September 30, 2023.

The majority of our loss during the nine months ended September 30, 2024 was a result of the decrease of the stock price and the extension of the maturity date which result in higher change in derivative liabilities expense. The non-controlling interest for the nine months ended September 30, 2024 and September 30, 2023 was a loss of $104,106 and an income of $48,503 respectively.

Liquidity and Capital Resources

During the third quarter of 2024 our cash position increased by $35,686 to $64,794 and our negative working capital deficit was $8,999,190.

As of September 30, 2024, our working capital consisted of cash of $64,794, inventories of $240 and prepaid expenses of $26,549 as compared to cash of $29,108, inventories of $9,259 and prepaid expenses of $58,588, as of December 31, 2023.

Our current liabilities include accounts payable and accrued expenses of $646,100,  accounts payable and accrued expenses-related parties of $754,557, accrued interest of $2,659,752, current portion of lease liability of $83,155, potential tax liability of $902,163, convertible notes payable-net of discount of $135,000, notes payable of $9,312 and derivative liabilities of $3,900,734, as compared to accounts payable and accrued expenses of $589,085, accounts payable and accrued expenses-related parties of $514,972, accrued interest of $2,369,015, current portion of lease liability of $30,885, potential tax liability of $899,344, convertible notes payable- net of discount of $125,000, notes payable of $124,312 and derivative liabilities of $2,752,321 as of December 31, 2023.

Financing Transactions

On July 22, 2024, the Company received $125,000.00 of capital from the Institutional Investor. The $125,000 (along with $53,000 in interest that was owed the Investor) was invested in a private placement.

On September 13, 2024, the Company received $125,000.00 of capital from the Institutional Investor. The $125,000 (along with $130,000 in interest and Principal that was owed the Investor) was invested in a private placement.

Change in Fair Value of Embedded Derivative Liabilities

The change in fair value of embedded derivative liabilities was a loss of $759,620 for the nine months ended September 30, 2024 compared to an income of $2,535,936 for the nine months ended September 30, 2023.

Net Income attributed to Kaya Holdings Inc.

We had net loss of $3,081,512 for the nine months ended September 30, 2024 as compared to net income of $1,368,016 for the nine months ended September 30, 2023.

The majority of our loss during the nine months ended September 30, 2024 was a result of the decrease of the stock price and the extension of the maturity date which result in higher change in derivative liabilities expense. The non-controlling interest for the nine months ended September 30, 2024 and September 30, 2023 was a loss of $104,105 and an income of $48,503 respectively.

Liquidity and Capital Resources

During the third quarter of 2024 our cash position increased by $35,686 to $64,794 and our negative working capital deficit was $8,982,010.

As of September 30, 2024, our working capital consisted of cash of $64,794, inventories of $240 and prepaid expenses of $26,549 as compared to cash of $29,108, inventories of $9,259 and prepaid expenses of $58,588, as of December 31, 2023.

Our current liabilities include accounts payable and accrued expenses of $646,100, accounts  payable and accrued expenses-related parties of $754,557, accrued interest of $2,659,752, current portion of lease liability of $83,155, potential tax liability of $902,163, convertible notes payable-net of discount of $135,000, notes payable of $9,312 and derivative liabilities of $3,900,734, as compared to accounts payable and accrued expenses of $589,085, accounts payable and accrued expenses-related parties of $514,972, accrued interest of $2,369,015, current portion of lease liability of $30,885, potential tax liability of $899,344, convertible notes payable- net of discount of $125,000, notes payable of $124,312 and derivative liabilities of $2,752,321 as of December 31, 2023.

Financing Transactions

On July 22, 2024, the Company received $125,000.00 of capital from the Institutional Investor. The $125,000 (along with $53,000 in interest that was owed the Investor) was invested in a private placement.

On September 13, 2024, the Company received $125,000.00 of capital from the Institutional Investor. The $125,000 (along with $130,000 in interest and Principal that was owed the Investor) was invested in a private placement.

Use of Proceeds

The proceeds from financing transactions that the Company has and may enter into will be used for general working capital to fund our growth plan, including the development of our Oregon psilocybin business and development of its international projects in Greece.

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

Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

No Employee Stock Plan Issuances were issued during the period, but a total of 19,400,000 restricted shares were issued as follows:

4,000,000 shares to Craig Frank, KAYS CEO and Chairman of the Board, 1,000,000 shares to each of Carrie Schwarz and Mitchell Chupak (our Independent Directors), 5,600,000 shares to Consultants and Professional Service Providers, 1,300,000 shares to Board Members of Fifth Dimension Therapeutics, Inc (KAYS Majority owned subsidiary), 1,000,000 shares for the pending acquisition of the remaining 51% of FDT Oregon 1, LLC (the entity that holds the OHA License to operate The Sacred Mushroom Psilocybin Service Center in Portland, Oregon), 2,500,000 shares in partial satisfaction of our Lease for The Sacred Mushroom Service Center and 1,500,000 shares to each of Chad Craig and Bryan Arnold (The Operations Manager and Lead Facilitator of The Sacred Mushroom Service Center).

The 2,500,000 shares in partial satisfaction of our Lease were issued with a leakout provision that allows for the sale of 250,000 shares pursuant to Rule 144 every six months between October 1, 2024 and April 1, 2029.

The 1,500,000 shares issued to Chad Craig and 1,500,000 issued to Bryan Arnold (The Operations Manager and Lead Facilitator of The Sacred Mushroom Service Center, respectively) each were issued with a restriction that they cannot be sold until after September 30, 2027 unless approved by the Company.

All of the above shares were issued with a cost basis of $0.02 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of September 30, 2024. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024.. In making this assessment, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of September 30, 2023. is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of September 30, 2024.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2024. (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of September 30, 2024, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended September 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 17, 2024 the Company settled the Lawsuit with P3 Distributing. Terms for the settlement require a monthly payment of $300.00 per month for 18 months with a ballon payment of $11,779.20 due at the conclusion of the payment schedule.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please see Note 7 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report with respect to unregistered sales of securities during the three months ended September 30, 2023.

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

Dated: November 22, 2024

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)