Form 10-K
period 2024-12-31
Kaya Holdings, Inc.
filed 2025-04-29
CIK 1530746

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File No. 333-177532

KAYA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0898007
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21218 St. Andrews Blvd, #300

Boca Raton, FL 33433

(Address of principal executive offices)

(954)-480-1270

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

[ ] Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 479,322.98 as of June 28, 2024, based on the closing price on such date of $0.033 of the Company’s common stock on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 41,572,835 shares of common stock outstanding as of April 16, 2025.

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

As used in this Annual Report on Form 10-K (the “ Annual Report ”), the terms “ KAYS ,” “ the Company ,” “ we,” “ us ” and “ our ” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business.

Overview

Kaya Holdings, Inc is a holding company focusing on wellness and mental health through operations in psychedelic treatment clinics, medical and recreational cannabis, and CBD products.

In 2014, KAYS became the first US public company to own and operate a medical cannabis dispensary in the United States and has again broken ground with the licensing and opening in August 2024 of The Sacred Mushroom Psychedelic Treatment Center in Portland, Oregon. KAYS is operating The Sacred Mushroom as part of its Fifth Dimension Therapeutics, Inc. subsidiary (“FDT”), which also intends to work cooperatively with select pharmaceutical companies to maximize the curative and therapeutic potential of psilocybin.

KAYS has approximately ten years of operational experience as a vertically integrated legal cannabis enterprise both operating legal marijuana dispensaries, as well as cultivation and manufacturing facilities. During the ten years of cannabis operations the Company has produced, distributed, and/or sold a full range of premium cannabis products including flower, oils, vape cartridges and cannabis infused confections, baked goods and beverages through a fully integrated group of subsidiaries supporting highly distinctive brands.

In late 2019 the Company determined that US Federal cannabis legalization was not likely to come to fruition anytime soon and began to explore overseas opportunities for cannabis operations. The Company currently has one retail cannabis license in Oregon and two medical marijuana production and processing licenses in Greece.

In addition, with respect to the pending legalization of psilocybin treatments in Oregon and their potential therapeutic value for treatment-resistant mental health disorders, we began to explore opportunities in the psychedelic treatment space in order to expand our business operations.

In November 2020, Oregon became the first state in the United States to legalize and license the supervised use of psilocybin, and in January 2023, the Oregon Health Authority (the “OHA”) began accepting applications for licenses for facilitators who would be authorized to operate psilocybin treatment clinics, psilocybin manufacturing and testing operations and clinics where clients would be able to obtain psilocybin treatment services. The OHA had also launched licensing of Oregon’s legal cannabis program in 2014, giving KAYS critical experience in comprehending and complying with OHA mandates.

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

In March 2023, Bryan Arnold (our longest serving Oregon employee) completed the OHA certified psilocybin education program and became came one of the first 18 program graduates to obtain Psilocybin Facilitator certification in Oregon. Mr. Arnold also obtained a Facilitation License from the OHA, which authorizes him to oversee up to five psilocybin treatment facilities and one psilocybin treatment facility. The Company expects to enroll additional potential candidates in the program as we grow our psychedelic treatment operations.

In November, 2023, the Company filed a license application with the OHA for the licensure of The Sacred Mushroom an approximately 11,000 square foot psychedelic treatment center located in Portland, Oregon which the Company intends to operate as its flagship psychedelic treatment facility.

We received our license for our psilocybin treatment facility from the OHA in April 2024 and began providing treatments in September 2024. It is our understanding is that we are the first US Public Company to own and operate a US based licensed Psychedelic Treatment Facility.

In April 2025, we suspended payroll to our employees due to capital constraints and we are evaluating the operational structure of the facility with a view to restructuring operations in order to generate greater revenues.

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

In April 2025, we suspended payroll to our employees due to capital constraints and we are evaluating the operational structure of the facility with a view to restructuring operations in order to generate greater revenues.

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

Private Treatment Rooms

Comfort focused rooms with adjustable beds, seating, and a wide range of amenities

The United States Psilocybin and Psychedelic Medicine Industry

Oregon and Colorado are currently the only two states that have legalized Psilocybin for use within a regulatory framework.

Oregon is the most mature market but Colorado is moving closely behind it and is in process of licensing facilitators and As of the date of this filing Colorado has completed their licensing framework for Psilocybin Access and is in process of processing applications and licensing Colorado Psilocybin Facilitators in a framework similar to the Oregon Model. The Sacred Mushroom is working with a Portland, Oregon training program that is approved by the Colorado Psilocybin Licensing Program, and is utilizing The Sacred Mushroom’s Psilocybin Service Center as a practicum site for the completion of facilitator training prior to licensing.

There are four steps to the psilocybin therapeutic model in Colorado: assessment, preparation, administration and integration. First, an interested participant will go through a screening process to determine if they are a good fit for psychedelic therapy and the type of facilitator they would work best with. The participant then meets with their facilitator to learn about the administration process, set goals for their session and develop a safety plan.

Then, the facilitator will administer psilocybin at a licensed service center, overseeing the session and supporting the participant throughout. An administration session can last five hours or longer. The participant will meet with their facilitator again after their session to “integrate insights and learnings from the psilocybin experience into daily life” and make plans for future support needed.

Participants will primarily take psilocybin at a healing center, but the law will also permit clinical facilitators to offer psilocybin services at their existing practice, a retreat model where participants may stay overnight and reflect on their experiences for several days, and at-home administration with additional safety measures in place.

In addition to Oregon and Colorado, California and Washington State are moving towards the same type of license usage framework, and other states have approved decriminalization, currently allow medical research or have legislation in different stages of progress as denoted in the table below:

Current psychedelic legal status by state
State	Legal status
Alabama	No state legislation
Alaska	Active legislation in progress
Arizona	Inactive/failed legislation attempts
Arkansas	No state legislation
California	Local reforms to support decriminalization
Colorado	Legalized
Connecticut	Medical research/trials ongoing
Delaware	No state legislation
Florida	Inactive/failed legislation attempts
Georgia	Inactive/failed legislation attempts
Hawaii	Medical research/trials ongoing
Idaho	No state legislation
Illinois	Active legislation in progress
Indiana	Active legislation in progress
Iowa	Inactive/failed legislation attempts
Kansas	No state legislation
Kentucky	Medical research/trials ongoing
Louisiana	No state legislation
Maine	Active legislation in progress
Maryland	Medical research/trials ongoing
Massachusetts	Local reforms to support decriminalization
Michigan	Active legislation in progress
Minnesota	Medical research/trials ongoing
Mississippi	No state legislation
Missouri	No state legislation
Montana	Inactive/failed legislation attempts
Nebraska	No state legislation
Nevada	Medical research/trials ongoing
New Hampshire	Inactive/failed legislation attempts
New Jersey	Reduced penalty
New Mexico	Judicial exceptions
New York	Active legislation in progress
North Carolina	Active legislation in progress
North Dakota	No state legislation
Ohio	Inactive/failed legislation attempts
Oklahoma	No state legislation
Oregon	Legalized
Pennsylvania	Inactive/failed legislation attempts
Rhode Island	Inactive/failed legislation attempts
South Carolina	No state legislation
South Dakota	No state legislation
Tennessee	No state legislation
Texas	Medical research/trials ongoing
Utah	Medical research/trials ongoing
Vermont	Active legislation in progress
Virginia	Inactive/failed legislation attempts
Washington	Medical research/trials ongoing
West Virginia	Inactive/failed legislation attempts
Wisconsin	No state legislation
Wyoming	No state legislation

Source: Psychedelic legalization & Decriminalization Tracker from Psychedelic Alpha, which collaborated with UC Berkley Center for the Science of Psychedelics and Calyx Law to provide this data

(https://psychedelicalpha.com/data/psychedelic-laws)

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

Employees

As of the date as of this Report, our Oregon operations have 2 full-time employees, consisting of Chad Craig, the Senior Vice President of Oregon Operations and Bryan Arnold, Vice President of KAYS Subsidiary Fifth Dimension Therapeutics, Inc. and Lead Facilitator of the Sacred Mushroom Psychedelic Treatment Center. Additionally, we engage part time employees for support staff and facility maintenance, licensed psilocybin facilitators that are paid as independent contractors to conduct psilocybin facilitation sessions and consultants to assist with daily duties and business implementation and execution. Additional employees will be hired and other consultants engaged in the future as we execute our business plan.

Item 1A. Risk Factors.

We have a relatively short operating history in our current business upon which investors can evaluate our future prospects.

The Company was incorporated in 1993 and has engaged in a number of businesses as both a private and as a publicly held company.

KAYS’s legal medical and recreational marijuana business (which it has focused on in Oregon since 2014 and in Greece since 2020) has not generated sufficient revenue to enable the Company to achieve profitability. In addition, the overall US market for legal marijuana has not been as robust as anticipated because of the lack of legalization on a federal level. Accordingly, we have recently reduced our US retail operations and expanded into establishing a psilocybin therapy and treatment center in Portland, Oregon where such treatment has recently been legalized. However, our psilocybin treatment center (which was licensed by the Oregon Health Authority (“OHA”) In April 2024 and began providing treatments in September, 2024) has only generated only limited revenues to date. In April 2025, we suspended payroll to our employees due to capital constraints and we are evaluating the operational structure of the facility with a view to restructuring operations in order to generate greater revenues.

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

During the years ended December 31, 2023, and December 31, 2022 and the nine months ended September 30, 2024 and September 30, 2023, we raised approximately $615,000, $370,000, $872,500  and $455,000, respectively, through a series of private debt and equity offerings to finance operations.

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

In April 2025, we suspended payroll to our employees due to capital constraints and we are evaluating the operational structure of the facility with a view to restructuring operations in order to generate greater revenues.

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

The Company’s business plan anticipates that operations will undergo expansion in 2025 and beyond. This expansion will require the Company to manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

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

We have borrowed and may be required to borrow funds in the future.

If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of the Company’s stockholders. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Currently the Company has limited assets which could be used as collateral in obtaining future borrowings. Because of the Company’s inability to provide lenders with collateral and a limited history of successful operations, the Company may not be successful in its efforts to obtain additional funds though borrowings and as a result may not be able to fund required costs of operations.

Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.

A general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine and between Israel and Hamas, disruptions in the banking system and financial markets, pandemic, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. Our vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

Risks Related to our Status as a Public Company

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act `Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going con

Risks Related to our Common Stock

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

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact KAYS’s common stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	boiler room practices involving high pressure sales tactics and unrealistic price projections by salespersons;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our Company’s industry;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for the common stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the common stock. If securities analysts do not cover the common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

The principal non-affiliated stockholder of KAYS holds 4,000,000 shares of common stock and 20 shares of Series D Convertible Preferred Stock. Additionally, our CEO owns 6,113,345 shares of common stock and 20 shares of Series D Convertible Preferred Stock. Each Series D Preferred Share votes as 1% of the issued and outstanding common shares on an as converted, fully diluted basis. There are presently 41,572,835 shares of common stock outstanding, so factoring in the conversion of these Series D Preferred Shares means that these two parties have approximately 54% of votes on matters presented to stockholders.

Accordingly, these two individuals are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The conversion of the 40 shares of KAYS’ outstanding Series D Preferred stock by the CEO and an unrelated third-party stockholder would result in the issuance of an additional 27,715,222 shares of KAYS’ common stock, (without taking into effect the conversion into shares of KAYS common stock of any or all outstanding convertible debt described in this prospectus). Accordingly, such market overhang could adversely impact the market price of the common stock.

 KAYS has 40 shares of Series D Convertible Preferred Stock outstanding, 20 shares of which are held by our CEO and 20 of which are held by an unrelated third-party stockholder. These preferred shares can be converted into a total of 27,715,222 shares of KAYS common stock which would result in substantial dilution if converted.

Additionally, as of the date of this filing the Company has convertible debt of approximately $8,079,652 principal amount (without taking into effect the accrued interest which could also be converted) which can be converted into KAYS stock at $0.08 per share (with certain ratchet provisions that would allow stock to be issued at lower prices in event of market reductions in the price of KAYS stock, with a minimum conversion price of $0.02 per share), subject to certain ownership volume limitations and could result in further substantial dilution if all converted.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We may also issue additional shares of our securities that are convertible into or exercisable for common stock, as the case may be, in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of common stock may create downward pressure on the value of our securities. There can be no assurance that we will not be required to issue additional shares of common stock, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which our shares may be valued or are trading in a public market.

We have agreed to indemnify our officers and directors and a Key Consultant against lawsuits to the fullest extent of the law.

KAYS is a Delaware corporation. Delaware law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Our organizational documents provide for this indemnification to the fullest extent permitted by law. This may result in a major cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers.

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

Item 2. Properties.

The Sacred Mushroom Psychedelic Treatment Center occupies approximately 11,000 square feet of leased space (the entire seventh floor) in the gentrifying Old Chinatown area of downtown Portland, Oregon. provides guests with access to private treatment rooms, group session areas, and activity zones with movement, listening stations, journaling chairs, and art expression for distinctive, effective, and positive psilocybin treatments. The setting and space are designed to deliver the ultimate in safe, comfortable, and relaxing psychedelic treatments.

KAYS also leases a work apartment for Craig Frank and other Company personnel in Portland, Oregon, for visiting personnel who are in Oregon in connection with the Company’s operations in that state.

KAYS currently leases a modest corporate office of less than 1,000 square feet in Fort Lauderdale, Florida for use by Craig Frank, KAYS Chief Executive Officer and other Company personnel. However, in during the first quarter of 2025, the Company closed this office due to the increased amount of time spent in Oregon by our CEO and increased capital needs in other areas of operations.

Item 3. Legal Proceedings.

From time-to-time KAYS may be party to various legal proceedings in the ordinary course of business. Please see paragraphs below for results of legal proceedings during 2024 and 2023.

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

Holders of Our Common Stock

As of the date of this Annual Report, we had 41,572,835 shares of common stock issued and outstanding and approximately 652 holders of record of our common stock.

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

Recent Sales of Registered and Unregistered Securities (includes common stock, preferred stock, convertible debt and debt issuances/cancellations)

On January 20, 2024, the Company commenced a private placement offering (the “2024 Private Placement”) of Units (“Units”) at a price of $25,500 per Unit. Each Unit consisted of a 10% two-year promissory note of the Company in the original principal amount of $25,000 and 50,000 shares of common stock of Fifth Dimension Therapeutics, Inc. (“FDT”) for $500. Each note is convertible at the option of the holder at any time prior to maturity, into (a) shares of common stock of KAYS on terms comparable to those of our outstanding prevailing notes at time of conversion; or (b) in the event FDT, our majority owned subsidiary completes a public offering, shares of FDT common stock at a 20% discount to the offering price.

On January 23, 2024, CVC International Ltd. (the “Investor”) purchased 2.4 Units in the 2024 Private Placement for $61,200.000 Pursuant to the terms of the 2024 Private Placement, the Investor was issued a $60,000 note and 120,000 shares of common stock of FDT.

On January 31, 2024, the holder of the $15,000 10% promissory note issued in December 2023, applied the principal amount of $15,000 and $300 of accrued interest on the promissory note to the purchase of .6 Units in the 2024 Private Placement. Pursuant to the terms of the 2024 Private Placement, the purchaser was issued a $15,000 note and 30,000 shares of common stock of FDT.

On March 12, 2024, the Investor purchased an additional 6 Units in the 2024 Private Placement for $153,000. The price paid included $150,000 in new capital and $3,000 in accrued interest on a prior promissory note held by the Investor which was applied to the purchase price. Pursuant to the terms of 2024 Private Placement, the Investor was issued a $150,000 note and 300,000 shares of common stock of FDT.

On March 15, 2024, the holder of the $100,000 promissory note issued in August 2023, applied the principal amount of $100,000 and $9,650 of accrued interest on the note to the purchase of 4.3 Units in the 2024 Private Placement. Pursuant to the terms of the 2024 Private Placement, the holder received a $107,500 note and 215,000 shares of common stock.

On May 1, 2024, the Investor purchased an additional 6 Units in the 2024 Private Placement for $153,000. The price paid included $130,000 in new capital and $23,000 in accrued interest and principal on a prior promissory note held by the Investor which was applied to the purchase price. Pursuant to the terms of the 2024 Private Placement, the Investor received a $150,000 note and 300,000 shares of common stock of FDT.

On June 4, 2024, the Investor purchased an additional 6 Units in the 2024 Private Placement for $153,000. The price paid included $150,000 in new capital and $3,000 in accrued interest and principal on a prior promissory note held by the Investor which was applied to the purchase price. Pursuant to the terms of the 2024 Private Placement, the Investor received a $150,000 note and 300,000 shares of common stock of FDT.

On July 22, 2024, the Investor purchased an additional 7 Units in the 2024 Private Placement for $178,000. The price paid included $125,000 in new capital and $53,500 in accrued interest and principal on a prior promissory note held by the Investor which was applied to the purchase price. Pursuant to the terms of the 2024 Private Placement, the Investor received a $175,000 note and 350,000 shares of common stock of FDT.

On September 13, 2024, the Investor purchased an additional 10 Units in the 2024 Private Placement for $255,000. The price paid included $125,000 in new capital and $130,000 in accrued interest and principal on a prior promissory note held by the Investor which was applied to the purchase price. Pursuant to the terms of the 2024 Private Placement, the Investor received a $150,000 note and 500,000 shares of common stock of FDT.

On October 29, 2024, the Investor purchased an additional 10 Units in the 2024 Private Placement for $255,000. The price paid included $125,000 in new capital and $130,000 in accrued interest and principal on a prior promissory note held by the Investor which was applied to the purchase price. Pursuant to the terms of the 2024 Private Placement, the Investor received a $150,000 note and 500,000 shares of common stock of FDT.

On December 14, 2024, the Investor purchased an additional 10 Units in the 2024 Private Placement for $255,000. The price paid included $100,000 in new capital and $155,000 in accrued interest and principal on a prior promissory note held by the Investor which was applied to the purchase price. Pursuant to the terms of the 2024 Private Placement, the Investor received a $150,000 note and 500,000 shares of common stock of FDT.

The Company issued the foregoing securities pursuant to the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenues

We generated revenues from continuing operations of $7,134 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. These revenues were primarily related to the early-stage development of our Psychedelic Medicine business, including The Sacred Mushroom™ facility in Portland, Oregon.

Revenues from discontinued operations, which reflect our former cannabis retail business under Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), totaled $28,009 in 2024, compared to $196,294 in 2023. The significant decrease in discontinued revenues was due to the closure of our last remaining retail dispensary in Oregon during the first half of 2024, in line with our strategic shift away from the U.S. cannabis retail market. As a result, MJAI was classified as a discontinued operation for the year ended December 31, 2024.

Cost of Sales

Cost of sales from continuing operations was $7,500 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023, reflecting the initial launch phase of our Psychedelic Medicine business.

Cost of sales from discontinued operations, related to our former retail cannabis business under MJAI, was $13,406 for 2024, compared to $81,345 for 2023. The year-over-year decrease corresponds with the closure of MJAI’s dispensary operations during the first half of 2024 and the resulting wind-down of cannabis-related retail activity.

Operating Expenses

General and administrative expenses from continuing operations were $605,388 for the year ended December 31, 2024, compared to $269,772 in 2023. Salaries and wages from continuing operations totaled $31,320 in 2024, compared to $0 in 2023. General and administrative expenses from discontinued operations were $36,648 in 2024, compared to $127,190 in 2023. Salaries and wages from discontinued operations totaled $132,031 in 2024, compared to $209,433 in 2023. The year-over-year changes primarily reflect the wind-down of MJAI’s cannabis retail operations and the pre-opening expenses associated with the launch of The Sacred Mushroom™ facility.

Professional fees from continuing operations were $1,384,954 for the year ended December 31, 2024, compared to $752,973 in 2023. Professional fees from discontinued operations totaled $0 in 2024 and $0 in 2023. The overall increase in professional fees was primarily driven by stock-based compensation issued during 2024.

After giving effect to all of the foregoing, operating expenses from continuing operations were $2,021,662 for the year ended December 31, 2024, compared to $1,022,745 for the year ended December 31, 2023. Operating expenses from discontinued operations totaled $168,679 in 2024, compared to $336,623 in 2023. Correspondingly, the Company recorded an operating loss from continuing operations of $2,022,028 in 2024, compared to $1,022,745 in 2023. Operating loss from discontinued operations was $154,076 in 2024, compared to $221,674 in 2023.

Interest expense

Interest expense from continuing operations was $738,290 for the year ended December 31, 2024, as compared to $665,427 for the year ended December 31, 2023, reflecting a slight increase of additional debt incurred in 2024. Interest expense from discontinued operations was $0 and $0 for the years ended December 31, 2024 and 2023.

Net Income (Loss)

After giving effect to an operating loss of $2,022,028, interest expense of $738,290, amortization of debt discount of $119,029, gain on sale of the license of $1,700, other income of $3,614, and change in derivative liabilities income of $813,922 arising from the decrease of our stock prices which increased the volatility factors used in the derivative calculations. Net loss from discontinued operations for the same period was $162,441, which includes the results of MJAI’s cannabis retail business prior to its closure in Q2 2024.We had net loss from non-controlling interest of $141,696 for the year ended December 31, 2024. Additionally, the Company has accrued a tax liability of $902,166 related to potential taxes due under the IRS Code 280E.

This compares to a net income from non-controlling interest of $26,794 for the year ended December 31, 2023, after giving effect to an operating loss of $1,022,745, interest expense of $665,427, amortization of debt discount of $387,072, and gain on sales of land $177,883, offset by gain from a change in derivative liabilities expense of $3,297,215 and other income of $100,072. Net income from discontinued operations was $136,565, and from non-controlling interest net income was $26,794, during the year ended as December 31, 2023. The net loss attributable to the Company for 2024 was $2,080,856 and net income attributable to the Company for 2023 was $1,609,697.

Liquidity and Capital Resources

During 2024 our cash position increased by $10,560 to $10,778 and our negative working capital deficit was $8,035,323.

As of December 31, 2024, our working capital consisted of cash of $39,668, inventories of $90 and prepaid expenses of $28,180 as compared to cash of $29,108, inventories of $9,259 and prepaid expenses of $58,588 as of December 31, 2023.

Our current liabilities include accounts payable and accrued expenses of $631,963, accounts payable and accrued expenses-related parties of $869,864, accrued interest of $ 3,005,107, current portion of lease liability of $52,574, tax liability of $902,166, convertible notes payable- net of discount of $135,000, notes payable of $9,312 and derivative liabilities of $2,497,275 as of December 31, 2024. As compared to current liabilities include accounts payable and accrued expenses of $589,085, accounts payable and accrued expenses-related parties of $514,972, accrued interest of $2,369,015, current portion of lease liability of $30,885, tax liability of $899,344, convertible notes payable- net of discount of $125,000, notes payable of $124,312 and derivative liabilities of $2,752,321 as of December 31, 2023.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2024 and 2023:

	Year Ending December 31, 2024	Year Ending December 31, 2023
Net cash used in operating activities	$(830,820)	$(1,182,364)
Net cash provided by investing activities	4,012	812,859
Net cash provided by financing activities	1,004,107	245,000
Effects of currency translation on cash and cash equivalents	(4,298)	(1,282)
Net cash used in operating activities from discontinued operations	(162,441)	136,565
Net increase in cash	$10,560	$10,778

Cash Used in Operating Activities

During 2024, from continuing operations, we had cash of $830,820 used in operating activities, as compared to cash used in operations of $1,182,364 in 2023. From discontinued operations, we had cash of 162,441 used in and $136,565 provided by operating activities during the year ended December 31, 2024 and 2023, respectively.

Cash Provided by (Used in) Investing Activities

During 2024, we had cash of $4,012 provided by investing activities, as compared to $812,859 provided by investing activities in 2023. Cashflow in 2024 decreased due to retail business closed in Oregon.

Cash Provided by Financing Activities

During 2024, $1,557,500 of notes payable was issued and $553,392 of convertible notes were paid off, as compared to $615,000 of notes payable was issued and $370,000 of convertible notes were paid off in 2023.

Additional Capital

At December 31, 2024, we had cash of $39,668 and a working capital deficiency of $8,035,323 as compared to cash of $29,108 and a working capital deficiency of $7,307,979 at December 31, 2023.

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

In April 2025, we suspended payroll to our employees due to capital constraints and we are evaluating the operational structure of the facility with a view to restructuring operations in order to generate greater revenues.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Our deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

Provision for Income Taxes

We recorded a provision for income taxes of $0 from continuing operations and $8,365 from discontinued operations for the year ended December 31, 2024, compared to $0 from continuing operations and $23,327 from discontinued operations for the year ended December 31, 2023. Although we have net operating losses that we believe are available to offset this tax liability, it arises under Section 280E of the Internal Revenue Code due to our cannabis-related operations. As a conservative measure, we have accrued this liability in connection with our discontinued business.

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

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 16 in the consolidated financial statements, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

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

See the Index of Consolidated Financial Statements on page F-1 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Disclosure controls and procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of December 31, 2024. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

The Company’s Chairman and President, who is our principal, executive, financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s Chairman and President, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of December 31, 2024, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of December 31, 2024.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2024 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	Lack of controls over related party transactions: As of December 31, 2024, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the fourth quarter of the year ended December 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Craig Frank	64	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Director
Mitchell Chupak	70	Director

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 14.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and acting Chief Financial Officer, who is our sole executive officer, for the years ended December 31, 2024 and December 31, 2023.

SUMMARY COMPENSATION TABLE

Name and principal position	Year		Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Frank CEO/Acting CFO	2024	4	$300,000		4,000,000	0	0	0	0	$300,000 (1)
	2023		$300,000		1,500,000 (3)	0	0	0	0	$300,000 (2)

(1)	Mr. Frank’s compensation for 2024 was a total of $122,250 paid in cash and $77,750 in accruals.

(2)	Mr. Frank’s compensation for 2023 was a total of $194,273 paid in cash and $105,727 in accruals.

(3)	Represents “restricted ” shares of our common stock valued at $0.04 per share.

Mr. Frank's compensation was paid to The Tudog Group, Inc., of which Mr. Frank is the Chairman and a principal.

Employment and Consulting Agreements

The Company is currently not a party to any employment agreement with its executive officers. The Company compensates Craig Frank, its Chief Executive Officer and acting Chief Financial Officer, for his services at the rate of $25,000 per month through a consulting arrangement with Tudog International Consulting (“Tudog”) of which firm Mr. Frank is Chairman and a Principal. Due to the liquidity of the Company, the monthly payments to Tudog accrue and are paid subject to available cash flow.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

Our non-employee directors are compensated with the issuance of restricted common stock in amounts determined annually by the board of directors. During the year ended December 31, 2023, no shares were issued to our Directors. In 2024 we issued to both Carrie Schwarz(who resigned as a director in April 2025) and Mitchell Chupak (our two non-employee directors) 1,000,000 shares of restricted stock each for their work in 2023 and through August 31, 2024.

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

As of December 31, 2024 awards covering 4,550,000 shares have been issued under the Plan and 450,000 shares of common stock were available for issuance under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock by each director and executive officer, by all directors and executive officers as a group and by each other person known by us to beneficially own 5% or more of our common stock as of the date of this Annual Report. The address of each such person is c/o the Company21218 St. Andrews Blvd., #300, Boca Raton, FL 33433.

Name and Address of Beneficial Owner and Directors and Executive officers:	Number of Shares of Common Stock	Number of Shares of Preferred Stock	Percentage of common shares	Number of shares of common stock-Diluted	Percentage of common shares-Diluted
Craig Frank (1) (2)	6,113,345	20	14.71%	19,970,956	28.82%
Mitchel Chupak	1,350,601	—	3.25%	1,350,601	1.95%

All directors and executive officers, as a group (two persons) (1) (2)	7,463,946	20	17.96%	21,321,557	30.77%

Other 5% or greater stockholders:

RLH Financial Partners, Inc	4,000,000	20	9.62%	17,857,611	25.77%
CEDE & CO	8,860,806.00	—	21.31%	8,860,806	12.79%
CITY VIEW WINERY LLC	2,500,000.00	—	6.01%	2,500,00.00	3.61%
Sharon C Jones	2,166,668.00	—	5.21%	2,166,668	3.13%
Craig Frank	1,903,060.00	—	4.58%	1,903,060	2.75%
Ilan Sarid	1,533,131.00	—	3.69%	1,533,131	2.21%
Total shares outstanding (TB)	41,572,835
Total shares-diluted	69,288,058
Diluted shares for 20 PS (Craig Frank)	13,857,611
Diluted shares for 20 PS (RLH)	13,857,611

* Less than 1%

1.	includes shares beneficially owned by Tudog and Drora Frank, Mr. frank’s spouse.

2.	Includes 13,857,611 shares of common stock issuable upon conversion of 20 shares of our Series D Convertible Preferred Stock held by Mr. Frank, which shares vote on an “as converted” basis.

3.	Includes 13,857,611 shares of our common stock issuable upon conversion of 20 shares of our Series D Convertible Preferred Stock held by RLH Financial Partners, Inc. which shares vote on an “as converted” basis.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future insurance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0 shares (1)	n/a	450,000 shares

Equity compensation plans not approved by security holders	0 shares	n/a

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

Item 14. Principal Accountant Fees and Services.

Audit and Accounting Fees

The following is a summary of the fees billed to us for professional services (a) for the years ended December 31, 2024 and 2023 by M&K CPAS, PLLC our independent public registered accounting firm and by L&L CPAS PA., our Outsource CFO and Accounting Services firm.

MKA CPA Fees (Auditor)	2024	2023
Audit fees	$45,000	$40,425
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees- quarterly reviews (3 quarters)	$24,000	$22,050
	$62,475	$62,475

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

L&L Fees (Outsource CFO and Accounting Services)	2024	2023
Bookkeeping and Accounting fees (12 months)	$24,000	$24,000
Preparation of quarterly reports for Auditor review in conjunction with submission of financials to SEC	$24,000	$24,000
	$48,000	$48,000

Outsource CFO and Accounting Fees consist of preparation of the consolidated financial statements of Kaya Holdings, Inc. and its subsidiaries, which comprise the following:

1.                   Preparation of the balance sheets for four quarters of year ended 12.31.24 and 12.31.23, respectively, and the related statements of income, retained earnings, and cash flows for the year then ended and the related notes to the financial statements.

2.                   Bookkeeping services for the years ended 12.31.24 and 12.31.23, respectively,

3.                   Preparation and filing of quarterly state sales tax returns.

4.                   Other accounting matters for the years ended 12.31.24 and 12.31.23, respectively,

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2024 and 2023

•	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2024 and 2023

•	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws, as amended(1)

10.12	2022 Incentive Stock Plan(1) +

10.2	Form of 8% Convertible Promissory Note (1)

14.1	Insider Trading Policy(2)

21.1	Subsidiaries of Registrant (1)

23.1	Consent of M&K CPAS LLC(2)

31.1	Section 302 Certification(2)

32.1	Section 906 Certification(2)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-283570) and incorporated herein by reference.

(2)	Filed herewith.

+ Management compensation arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2025

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	April 16, 2025

/s/ Mitchel Chupak	Director	April 16, 2025
Mitchel Chupak

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kaya Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaya Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018 Houston, TX

April 29, 2025

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2024 and  2023

ASSETS
	(Audited)	(Audited)
	December 31, 2024	December 31, 2023
CURRENT ASSETS:
Cash and equivalents	$39,668	$29,108
Inventory	90	9,259
Prepaid expenses	28,180	58,588
Total current assets	67,938	96,955

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	52,574	29,865
Property and equipment, net of accumulated depreciation of $372,390 and $216,890 as of December 31, 2024 and December 31, 2023, respectively	46,131	24,875
Goodwill	20,955	23,682
Other Assets	28,771	40,479
Total non-current assets	148,431	118,901

Total assets	$216,369	$215,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$631,963	$589,085
Accounts payable and accrued expense-related parties	869,864	514,972
Accrued interest	59,246	2,369,015
Right-of-use liability - operating lease	52,574	30,885
Taxable Payable	902,166	899,344
Convertible notes payable, net of discount of $0 and $0	135,000	125,000
Notes payable	9,312	124,312
Derivative liabilities	2,497,275	2,752,321
Total current liabilities	5,157,400	7,404,934

NON-CURRENT LIABILITIES:
Accrued expense-related parties	500,000	500,000
Accrued interest, non-current	2,945,861	—
Notes payable	61,608	500,000
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $440,590 and $742	8,429,632	7,311,410
Total non-current liabilities	12,187,101	8,561,410

Total liabilities	17,344,502	15,966,344

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock , par value $.0001; 1,500,000,000 shares authorized; 41,572,835 shares issued, 41,464,501 outstanding as of December 31, 2024 and 22,172,835 shares issued, 22,164,501 outstanding as of December 31, 2023 , respectively	4,157	2,217
Subscriptions payable	163,630	163,630
Treasury stock, at cost, 8,334 shares	(18,000)	(18,000)
Additional paid in capital	23,378,849	22,531,739
Accumulated deficit	(38,543,119)	(36,462,263)
Accumulated other comprehensive income	(15,571)	(12,617)
Total stockholders' deficit attributable to parent company	(15,030,054)	(13,795,294)
Non-controlling interest	(2,098,078)	(1,955,194)
Total stockholders' deficit	(17,128,132)	(15,750,488)

Total liabilities and stockholders' deficit	$216,369	$215,856

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Net sales	$7,134	$—

Cost of sales	7,500	—

Gross profit	(366)	—

Operating expenses:
Professional fees	1,384,954	752,973
Salaries and wages	31,320	—
General and administrative	605,388	269,772
Total operating expenses	2,021,662	1,022,745

Operating loss	(2,022,028)	(1,022,745)

Other income (expense):
Interest expense	(738,290)	(665,427)
Amortization of debt discount	(119,029)	(387,072)
Gain on sale of land	—	177,883
Gain on sale of the license	1,700	—
Change in derivative liabilities expense	813,922	3,297,215
Other income (expense)	3,614	100,072

Total other income (loss)	(38,083)	2,522,671

Net income from continuing operations before income taxes	(2,060,111)	1,499,926

Provision for Income Taxes	—	—

Net income (loss) - from continued operations	(2,060,111)	1,499,926

Net Income (loss) from discontinued operations before tax	(154,076)	159,892
Provision for income taxes on discontinued operations	(8,365)	(23,327)
Net income (loss) - from discontinued operations	(162,441)	136,565

Net income (loss)	(2,222,552)	1,636,491

Net income (loss) attributed to non-controlling interest	(141,696)	26,794

Net income (loss) attributed to Kaya Holdings, Inc.	(2,080,856)	1,609,697

Basic net (loss) income from continuing operations per common share	$(0.07)	$0.07
Basic net (loss) income from discontinued operations per common share	$(0.00)	$0.00
Basic net (loss) income per common share	$(0.07)	$0.07

Weighted average number of common shares outstanding - Basic	28,397,691	22,164,501

Diluted net (loss) income from continuing operations per common share	$(0.07)	$0.01
Diluted net (loss) income from discontinued operations per common share	$(0.00)	$0.00
Diluted net (loss) income per common share	$(0.07)	$0.01

Weighted average number of common shares outstanding - Diluted	257,718,952	203,742,186

The accompanying notes are an integral part of these consolidated financial statements.

  Kaya Holdings, Inc. and Subsidiaries

  Consolidated Statements of Comprehensive Income(Loss)

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Net income (loss)	$(2,080,856)	$1,609,697

Other comprehensive income (loss):
Foreign currency adjustments	(4,142)	591

Comprehensive income (loss)	(2,084,998)	1,610,288

Comprehensive loss attributable to non-controlling interest	(142,884)	26,794

Comprehensive loss attributable to Kaya Holdings	(1,942,114)	1,583,493

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the years ended December 31, 2024 and 2023

										Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit

	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Treasury Stock		Subscription Payable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance, December 31, 2022 (Audited)	-	$ -	40	$ -	22,172,835	$ 2,217	8,334	$ (18,000)	$ 163,630	$ 22,315,568	$ (38,071,960)	$ (11,027)	$ (1,984,169)	$ (17,603,741)

Imputed interest	-	-	-	-	-	-	-	-	-	22,500	-	-	-	22,500

Settlement of derivative liabilities to additional paid in capital	-	-	-	-	-	-	-	-	-	155,342	-	-	-	155,342

Release of related party accruals and payable	-	-	-	-	-	-	-	-	-	38,329	-	-	-	38,329

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	(1,590)	2,181	591

Net Income	-	-	-	-	-	-	-	-	-	-	1,609,697	-	26,794	1,636,491

Balance, December 31, 2023(Audited)	-	-	40	-	22,172,835	2,217	8,334	(18,000)	163,630	22,531,739	(36,462,263)	(12,617)	(1,955,194)	(15,750,488)

Balance, December 31, 2023 (Audited)	-	-	40	-	22,172,835	2,217	8,334	(18,000)	163,630	22,531,739	(36,462,263)	(12,617)	(1,955,194)	(15,750,488)

Imputed interest	-	-	-	-	-	-	-	-	-	22,500	-	-	-	22,500

Common stock issued for services	-	-	-	-	3,100,000	310	-	-	-	126,790	-	-	-	127,100

Common stock issued for services - related parties	-	-	-	-	15,300,000	1,530	-	-	-	625,770	-	-	-	627,300

Common stock issued for acquiring the subsidiary	-	-	-	-	1,000,000	100	-	-	-	40,900	-	-	-	41,000

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	-	-	31,150	-	-	-	31,150

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	(2,954)	(1,188)	(4,142)

Net Income	-	-	-	-	-	-	-	-	-	-	(2,080,856)	-	(141,696)	(2,222,552)

Balance, December 31, 2024 (Audited)	-	-	40	-	41,572,835	4,157	8,334	(18,000)	163,630	23,378,849	(38,543,119)	(15,571)	(2,098,078)	(17,128,132)

                   The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
OPERATING ACTIVITIES:
Net income (loss)	$(1,918,415)	$1,473,132
Adjustment to non-controlling interest	(141,696)	26,794
Adjustments to reconcile net income / loss to net cash used in operating activities:
Depreciation	5,882	11,845
Imputed interest	22,500	22,500
Loss(Gain) on lease extinguishment	—	(151,082)
Shares issued for services	127,100	—
Shares issued for services - related parties	627,300	—
Shares issued for acquisition - related parties	41,000	—
Change in derivative liabilities	(813,922)	(3,297,215)
Amortization of debt discount	119,029	387,072
Loss(Gain) on sale of land	—	(177,883)
Loss(Gain) on sale of license	(1,700)	(206,546)
Changes in operating assets and liabilities:
Prepaid expense	32,283	(42,505)
Inventory	9,169	1,852
Right-of-use asset	119,521	59,597
Deposit	14,416	(12,925)
Accrued interest	646,662	609,346
Accounts payable and accrued expenses	42,878	(89,375)
Accounts payable and accrued expenses - Related Parties	354,891	241,782
Right-of-use liabilities	(120,541)	(62,080)
Deferred tax liabilities	2,823	23,327

Net cash used in operating activities	(830,820)	(1,182,364)

Net cash (used in)/provided by Discontinued Operations	(162,441)	136,565

INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	—	693,959
Proceeds from sales of business license	—	193,900
Cash paid for impairment of right-of-use assets	—	(75,000)
Purchase of property and equipment	(27,138)	—
Proceeds from sales of subsidiary's stock	31,150	—

Net cash provided by investing activities	4,012	812,859

FINANCING ACTIVITIES:
Proceeds from convertible notes	1,557,500	615,000
Payments on debt	(553,393)	(370,000)

Net cash provided by financing activities	1,004,107	245,000

Effects of currency translation on cash and cash equivalents	(4,298)	(1,282)

NET INCREASE (DECREASE) IN CASH	10,560	10,778

CASH BEGINNING BALANCE	29,108	18,330

CASH ENDING BALANCE	$39,668	$29,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	59,108	18,582

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Shares issued for investment	41,000	—
Settlement of derivative liabilities	—	155,342
Adoption of lease standard ASC 842	—	24,602
Release of related party accruals and payable	—	38,329
Reclassification of accrued interest to notes principal	10,000	—
Recognition of right of use assets and lease liabilities under ASC 842	142,230	—
Initial derivatives	558,876	—
Convertible note balance adjustment	570	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc. FKA (Alternative Fuels Americas, Inc.) (“KAYS”) is a holding company. The Company was incorporated in 1993 and engaged in a number of businesses until September, 2010. In October, 2010, the Company changed its name to Alternative Fuels Americas, Inc, in connection with the acquisition of a company by that name. The Company assumed its present name in March 2015, in connection with its commencement of operations in the legal cannabis market in Oregon.

The Company has four subsidiaries: Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and was formed on March 27, 2014 to operate the Company’s cannabis retail business in Oregon. MJAI's operations were discontinued during the six months ended June 30, 2024, and the subsidiary is now classified as a discontinued operation (see Note 4). The Company retains full ownership of MJAI and is evaluating potential sale opportunities for its remaining assets in 2025. 34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which held ownership of the Company’s 26 acre property in Lebanon, Oregon (inactive since February 28, 2023 when the subject property was sold), Kaya Brand International, Inc., a Florida Corporation (“KBI”) which is majority-owned and was formed on October 14, 2019 to expand the business overseas (active) and Fifth Dimension Therapeutics, Inc., a Florida corporation which is majority owned (“FDT ”) and was formed on December 13, 2022 to develop and maintain ownership of the Company’s planned Psychedelic Treatment Centers offering psilocybin treatments.

MJAI Oregon 1 LLC is the entity that holds the licenses for the Company’s retail store operations. MJAI Oregon 5 LLC is the entity that held the license application for the Company’s 26 acre farm property in Lebanon Oregon (property sold on February 28, 2023, inactive since that date).

KBI is the entity that holds controlling ownership interests in Kaya Farms Greece, S.A. (a Greek corporation) and Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation). These two entities were formed to facilitate expansion of the Company’s business in Greece and Israel respectively.

FDT is the entity that was formed to hold interests in psychedelic treatment facilities, with operations initially targeted for Oregon where FDT holds a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) and the Company has an irrevocable option to acquire the remaining 51% stake in FDT1 after the sunsetting in January 1, 2025 of Oregon’s residency requirements for majority ownership in entities that hold OHA issued psilocybin licenses. On September 5, 2024, the Company issued 1,000,000 shares of common stock to FDT Oregon 1 LLC owners who are also the Company’s related parties, to acquire the remaining 51% equity interest of FDT Oregon 1 LLC after January 1, 2025, as per the agreement.

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

The first Kaya Shack™ (Kaya Shack™ Store 1) opened in 2014 in Portland, Oregon at the same address as an Oregon Liquor and Cannabis Commission (OLCC) licensed medical and recreational marijuana retailer. On March 11, 2024, the Company notified the Oregon Liquor Control Commission (the “OLCC”) that we were temporarily closing this location. The Company is currently evaluating redeploying this remaining dispensary license to serve as a delivery hub for Portland residents, tourists and The Sacred Mushroom™ guests, among others. As of June 30, 2024, the Company had ceased all retail cannabis operations under the MJAI subsidiary. Kaya Shack™ Store 1 remained inactive following the March 2024 temporary closure notice to the OLCC, and no further cannabis retail revenue was generated in the second half of the year. Accordingly, the Company has classified MJAI’s operations as discontinued as of year-end. See Note 4 for additional details on discontinued operations.

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

On December 13, 2022, the Company formed Fifth Dimension Therapeutics ™ (“FDT”, a Florida Corporation) to seek to provide psychedelic services to sufferers of treatment resistant mental health diseases such as depression, PTSD and other mental health disorders. On January 3, 2023 the Oregon Health Authority (the “OHA”) began to accept license applications, allowing each entity to own and operate one (1) Psilocybin manufacturing and processing facility for the production of Psilocybin Mushrooms and derived therapeutics (“Psilocybins”), and up to five (5) Psilocybin Facilitation Centers where clients would go to ingest Psilocybins and experience effects under the supervision of State Licensed Facilitators.

On January 25, 2023, the Company confirmed that attorney Glenn E.J. Murphy was welcomed as a founding member to the FDT Board of Directors. Glenn will assist FDT with introductions to pharmaceutical companies seeking data and access to psychedelic patients, as well as advising on the development of intellectual property, structure of potential joint ventures, funding opportunities, acquisitions, and other related endeavors. Glenn has twenty-five years of private and corporate practice, including ten years in-house with the Henkel Group and more than fifteen years in private practice, Glenn's experience has touched on most every aspect of intellectual property practice.

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

On November 14, 2023, the Company filed a license application with the Oregon Department of Health (the “OHA”) for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psilocybin treatment center located in Portland, Oregon which would serve as the Company’s flagship psilocybin facility.

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

During the first half of 2024, the Company ceased operations of its retail marijuana business, MJAI, which was previously its primary revenue-generating subsidiary. MJAI's operations were discontinued during the six months ended June 30, 2024, and no revenue or operating activity has occurred since that date. The retail store was fully closed following the cessation of operations, and the Company no longer maintains involvement in or influence over MJAI’s business activities.

As a result of the closure of MJAI’s retail cannabis operations during the first half of 2024, those operations have been classified as a discontinued operation in accordance with ASC 205-20. The Company retains ownership of MJAI, and its assets and liabilities remain consolidated. Only revenues and direct expenses related to MJAI’s retail operations are included in discontinued operations. See Note 4 for further details.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of December 31, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $2,080,856, for the year ended December 31, 2024 and net income of $1,609,697 for the year ended December 31, 2023. The net loss due to the close of a retail shop in Oregon as the company focused on moving our cannabis business overseas and concentrated on the development of our Psychedelic Medicine business and the launch of The Sacred Mushroom™ facility in Portland, Oregon. At December 31, 2024 the Company has a working capital deficiency of $8,035,323 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

FDT Oregon 1, LLC (an Oregon limited liability company)

Kaya Brands International, Inc. (a Florida Corporation)

Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation) majority owned subsidiary of KBI)

Kaya Farms Greece, S.A. (a Greek Corporation) majority owned subsidiary of KBI)

Marijuana Holding Americas, Inc. (a Florida Corporation)

MJAI Oregon 1 LLC

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of December 31, 2024, Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 1, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

In 2024, FDT increased its authorized preferred stock from 85 shares to 90 shares. The Company previously held 41 shares of FDT preferred stock and received an additional 9 preferred shares during the year, bringing its total holdings to 50 shares. Following this, the Company holds 50 preferred shares and 1,000,000 shares of common stock, representing 54.1% of the total voting rights of FDT. Thereafter, FDT issued 3,115,000 shares of common stock in connection with the execution of several convertible note agreements, receiving total proceeds of $31,150. As a result of these issuances, the Company's ownership in FDT’s common stock was diluted to 52.3%. As of December 31, 2024, the Company continues to exercise majority control over FDT.

FDT holds a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) and the Company has an irrevocable option to acquire the remaining 51% stake in FDT1 after the sunsetting on January 1, 2025. On September 5, 2024, the Company issued 1,000,000 shares of common stock to FDT Oregon 1 LLC owners who are also the Company’s related parties to acquire the remaining 51% equity interest of FDT Oregon 1 LLC after January 1, 2025 per the agreement.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of December 31, 2024 is $90 and $9,259 as of December 31, 2023. Inventory allowance and impairment were $0 and $0 as of December 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5-30 years of the respective assets. Expenditures on maintenance and repairs are charged to expenses as incurred.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Long-lived assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flow.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $8,365 during the year ended December 31, 2024 compared to $23,327 during the year ended December 31, 2023. The 2024 provision relates entirely to the operations of MJAI, our former retail cannabis business, which was discontinued during the year and is now reported as a discontinued operation (see Note 4). Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at December 31, 2024
Assets	Level 1	Level 2	Level 3
Cash	$ 39,668	$ -	$ -
Total Assets	39,668	-	-

Liabilities
Convertible debentures, net of discounts of $440,590	-	-	8,564,632
Derivative liabilities	-	-	2,497,275
Total liabilities	-	-	11,061,907
Total	$ 39,668	$ -	$ (11,061,907)

	Fair Value Measurements at December 31, 2023
Assets	Level 1	Level 2	Level 3
Cash	$ 29,108	$ -	$ -
Total Assets	29,108	-	-

Liabilities
Convertible debentures, net of discounts of $742	-	-	7,436,410
Derivative liabilities	-	-	2,752,321
Total liabilities	-	-	10,188,731
Total	$ 29,108	$ -	$ (10,188,731)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 11.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2024.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Segment reporting

The Company operates as one segment, in which management uses one measure of profitability, and all of the Company’s long-lived assets and all of the revenues generated are primarily located in the United States of America. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not have separate reportable segments.

Discontinued operation

During the six months ended June 30, 2024, the Company ceased operations of its wholly owned subsidiary, MJAI, a retail marijuana dispensary based in Oregon. MJAI focuses on legal recreational and medical marijuana retaliation business. The Company evaluated the evolving trends and economic realities of the marijuana market, taking into consideration the purchase cost and market demand. The Company has determined that there is insufficient profit to be made in the marijuana business. Consequently, the Company took the decision to discontinue MJAI's business activities.

New Accounting Pronouncements

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

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 16, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

NOTE 4 – DISCONTINUED OPERATIONS

During the six months ended June 30, 2024, the Company ceased operations of its wholly owned subsidiary, MJAI, a retail marijuana dispensary based in Oregon. MJAI focuses on legal recreational and medical marijuana retaliation business. The Company evaluated the evolving trends and economic realities of the marijuana market, taking into consideration the purchase cost and market demand. The Company has determined that there is insufficient profit to be made in the marijuana business. Consequently, the Company took the decision to discontinue MJAI's business activities.

While the Company did not formally sell the MJAI business during the year ended December 31, 2024, operations were effectively discontinued during the second quarter of 2024, and the dispensary has remained closed since that time. Kaya has had no further operating activity or income from MJAI following the closure.

The Company plans to pursue a potential sale of the MJAI business and remaining assets in the first quarter of 2025. As a result of the closure and strategic shift in operations, the MJAI segment is considered a discontinued operation as defined under ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The Company retains ownership of MJAI, and its assets and liabilities remain consolidated in the financial statements. The results of MJAI’s operations have been presented separately from continuing operations for all periods presented in the accompanying consolidated financial statements.

The following table presents the summary of operating results from discontinued operations for the year ended December 31, 2024, and 2023:

Marijuana Holdings Americas, Inc.

Consolidated Statements of Operations

	For The	For The
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Net sales	$28,009	$196,294

Cost of sales	13,406	81,345

Gross profit	14,603	114,949

Operating expenses:
Salaries and wages	132,031	209,433
General and administrative	36,648	127,190
Total operating expenses	168,679	336,623

Operating loss	(154,076)	(221,674)

Other income (expense):
Gain on impairment of right of use assets	—	151,082
Gain on sale of the license	—	208,346
AP forgiveness	—	112,560
Other income (expense)	—	(90,422)

Total other income (loss)	—	381,566

Net income from discontinued operations before income taxes	(154,076)	159,892

Provision for Income Taxes	(8,365)	(23,327)

Net income (loss) from discontinued operations	(162,441)	136,565

Although MJAI’s operations ceased during the year 2024, the Company retained control of the subsidiary as of December 31, 2024. Accordingly, MJAI was not deconsolidated, and its assets and liabilities remain included in the Company’s consolidated balance sheet as of December 31, 2024 and 2023.

Cash Flow Disclosures from Discontinued Operations

For the years ended December 31, 2024 and 2023, the MJAI discontinued operation had net cash used in operating activities of $162,441 and net cash provided by operating activities of $136,565, respectively. These amounts are reflected as a separate line item in the Company’s consolidated statements of cash flows. All other MJAI-related cash flows remain included in the consolidated operating, investing, and financing activities, as the Company retains ownership of MJAI’s assets and liabilities.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Vehicle	$24,000	$24,000
Computers	30,713	30,713
Machinery and Equipment	55,067	55,067
Furnitures and Fixture	56,978	56,978
HVAC	25,000	25,000
Land	17,703	17,703
Leasehold improvements	59,442	32,304
Less: Accumulated depreciation	(222,772)	(216,890)
Property and equipment, net	$46,131	$24,875

Depreciation expense totaled $5,882 and $11,845 for the year ended December 31, 2024 and 2023, respectively.

NOTE 6 – NON-CURRENT ASSETS

Other assets consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Other receivable	10,355	11,047
Rent deposits	12,925	23,941
Security deposits	5,491	5,491
Total Non-current assets	28,771	40,479

During the year ended December 31, 2024, our other receivables decreased $692, related to changes of currency exchange rate. The decrease of the rent deposit was primarily due to the Company terminated the lease of Oregan shop and $11,016 rent deposit of MJAI was used to pay the rent.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Accounts payable	586,824	561,551
Accrued expenses	45,139	27,534
Total	631,963	589,085

NOTE 8 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 3.57% to 4.96%, volatility ranging from 156.57% to 179.25%, trading prices $0.028 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $2,497,275 at December 31, 2024 and $2,752,321 at December 31, 2023. As of December 31, 2024, the Company had ten new convertible notes and two short-term non-convertible notes were transferred to convertible notes after due in 2024.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			12/31/2024	12/31/2023

A	Convertible	X		15.0%	1-Jan-17	$ 25,000	$ 25,000
B	Convertible		X	8.0%	31-Dec-26	82,391	82,391
C	Convertible		X	8.0%	31-Dec-26	41,195	41,195
D	Convertible		X	8.0%	31-Dec-26	262,156	262,156
O	Convertible		X	8.0%	31-Dec-26	136,902	136,902
P	Convertible		X	8.0%	31-Dec-26	66,173	66,173
Q	Convertible		X	8.0%	31-Dec-26	65,274	65,274
S	Convertible		X	8.0%	31-Dec-26	63,205	63,205
T	Convertible		X	8.0%	31-Dec-26	313,634	313,634
CC	Convertible	X		12.0%	1-Jan-24	110,000	100,000
KK	Convertible		X	8.0%	31-Dec-26	188,000	188,000
LL	Convertible		X	8.0%	31-Dec-26	749,697	749,697
MM	Convertible		X	8.0%	31-Dec-26	124,690	124,690
NN	Convertible		X	8.0%	31-Dec-26	622,588	622,588
OO	Convertible		X	8.0%	31-Dec-26	620,908	620,908
PP	Convertible		X	8.0%	31-Dec-26	611,428	611,428
QQ	Convertible		X	8.0%	31-Dec-26	180,909	180,909
RR	Convertible		X	8.0%	31-Dec-26	586,804	586,804
SS	Convertible		X	8.0%	31-Dec-26	174,374	174,374
TT	Convertible		X	8.0%	31-Dec-26	345,633	345,633
UU	Convertible		X	8.0%	31-Dec-26	171,304	171,304
VV	Convertible		X	8.0%	31-Dec-26	121,727	121,727
XX	Convertible		X	8.0%	31-Dec-26	112,734	112,734
YY	Convertible		X	8.0%	31-Dec-26	173,039	173,039
ZZ	Convertible		X	8.0%	31-Dec-26	166,603	166,603
AAA	Convertible		X	8.0%	31-Dec-26	104,641	104,641
BBB	Convertible		X	8.0%	31-Dec-26	87,066	87,066
DDD	Convertible		X	8.0%	31-Dec-26	75,262	75,262
EEE	Convertible		X	8.0%	31-Dec-26	160,619	160,619
GGG	Convertible		X	8.0%	31-Dec-26	79,992	79,422
JJJ	Convertible		X	8.0%	31-Dec-26	52,455	52,455
LLL	Convertible		X	8.0%	31-Dec-26	77,992	77,992
MMM	Convertible		X	8.0%	31-Dec-26	51,348	51,348
PPP	Convertible		X	8.0%	31-Dec-26	95,979	95,979
SSS	Convertible		X	8.0%	31-Dec-26	75,000	75,000
TTT	Convertible		X	8.0%	31-Dec-26	80,000	80,000
VVV	Convertible		X	8.0%	31-Dec-26	75,000	75,000
WWW	Convertible		X	8.0%	31-Dec-26	60,000	60,000
XXX	Convertible		X	8.0%	31-Dec-26	100,000	100,000
YYY	Convertible		X	8.0%	31-Dec-26	50,000	50,000
ZZZ	Convertible		X	8.0%	31-Dec-26	40,000	40,000
AAAA	Convertible		X	8.0%	31-Dec-26	66,000	66,000
EEEE	Convertible		X	10.0%	31-Dec-26	15,000	-
FFFF	Convertible		X	10.0%	31-Dec-26	60,000	-
GGGG	Convertible		X	10.0%	31-Dec-26	150,000	-
HHHH	Convertible		X	10.0%	31-Dec-26	107,500	-
IIII	Convertible		X	10.0%	31-Dec-26	150,000	-
JJJJ	Convertible		X	10.0%	31-Dec-26	150,000	-
KKKK	Convertible		X	10.0%	31-Dec-26	175,000	-
LLLL	Convertible		X	10.0%	31-Dec-26	250,000	-
MMMM	Convertible		X	10.0%	31-Dec-26	250,000	-
NNNN	Convertible		X	10.0%	31-Dec-26	250,000	-

Total Convertible Debt						9,005,222	7,437,152
Less: Discount						(440,590)	(742)
Convertible Debt, Net of Discounts						$ 8,564,632	$ 7,436,410
Convertible Debt, Net of Discounts, Current						$ 135,000	$ 125,000
Convertible Debt, Net of Discounts, Long-term						$ 8,429,632	$ 7,311,410

On February 28, 2023, the Company sold the Property for a price of $769,500, less commissions and customary closing costs. The net proceeds of the sale were used to repay the convertible notes described above, of which total principal was $370,000. On December 31, 2022, the Company and various noteholders agree to modify the maturity date to December 31,2026 of all notes that were due to mature on December 31, 2024. No other terms of the convertible notes were changed.

On January 23, 2024, the Company received $61,200 from selling 2.4 units to CVC International LTD, including $60,000 convertible debt and 120,000 FDT shares at $0.01 per share and total value was $1,200. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.08 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

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

On October 29, 2024, the Company received $125,000 deposit plus $130,000 accrual interest and principal reinvest from selling 10 units to CVC International Ltd. The 10 Units included $250,000 convertible debt and 500,000 FDT shares which is $0.01 per share and total value is $5,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.0 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Additionally, this note has a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 principal and/or accumulated interest converted by CVC or their assigns. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On December 4, 2024, the Company received $100,000 deposit plus $155,000 accrual interest and principal reinvest from selling 10 units to CVC International Ltd. The 10 Units included $250,000 convertible debt and 500,000 FDT shares which is $0.01 per share and total value is $5,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.0 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Additionally, this note has a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 principal and/or accumulated interest converted by CVC or their assigns. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On July 31, 2024, the Company entered into a convertible notes modification agreement with CVC to extend the due date to December 31, 2026.

NOTE 9 – NON-CONVERTIBLE DEBT

	December 31, 2024	December 31, 2023
Current non-convertible notes	9,312	124,312
Non-current non-convertible notes	61,608	500,000
Total non-convertible notes	$70,920	$624,312
Breakdown
Note a	$9,312	$9,312
Note b	61,608	500,000
Note c	—	100,000
Note d	—	15,000
Total non-convertible notes	70,920	624,312

(a) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of December 31, 2024 with an outstanding balance of $9,312.

(b) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. At the end of September 2023, the company paid $5,000, which is 10% of the total revenues from all sources of Kaya Holdings, Inc to the Holder and the Holder agreed to reinvest it as the additional of the note. On October 6, 2023, the Company received another $145,000 from the same investor to increase the promissory note to $500,000 total. As of September 30, 2024, Cayman Venture Capital Fund reinvested $29,000 of accrued interest from promissory notes into convertible notes and FDT stock purchases. In connection with this reinvestment, the Fund executed three convertible promissory notes, each with a principal amount of $150,000, and received a total of 900,000 FDT shares. On July 22, 2024, $16,975 of accrued interest and $36,025 of principal were reinvested into an additional 10 units, which included $175,000 of convertible debt and 350,000 FDT shares. On September 13, 2024, $6,730 of accrued interest and $123,270 of principal were reinvested into an additional 10 units, which included $250,000 of convertible debt and 500,000 FDT shares. On October 29, 2024, $4,288 of accrued interest and $125,712 of principal were reinvested into an additional 10 units, which included $250,000 of convertible debt and 500,000 FDT shares. On December 4, 2024, $2,116 of accrued interest and $152,884 principal was reinvested into an additional 10 units, which included $250,000 convertible debt and 500,000 FDT shares. As of December 31, 2024, the outstanding balance of the note is $61,608.

(c) On August 28, 2023, the Company received $100,000 from the issuance of working capital loan to another investor. Interest is stated at 10%. The Note was matured on March 31, 2024 and the $100,000 principal and $9,650 accrual interest were transferred to $107,500 convertible note and $2,150 stocks of FDT.

(d) On December 15, 2023, the Company received $15,000 working capital loan from another investor. On January 31, 2024, the Company signed a purchase agreement with the investor to reclass the $15,000 principal to convertible note and $300 accrual interest to purchase 30,000 FDT shares.

Related Party
Loan payable - Stockholder, 0%, Due December 31, 2027 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which was $90,000 and $67,500 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the balance of the debt was $250,000. On December 31, 2024, the Company entered into an agreement to further extend the debt until December 31, 2027, with no additional interest for the extension period.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

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

Common Stock

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

On September 5, 2024, the Board of Directors approved the issuance of 3,100,000 shares of common stock to various individuals for services rendered to the Company. The shares were issued in accordance with Rule 144. The shares were valued at the market price of $0.041 per share on the date of issuance.

On September 5, 2024, the Board of Directors approved the issuance of 15,300,000 shares of common stock to the officers and directors. And another 1,000,000 shares of common stock issued to FDT Oregon 1 LLC owners who are also the Company’s related parties to acquire 51% equity interest of FDT Oregon 1 LLC after January 1, 2025 per the agreement.  FDT Oregon 1 LLC was consolidated in the Company’s financial. The shares were issued in accordance with Rule 144. The shares were valued at the market price of $0.041 per share on the date of issuance.

As of December 31, 2024, there were 41,572,835 shares of common stock outstanding and 1,100,000 shares subscription payable.

Treasury Stock

As of December 31, 2024, the Company held 8,334 shares of its own common stock as treasury stock, which are recorded at cost using the cost method in accordance with ASC 505-30, Treasury Stock. These shares were originally issued in 2015 as part of a consulting agreement and were returned to the Company in 2016 pursuant to a settlement agreement with the service provider.

Although the shares were returned in 2016, they were not previously recorded as treasury stock. Upon review during the preparation of the 2024 financial statements, the Company determined that these shares should be properly reflected as issued but not outstanding. Accordingly, as of December 31, 2024 and 2023, 8,334 shares are reported as treasury stock, with a total recorded cost of $18,000 and have been excluded from shares outstanding in the computation of earnings per share.

NOTE 11 – DERIVATIVE LIABILITIES

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 3.57% to 4.96%, volatility ranging from 156.57% to 179.25%, trading prices was $0.028 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $2,497,275 at December 31, 2024 and $2,752,321 at December 31, 2023.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follows:

Balance as of December 31, 2023	$2,752,321
Change in Derivative values	(813,922)
Initial derivative	558,876
Balance as of December 31, 2024	$2,497,275

The Company recorded the debt discount to the extent of the gross proceeds raised and expanded immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $558,876 and $0 for the new notes issued as of December 31, 2024 and 2023, respectively.

The Company recorded a change in the value of embedded derivative liabilities gain of $813,922 as of December 31, 2024 and a gain of $3,297,215 for the year ended December 31, 2023.

The Company reclassified derivative liabilities of $0 to additional paid in capital due to debt repayments for the year ended December 31, 2024 is nil and $155,342 for year ended December 31, 2023.

NOTE 12 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $440,590 and $742 as of December 31, 2024 and December 31, 2023, respectively.

The Company recorded the amortization of debt discount of $119,029 and $387,072 for the year ended December 31, 2024 and 2023, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and no interest accrued until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS. The remaining $250,000 is not convertible and booked in related party notes payable as of December 31, 2024.

In 2019, the Company entered into amended consulting agreements with Tudog International Consulting, Inc. which provides CEO services to the Company through Craig Frank, an Officer of the Company and BMN Consultants, Inc. which provides business development and financial consulting services to the Company through William David Jones, a non-officer Consultant to the Company. Pursuant to the amended consulting agreements, each entity is entitled to monthly compensation of $25,000. Due to the liquidity of the Company, compensation was paid partially over the periods. As of March 31, 2024, the accrued compensation was approximately $500,000.   By agreement of the parties, the accrued compensation will not be paid until December 1, 2026 and has been recorded as a long-term liability. As of December 31, 2024, the Company recorded $727,273 of accrued compensation due to Tudog International Consulting, Inc. and BMN Consultants, Inc.

On July 28, 2021, the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of December 31, 2024, the Company had $138,227 due to Bruce.

In 2023, The Tudog Group, BMN Consultants, Inc, Inc and 495 Oxford Consulting, Inc which all provide services to the Company through Craig Frank and William David Jones, forgiven totally $38,329 of payable expense. The payable forgiveness was recorded as Additional paid in capital.

On September 5, 2024, the Board of Directors approved the issuance of 1,000,000 shares of common stock to FDT Oregon 1 LLC owners who are also the Company’s related party to acquire equity interest of FDT Oregon 1 LLC.

NOTE 14 – STOCK OPTION PLAN

On September 15, 2022, the Company approved the 2022 Equity Incentive Plan, which provides for equity incentives to be granted to the Company’s employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2022 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2022 Incentive Stock Plan is administered by the board of directors. The remaining balance of the shares available in the plan is 450,000 shares.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several operating leases for an office in Fort Lauderdale, Florida, the Sacred Mushroom Psilocybin Service Center in Portland, Oregon, an apartment used by Officers and Consultants for the Company in Portland, Oregon when they are working in Portland and one retail store locations in Oregon under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company leased the office space in Fort Lauderdale, Florida under a 2-year operating lease expiring May 31, 2021 at a rate of $1,802 per month. On June 1, 2021 the lease was extended for another year and on June 1 in 2022 the lease was extended for an additional year. The current monthly payment inclusive of sales tax and operating expenses is $2,136 with right of use liabilities of $18,722. The lease was terminated on May 30, 2023. On October 1, 2023, the lease was extended for another year, and as of December 31, 2024 the Company is leasing the space on a month-to-month basis

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to April 30, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. In February 2024, the landlord and the Company agreed to terminate the lease and the Company own $8,650 rent after $5,000 against the rent deposit. As of December 31, 2024, lease liabilities and right of use assets are all $0.

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

The Company has escrowed $51,818 with an Oregon-licensed attorney in Oregon (“Escrow Holder”) pursuant to an escrow agreement between Tenant, Landlord and the Escrow Holder, of which $38,894 is prepaid Base Rent and Additional Rent for five months and $12,925 is the Security Deposit. The lease commencement date is April 1, 2024, $10,761 per month and $142,230 right of use assets and right of use liability were recorded. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $52,574 and operating lease liabilities of $52,574 as of December 31, 2024.

Rent expenses for the year ended December 31, 2024 and 2023 were $266,617 and $65,778, respectively. The big changes were due to the new lease in Oregon.

Maturity of Lease Liabilities at December 31, 2024
Amount
2025	53,805
2026	-
Total lease payments	53,805
Less: Imputed interest	(1,231)
Present value of lease liabilities	$52,574

Operating Lease Liability	Remaining months	Weighted average
As of December 31, 2024		remaining term-months
52,574	8	8
52,574		8

Legal Proceedings

On October 17, 2024, the Company reached a settlement agreement with P3 Distributing L.L.C. in connection with a lawsuit filed in the Marion County Circuit Court, Case No. 24CV08588. Under the terms of the settlement, the Company is required to make monthly payments of $300 for a period of 18 months beginning September 30, 2024. In addition, a balloon payment of $11,779 is due at the conclusion of the payment schedule. The Plaintiff has agreed to dismiss the lawsuit without prejudice and not to file the Stipulated General Judgment with the court as long as the Company makes timely payments. In the event of a default, the Plaintiff retains the right to reinstate the lawsuit and file the Stipulated General Judgment. The total amount of the settlement is $17,179. As of December 31, 2024, the Company complies with the settlement agreement terms.

Note 16 - SEGMENT REPORT

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company concluded that the Company’s CODM is CEO.

In accordance with ASC 280-10, Segment Reporting: Overall, the CODM reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Group as a whole; hence, the Company has only one operating segment.

As disclosed in Note 4 of the consolidated financial statements, during the six months ended June 30, 2024, we ceased operations of our MJAI retail marijuana business, which had historically represented our primary operating segment. Following the closure of MJAI, we received no additional income from the business and no longer engage in any operating activity related to that segment. Although the Company has retained full ownership of MJAI as of December 31, 2024, we intend to pursue the sale of MJAI and its related assets in the first quarter of 2025.

	For Years ended December 31, 2024	For Years ended December 31, 2023
Gross Profit	(366)	—
Less:
Professional fees	1,384,954	752,973
Salaries and wages	31,320	—
General and administrative	605,388	269,772
Interest expense	738,290	665,427
Amortization of debt discount	119,029	387,072
Change in derivative liabilities expense	(813,922)	(3,297,215)
Other Segment Items(a)	(5,314)	(277,955)
Segment Net profit	(2,060,111)	1,499,926
Reconciliation of profit or loss	—	—
Adjustments and reconciling items	—	—
Provision for Income Taxes	—	—
Net income (loss) from discontinued operations	(162,441)	136,565
Net income (loss) attributed to non-controlling interest	(141,696)	26,794
Consolidated net income	$(2,080,856)	$1,609,697

(a)	Other segment items included in Segment net income include Gain on lease extinguishment, gain on sale of land, gain on sale of the license, AP forgiveness and other income (expenses).

NOTE 17 - INCOME TAXES

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024, and 2023 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2024 and 2023 are 21% and 21%, respectively

The Company has net operating loss carry forwards of approximately $18,736,396 at December 31, 2024 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2024	Year Ending December 31, 2023
Deferred Tax Asset	3,943,643	3,523,495
Valuation Allowance	(3,943,643)	(3,523,495)
Net Deferred Tax Asset	—	—

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $8,365 during the year ended December 31, 2024, compared to $23,327 during the year ended December 31, 2023. The 2024 provision relates entirely to the operations of MJAI, our former retail cannabis business, which was discontinued during the year and is now reported as a discontinued operation (see Note 4). Although we have net operating loss carryforwards that we believe are available to offset this liability, the tax arises under Section 280E of the Internal Revenue Code, which disallows deductions for businesses trafficking in controlled substances, including cannabis. As a conservative measure, we accrued this liability in connection with MJAI’s taxable activity prior to its closure.

Note 18 - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued, and advised of the following:

As of May 29, 2025 the Institutional Investor has delivered an additional $235k to the Company which is being applied to the purchase of a convertible promissory note. Interest on the note accrues at the rate of 10% per annum. The note and accrued interest is convertible at any time prior to maturity (December 31, 2026) at the option of the Institutional Investor into shares of the Company’s common stock, at a conversion price of $0.08 per share.

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

In the event that the Maker completes an issuance or sale of common stock of the Company at a price lower than the Conversion Price any time before this Note is repaid or converted into common stock of the Company (whether via an acquisition transaction, debt conversion, a bona fide public offering, or a sale of restricted stock or any other form of exemption available to the Company) then the Exercise Price of the option shall be adjusted to that price for the remaining term of the Note.

Additionally, in the event that the Maker completes an issuance or sale of Preferred Shares, Debt, etc. (the "Other Debt Or Securities")or securities of one of its subsidiaries, then the Payee shall have the right to convert the Note into the Other Debt Or Securities, or securities of one of its subsidiaries on the same terms as those offered to any other investor using any Balance Due owed to Payee at that time.