Form 10-K/A
period 2024-12-31
Kaya Holdings, Inc.
filed 2025-05-19
CIK 1530746

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

As used in this Form 10-K/A Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”), the terms “ KAYS ,” “ the Company ,” “ we,” “ us ” and “ our ” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

Item 8. Financial Statements and Supplementary Data.

See the Index of Consolidated Financial Statements on page F-1 below.

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – The following Consolidated Financial Statements of the Company are contained in Item 8 of this Annual Report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2024 and 2023

•	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2024 and 2023

•	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

•	Notes to the Consolidated Financial Statements.

(2)	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b32 under the Exchange Act:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws, as amended(1)

10.12	2022 Incentive Stock Plan(1) +

10.2	Form of 8% Convertible Promissory Note (1)

14.1	Insider Trading Policy(2)

21.1	Subsidiaries of Registrant (1)

23.1	Consent of M&K CPAS LLC(3)

31.1	Section 302 Certification(3)

32.1	Section 906 Certification(3)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-283570) and incorporated herein by reference.

(2)	Previously Filed

(3)	Filed herewith.

+ Management compensation arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K/A Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2025

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

Signature	Title	Date

/ s/ Craig Frank	Chairman of the Board, President, Chief Executive Officer,
Craig Frank	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	May 19, 2025

/s/ Mitchel Chupak	Director	May 19, 2025
Mitchel Chupak

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page		Page

F-1	Report of Independent Registered Public Accounting Firm (FIRM ID: 2738)	F-1

F-2	Consolidated Balance Sheets at December 31, 2024 and 2023	F-2

F-3	Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023	F-3

F-4	Consolidated Statements of Comprehensive Income(Loss) for the Years Ended December 31, 2024 and 2023	F-4

F-5	Consolidated Statements of Stockholders' Deficit Years Ended December 31, 2024 and 2023	F-5

F-6	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023	F-6

F-7	Notes to Consolidated Financial Statements	F-7

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Vehicle	$24,000	$24,000
Computers	30,713	30,713
Machinery and Equipment	55,067	55,067
Furniture and Fixtures	56,978	56,978
HVAC	25,000	25,000
Land	17,703	17,703
Leasehold improvements	59,442	32,304
Less: Accumulated depreciation	(222,772)	(216,890)
Property and equipment, net	$46,131	$24,875

Depreciation expense totaled $5,882 and $11,845 for the year ended December 31, 2024 and 2023, respectively.

NOTE 6 – NON-CURRENT ASSETS

Other assets consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Other receivable	10,355	11,047
Rent deposits	12,925	23,941
Security deposits	5,491	5,491
Total Non-current assets	28,771	40,479

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