Form 10-Q
period 2025-03-31
Kaya Holdings, Inc.
filed 2025-05-21
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2025

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

[ ] Large accelerated filer [ ] Accelerated filer

[X] Non-accelerated filer [X] Smaller reporting company

[ ] Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

As of May 20, 2025, the Issuer had 41,572,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

ASSETS
	(Unaudited)	(Audited)
	March 31, 2025	December 31, 2024
CURRENT ASSETS:
Cash and equivalents	$50,718	$39,668
Inventory	188	90
Prepaid expenses	28,917	28,180
Total current assets	79,823	67,938

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	21,274	52,574
Property and equipment, net of accumulated depreciation of $224,715 and $222,772 as of March 31, 2025 and December 31, 2024, respectively	44,188	46,131
Goodwill	22,772	20,955
Other Assets	29,232	28,771
Total non-current assets	117,466	148,431

Total assets	$197,289	$216,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$649,045	$631,963
Accounts payable and accrued expense-related parties	978,099	869,864
Accrued interest, current	3,197,040	3,005,107
Right-of-use liability - operating lease	21,274	52,574
Taxable Payable	902,166	902,166
Convertible notes payable, net of discount of $30,315 and $0	242,500	135,000
Notes payable, current	70,920	9,312
Derivative liabilities	3,599,679	2,497,275
Total current liabilities	9,660,723	8,103,261

NON-CURRENT LIABILITIES:
Accrued expense-related parties	500,000	500,000
Accrued expense, non current	—	—
Notes payable, non current	—	61,608
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $343,391 and $440,590	8,584,017	8,429,632
Total non-current liabilities	9,334,017	9,241,240

Total liabilities	18,994,740	17,344,501

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—
Common stock , par value $.0001; 1,500,000,000 shares authorized; 41,572,835 shares issued, 41,564,501 outstanding as of March 31, 2025 and 41,572,835 shares issued, 41,564,501 outstanding as of December 31, 2024	4,157	4,157
Subscriptions payable	163,630	163,630
Treasury stock, at cost, 8,334 shares as of March 31, 2025 and December 31, 2024, respectively	(18,000)	(18,000)
Additional paid in capital	23,384,397	23,378,849
Accumulated deficit	(40,179,889)	(38,543,119)
Accumulated other comprehensive income	(13,530)	(15,571)
Total stockholders' deficit attributable to parent company	(16,659,235)	(15,030,054)
Non-controlling interest	(2,138,216)	(2,098,078)
Total stockholders' deficit	(18,797,451)	(17,128,132)

Total liabilities and stockholders' deficit	$197,289	$216,369

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Net sales	$7,052	$—

Cost of sales	4,970	—

Gross profit	2,082	—

Operating expenses:
Professional fees	177,750	189,425
Salaries and wages	39,903	—
General and administrative	93,967	49,405
Total operating expenses	311,620	238,830

Operating loss	(309,538)	(238,830)

Other income (expense):
Interest expense	(197,481)	(180,330)
Amortization of debt discount	(139,964)	(5,638)
Change in derivative liabilities expense	(1,029,325)	(621,921)
Other income (expense)	—	3,614

Total other loss	(1,366,770)	(804,275)

Net loss from continuing operations before income taxes	(1,676,308)	(1,043,105)

Provision for Income Taxes	—	(2,819)

Net loss - from continued operations	(1,676,308)	(1,045,924)

Net Income (loss) from discontinued operations before tax	(1,123)	(59,756)
Provision for income taxes on discontinued operations	—	—
Net income (loss) - from discontinued operations	(1,123)	(59,756)

Net income loss	(1,677,431)	(1,105,680)

Net income (loss) attributed to non-controlling interest	(40,661)	(20,688)

Net income (loss) attributed to Kaya Holdings, Inc.	(1,636,770)	(1,084,992)

Basic net (loss) income from continuing operations per common share	$(0.04)	$(0.01)
Basic net (loss) income from discontinued operations per common share	$(0.00)	$(0.00)
Basic net (loss) income per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - Basic	42,672,835	185,802,835

Diluted net (loss) income from continuing operations per common share	$(0.04)	$(0.01)
Diluted net (loss) income from discontinued operations per common share	$(0.00)	$(0.00)
Diluted net (loss) income per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - Diluted	42,672,835	185,802,835

The accompanying notes are an integral part of these consolidated financial statements.

  Kaya Holdings, Inc. and Subsidiaries

  Consolidated Statements of Comprehensive Income(Loss)

	(Unaudited)	(Unaudited)
	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Net income (loss)	$(1,636,770)	$(1,084,992)

Other comprehensive income (loss):
Foreign currency adjustments	2,564	(1,684)

Comprehensive income (loss)	(1,634,206)	(1,086,676)

Comprehensive loss attributable to non-controlling interest	(40,661)	(20,688)

Comprehensive loss attributable to Kaya Holdings	(1,593,545)	(1,065,988)

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the three months ended March 31, 2025 (Unaudited) and the year ended December 31, 2024 (Audited)

										Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit

	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Treasury Stock		Subscription Payable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance, December 31, 2023 (Audited)	-	-	40	-	22,172,835	$ 2,217	8,334	$ (18,000)	$163,630	$ 22,531,739	$ (36,462,263)	$ (12,617)	$ (1,955,194)	$ (15,750,488)

Imputed interest	-	-	-	-	-	-	-	-	-	5,610	-	-	-	5,610

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	-	-	6,650	-	-	-	6,650

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	(997)	(687)	(1,684)

Net Income	-	-	-	-	-	-	-	-	-	-	(1,084,992)	-	(20,688)	(1,105,680)

Balance, March 31, 2024	-	-	40	-	22,172,835	2,217	8,334	(18,000)	163,630	22,543,999	(37,547,255)	(13,614)	(1,976,569)	(16,845,592)

Imputed interest	-	-	-	-	-	-	-	-	-	16,890	-	-	-	16,890

Common stock issued for services	-	-	-	-	3,100,000	310	-	-	-	126,790	-	-	-	127,100

Common stock issued for services - related parties	-	-	-	-	15,300,000	1,530	-	-	-	625,770	-	-	-	627,300

Common stock issued for acquiring the subsidiary	-	-	-	-	1,000,000	100	-	-	-	40,900	-	-	-	41,000

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	-	-	24,500	-	-	-	24,500

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	(1,957)	(501)	(2,458)

Net Income	-	-	-	-	-	-	-	-	-	-	(995,864)	-	(121,008)	(1,116,872)

Balance, December 31, 2024 (Audited)	-	-	40	-	41,572,835	4,157	8,334	(18,000)	163,630	23,378,849	(38,543,119)	(15,571)	(2,098,078)	(17,128,132)

Imputed interest	-	-	-	-	-	-	-	-	-	5,548	-	-	-	5,548

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	2,041	523	2,564

Net Income	-	-	-	-	-	-	-	-	-	-	(1,636,770)	-	(40,661)	(1,677,431)

Balance, March 31, 2025 (Audited)	-	-	40	-	41,572,835	4,157	8,334	(18,000)	163,630	23,384,397	(40,179,889)	(13,530)	(2,138,216)	(18,797,451)

                   The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES:
Net income (loss)	$(1,635,647)	$(1,025,236)
Adjustment to non-controlling interest	(40,661)	(20,688)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Depreciation	1,943	957
Imputed interest	5,548	5,610
Change in derivative liabilities	1,029,325	621,921
Amortization of debt discount	139,964	5,638
Changes in operating assets and liabilities:
Prepaid expense	(737)	—
Inventory	(98)	9,259
Right-of-use asset	31,300	17,280
Deposit	(461)	5,000
Accrued interest	191,933	161,728
Accounts payable and accrued expenses	17,082	14,650
Accounts payable and accrued expenses - Related Parties	108,235	100,787
Right-of-use liabilities	(31,300)	(18,181)
Deferred tax liabilities	—	2,819

Net cash used in operating activities	(183,574)	(118,456)

Net cash (used in)/provided by Discontinued Operations	(1,123)	(59,756)

INVESTING ACTIVITIES:
Proceeds from sales of subsidiary's stock	—	6,650

Net cash provided by investing activities	—	6,650

FINANCING ACTIVITIES:
Proceeds from convertible notes	195,000	217,500

Net cash provided by financing activities	195,000	217,500

Effects of currency translation on cash and cash equivalents	747	(49)

NET INCREASE (DECREASE) IN CASH	11,050	45,889

CASH BEGINNING BALANCE	39,668	29,108

CASH ENDING BALANCE	$50,718	$74,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:

Initial derivative liability on convertible note payable	73,079	113,840

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

The Company has four subsidiaries:

1.	Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), which is majority-owned and was formed on March 27, 2014 to operate the Company’s cannabis retail business in Oregon. MJAI's operations were discontinued during the six months ended June 30, 2024, and the subsidiary is now classified as a discontinued operation (see Note 4). The Company retains full ownership of MJAI but has entered into an agreement to sell the one remaining Cannabis Retail License in Oregon (the purchase price of $75,000 has been escrowed and the Company is awaiting for the License to be renewed and transferred to the buyer, subject to OLCC Licensing approval)..

2.	34225 Kowitz Road, LLC, a wholly-owned Oregon limited liability company which held ownership of the Company’s 26 acre property in Lebanon, Oregon has been inactive since February 28, 2023 when the subject property was sold.

3.	Kaya Brand International, Inc., a Florida Corporation (“KBI”) which is majority-owned and was formed on October 14, 2019 to expand the business overseas (active); and

4.	Fifth Dimension Therapeutics, Inc., a Florida corporation which is majority owned (“FDT ”) and was formed on December 13, 2022 to develop and maintain ownership of the Company’s planned Psychedelic Treatment Centers offering psilocybin treatments.

MJAI Oregon 1 LLC is the entity that holds the licenses for the Company’s retail store operations. MJAI Oregon 5 LLC is the entity that held the license application for the Company’s 26 acre farm property in Lebanon Oregon (property sold on February 28, 2023, inactive since that date).

KBI is the entity that holds controlling ownership interests in Kaya Farms Greece, S.A. (a Greek corporation) and Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation, currently inactive). These two entities were formed to facilitate expansion of the Company’s business in Greece and Israel respectively.

FDT is the entity that was formed to hold interests in psychedelic treatment facilities, with operations initially targeted for Oregon. FDT initially held a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) and the Company has an irrevocable option to acquire the remaining 51% stake in FDT1 after the sunsetting in January 1, 2025 of Oregon’s residency requirements for majority ownership in entities that hold OHA issued psilocybin licenses. On September 5, 2024, the Company issued 1,000,000 shares of common stock to FDT Oregon 1 LLC Oregon owners who are also the Company’s related parties, and acquired the remaining 51% equity interest of FDT Oregon 1 LLC shortly after January 1, 2025, as per the agreement. As of March 31, 2025, FDT exercised the option and FDT now owns 100% of FDT1.

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

On April 6, 2025, the Company was notified of the death of David M L Roberts, Managing Director of CVC International LTD, the Cayman Investment Company that has provided the bulk of the Company’s Financing. While CVC did not have any contractual obligations requiring them to make any further payments to the Company, Mr. Roberts’ wife, Kathleen Roberts agreed to advance up to $40,000.00 to the Company to complete its 2024 10-K and the subsequent Quarterly review on form 10-Q for the period ending March 31, 2025, as well as to pay some miscellaneous expenses required for the Company to complete the sale of its remaining OLCC Cannabis Retailer License in Oregon.

In April 2025, we suspended payroll to our employees at The Sacred Mushroom™ due to capital constraints and we are evaluating the operational structure of the facility with a view to restructuring operations in order to generate greater revenues as the Company seeks to gain additional financing.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of March 31, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $1,636,770, for the three months ended March 31, 2025 and net loss of $1,084,992 for the three months ended March 31, 2024. The net loss due to the close of a retail shop in Oregon as the company focused on moving our cannabis business overseas and concentrated on the development of our Psychedelic Medicine business and the launch of The Sacred Mushroom™ facility in Portland, Oregon. At March 31, 2025, the Company has a working capital deficiency of $9,580,900 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Kaya Brands International, Inc. (a Florida Corporation)

Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation) majority owned subsidiary of KBI)

Kaya Farms Greece, S.A. (a Greek Corporation) majority owned subsidiary of KBI)

Marijuana Holding Americas, Inc. (a Florida Corporation)

MJAI Oregon 1 LLC

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of March 31, 2025, Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 1, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

In 2024, FDT increased its authorized preferred stock from 85 shares to 90 shares. The Company previously held 41 shares of FDT preferred stock and received an additional 9 preferred shares during the year, bringing its total holdings to 50 shares. Following this, the Company holds 50 preferred shares and 1,000,000 shares of common stock, representing 54.1% of the total voting rights of FDT. Thereafter, FDT issued 3,115,000 shares of common stock in connection with the execution of several convertible note agreements, receiving total proceeds of $31,150. As a result of these issuances, the Company's ownership in FDT’s common stock was diluted to 52.3%. As of March 31, 2025, the Company continues to exercise majority control over FDT.

FDT initially held a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) along with an irrevocable option to acquire the remaining 51% stake in FDT1 after the sunsetting of the Oregon OHA Licensing requirement that Oregonian individuals must own a majority of any OHA Psilocybin License on January 1, 2025. On September 5, 2024, the Company issued 1,000,000 shares of common stock to FDT Oregon 1 LLC Oregon owners who are also the Company’s related parties, and acquired the remaining 51% equity interest of FDT Oregon 1 LLC shortly after January 1, 2025, as per the agreement. As of March 31, 2025, FDT exercised the option and FDT now owns 100% of FDT1.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of March 31, 2025 and December 31, 2024 is $188 and $90, respectively. Inventory allowance and impairment were $0 and $0 as of March 31, 2025 and December 31, 2024, respectively.

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

During the year ended December 31, 2024, the Company fully transitioned out of its cannabis-related business activities. As such, the Company no longer expects to be subject to the limitations of Section 280E on a going forward basis. Nonetheless, prior tax periods remain subject to audit, and there can be no assurance that the IRS will not challenge historical deductions associated with the Company’s former cannabis operations.

Provision for Income Taxes

We recorded no provision for income taxes for the three months ended March 31, 2025, compared to a provision of $2,819 for the three months ended March 31, 2024. The 2024 provision was solely related to the operations of MJAI, our former retail cannabis subsidiary, which was discontinued during 2024 and is now reported as a discontinued operation (see Note 4).

Although the Company believes it has sufficient net operating loss carryforwards to offset this liability, the tax provision was recorded as a conservative measure due to the limitations imposed by Section 280E of the Internal Revenue Code, which disallows the deduction of most operating expenses for cannabis-related businesses. As the Company has fully exited cannabis operations, we do not expect Section 280E to impact our tax position in future periods.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at March 31, 2025
Assets	Level 1	Level 2	Level 3
Cash	$50,718	$—	$—
Total Assets	50,718	—	—

Liabilities
Convertible debentures, net of discounts of $373,706	—	—	8,826,516
Derivative liabilities	—	—	3,599,679
Total liabilities	—	—	12,426,195
Total	$50,718	$—	$(12,426,195)

	Fair Value Measurements at December 31, 2024
Assets	Level 1	Level 2	Level 3
Cash	$39,668	$—	$—
Total Assets	39,668	—	—

Liabilities
Convertible debentures, net of discounts of $440,590	—	—	8,564,632
Derivative liabilities	—	—	2,497,275
Total liabilities	—	—	11,061,907
Total	$39,668	$—	$(11,061,907)

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

To confirm, all of our OLCC licensed cannabis retail sales operations and our OHA Licensed Psilocybin Service Center operations are conducted and operated on a “cash and carry” basis- product(s) from our inventory accounts and Psilocybin Facilitation Services are sold to the customer(s) and the customer settles the account at time of receipt of product/services via cash payment at our retail store (our OHA Licensed Service also accepts credit card payments but for services only) ; the transaction(s) are recorded at the time of sale in our point-of-sale software system. Revenue is only reported after the product has been delivered to the customer and the customer has paid for the product with cash.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2025.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Segment reporting

The Company operates as a single reportable segment focused on the development and operation of psychedelic treatment facilities. The Company does not operate separate lines of business or discrete business units. Accordingly, the Company has determined it has one reportable segment. The Company’s chief operating decision maker (“CODM”), Craig Frank, the Company’s Chief Executive Officer, reviews consolidated financial information to assess performance and allocate resources. As of March 31, 2025, all of the Company’s operations, revenues, and long-lived assets are located in the United States. The Company’s former cannabis operations have been discontinued and are presented separately as discontinued operations in accordance with ASC 205-20.

Discontinued operation

As of March 31, 2025, the Company ceased operations of its retail marijuana business, MJAI, which was previously its primary revenue-generating subsidiary. MJAI's operations were discontinued during the six months ended June 30, 2024, and no revenue or operating activity has occurred since that date. The retail store was fully closed following the cessation of operations, and the Company no longer maintains involvement in or influence over MJAI’s business activities. As a result, MJAI was reported as a discontinued operation. See Note 4.

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

NOTE 4 – DISCONTINUED OPERATIONS

During the six months ended June 30, 2024, the Company ceased operations of its wholly owned subsidiary, MJAI, a retail marijuana dispensary based in Oregon. While the Company did not formally sell the MJAI business during the three months ended March 31, 2025, operations were effectively discontinued during the second quarter of 2024, and the dispensary has remained closed since that time. Kaya has had no further operating activity or income from MJAI following the closure.

The Company plans to pursue a potential sale of the MJAI business and remaining assets in the second quarter of 2025. As a result of the closure and strategic shift in operations, the MJAI segment is considered a discontinued operation as defined under ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The Company retains ownership of MJAI, and its assets and liabilities remain consolidated in the financial statements. The results of MJAI’s operations have been presented separately from continuing operations for all periods presented in the accompanying consolidated financial statements.

The following table presents the summary of operating results from discontinued operations for the three months ended March 31, 2025, and 2024:

Marijuana Holdings Americas, Inc.

Consolidated Statements of Operations

	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Net sales	$—	$28,009

Cost of sales	—	13,406

Gross profit	—	14,603

Operating expenses:
Salaries and wages	231	44,915
General and administrative	892	29,444
Total operating expenses	1,123	74,359

Operating loss	(1,123)	(59,756)

Net income (loss) from discontinued operations before income taxes	(1,123)	(59,756)

Provision for Income Taxes	—	—

Net income (loss) from discontinued operations	(1,123)	(59,756)

Although MJAI’s operations ceased during the year 2024, the Company retained control of the subsidiary as of March 31, 2025. Accordingly, MJAI was not deconsolidated, and its assets and liabilities remain included in the Company’s consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Cash Flow Disclosures from Discontinued Operations

For the three months ended March 31, 2025 and 2024, the MJAI discontinued operation had net cash used in operating activities of $1,123 and $59,756, respectively. These amounts are reflected as a separate line item in the Company’s consolidated statements of cash flows. All other MJAI-related cash flows remain included in the consolidated operating, investing, and financing activities, as the Company retains ownership of MJAI’s assets and liabilities.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Vehicle	$24,000	$24,000
Computers	30,713	30,713
Machinery and equipment	55,067	55,067
Furniture and fixtures	56,978	56,978
HVAC	25,000	25,000
Land	17,703	17,703
Leasehold improvements	59,442	59,442
Less: Accumulated depreciation	(224,715)	(222,772)
Property and equipment, net	$44,188	$46,131

Depreciation expense totaled $1,943 and $957 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6 – NON-CURRENT ASSETS

Other assets consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Other receivable	10,816	10,355
Rent deposits	12,925	12,925
Security deposits	5,491	5,491
Total Non-current assets	29,232	28,771

During the three months ended March 31, 2025, our other receivables increased $461, related to changes of currency exchange rate.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accounts payable	609,072	586,824
Accrued expenses	39,973	45,139
Total	649,045	631,963

NOTE 8 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 3.89% to 4.23%, volatility ranging from 133.95% to 157.12%, trading prices $0.04 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $3,599,679 at March 31, 2025 and $2,497,275 at December 31, 2024. As of March 31, 2025, the Company had one new convertible note in the amount of $195,000 due in December 31, 2026.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			3/31/2025	12/31/2024

A	Convertible	X		15.0%	1-Jan-17	$25,000	$ 25,000
B	Convertible		X	8.0%	31-Dec-26	82,391	82,391
C	Convertible		X	8.0%	31-Dec-26	41,195	41,195
D	Convertible		X	8.0%	31-Dec-26	262,156	262,156
O	Convertible		X	8.0%	31-Dec-26	136,902	136,902
P	Convertible		X	8.0%	31-Dec-26	66,173	66,173
Q	Convertible		X	8.0%	31-Dec-26	65,274	65,274
S	Convertible		X	8.0%	31-Dec-26	63,205	63,205
T	Convertible		X	8.0%	31-Dec-26	313,634	313,634
CC	Convertible	X		12.0%	1-Jan-24	110,000	110,000
KK	Convertible		X	8.0%	31-Dec-26	188,000	188,000
LL	Convertible		X	8.0%	31-Dec-26	749,697	749,697
MM	Convertible		X	8.0%	31-Dec-26	124,690	124,690
NN	Convertible		X	8.0%	31-Dec-26	622,588	622,588
OO	Convertible		X	8.0%	31-Dec-26	620,908	620,908
PP	Convertible		X	8.0%	31-Dec-26	611,428	611,428
QQ	Convertible		X	8.0%	31-Dec-26	180,909	180,909
RR	Convertible		X	8.0%	31-Dec-26	586,804	586,804
SS	Convertible		X	8.0%	31-Dec-26	174,374	174,374
TT	Convertible		X	8.0%	31-Dec-26	345,633	345,633
UU	Convertible		X	8.0%	31-Dec-26	171,304	171,304
VV	Convertible		X	8.0%	31-Dec-26	121,727	121,727
XX	Convertible		X	8.0%	31-Dec-26	112,734	112,734
YY	Convertible		X	8.0%	31-Dec-26	173,039	173,039
ZZ	Convertible		X	8.0%	31-Dec-26	166,603	166,603
AAA	Convertible		X	8.0%	31-Dec-26	104,641	104,641
BBB	Convertible		X	8.0%	31-Dec-26	87,066	87,066
DDD	Convertible		X	8.0%	31-Dec-26	75,262	75,262
EEE	Convertible		X	8.0%	31-Dec-26	160,619	160,619
GGG	Convertible		X	8.0%	31-Dec-26	79,992	79,992
JJJ	Convertible		X	8.0%	31-Dec-26	52,455	52,455
LLL	Convertible		X	8.0%	31-Dec-26	77,992	77,992
MMM	Convertible		X	8.0%	31-Dec-26	51,348	51,348
PPP	Convertible		X	8.0%	31-Dec-26	95,979	95,979
SSS	Convertible		X	8.0%	31-Dec-26	75,000	75,000
TTT	Convertible		X	8.0%	31-Dec-26	80,000	80,000
VVV	Convertible		X	8.0%	31-Dec-26	75,000	75,000
WWW	Convertible		X	8.0%	31-Dec-26	60,000	60,000
XXX	Convertible		X	8.0%	31-Dec-26	100,000	100,000
YYY	Convertible		X	8.0%	31-Dec-26	50,000	50,000
ZZZ	Convertible		X	8.0%	31-Dec-26	40,000	40,000
AAAA	Convertible		X	8.0%	31-Dec-26	66,000	66,000
EEEE	Convertible		X	10.0%	31-Dec-26	15,000	15,000
FFFF	Convertible		X	10.0%	31-Dec-26	60,000	60,000
GGGG	Convertible		X	10.0%	31-Dec-26	150,000	150,000
HHHH	Convertible		X	10.0%	31-Dec-26	107,500	107,500
IIII	Convertible		X	10.0%	31-Dec-26	150,000	150,000
JJJJ	Convertible		X	10.0%	31-Dec-26	150,000	150,000
kkkk	Convertible		X	10.0%	31-Dec-26	175,000	175,000
LLLL	Convertible		X	10.0%	31-Dec-26	250,000	250,000
MMMM	Convertible		X	10.0%	31-Dec-26	250,000	250,000
NNNN	Convertible		X	10.0%	31-Dec-26	250,000	250,000
OOOO	Convertible		X	10.0%	31-Dec-26	195,000

Total Convertible Debt						9,200,222	9,005,222
Less: Discount						(373,705)	(440,590)
Convertible Debt, Net of Discounts						$8,826,517	$8,564,632
Convertible Debt, Net of Discounts, Current						$242,500	$135,000
Convertible Debt, Net of Discounts, Long-term						$8,584,017	$8,429,632

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

On January 23, 2025, the Company issued a secured convertible promissory note to CVC International LTD in the principal amount of $195,000, bearing interest at 10% per annum and maturing on December 31, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.08 per share, subject to certain adjustment provisions. The note includes a price protection mechanism: if the average closing price of the Company’s common stock for the 20 trading days preceding the conversion notice is less than $0.16 per share, the conversion price is adjusted to the lesser of (i) 50% of that 20-day average or (ii) $0.08 per share, but in no event lower than $0.02 per share. The Company has also granted the holder a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 in principal and/or accrued interest converted. Additionally, the note includes an acceleration clause if certain key individuals are no longer with the Company, and it ranks senior to all other existing and future indebtedness not designated as senior. The Company may prepay the note in whole or in part, subject to a minimum of six months’ interest and a 10-day advance notice, during which the holder may still elect to convert. As the conversion terms include variable pricing features and contingent adjustments, the Company accounted for the embedded derivative under ASC 815-15, "Embedded Derivatives." Accordingly, a derivative liability was initially recognized, with a corresponding discount on the convertible note. The discount is being amortized to interest expense over the term of the note. As of March 31, 2025, the full principal of $195,000 remains outstanding. No conversions or prepayments had occurred as of the reporting date.

NOTE 9 – NON-CONVERTIBLE DEBT

  NON-CONVERTIBLE DEBT

	March 31, 2025	December 31, 2024
Current non-convertible notes	70,920	9,312
Non-current non-convertible notes	-	61,608
Total non-convertible notes	$70,920	$70,920
Breakdown
CBD Growth Partners	$9,312	$9,312
CVC 46	61,608	61,608
Total non-convertible notes	70,920	70,920

(a) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of December 31, 2024 with an outstanding balance of $9,312.

(b) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. At the end of September 2023, the company paid $5,000, which is 10% of the total revenues from all sources of Kaya Holdings, Inc to the Holder and the Holder agreed to reinvest it as the additional of the note. On October 6, 2023, the Company received another $145,000 from the same investor to increase the promissory note to $500,000 total. As of September 30, 2024, Cayman Venture Capital Fund reinvested $29,000 of accrued interest from promissory notes into convertible notes and FDT stock purchases. In connection with this reinvestment, the Fund executed three convertible promissory notes, each with a principal amount of $150,000, and received a total of 900,000 FDT shares. On July 22, 2024, $16,975 of accrued interest and $36,025 of principal were reinvested into an additional 10 units, which included $175,000 of convertible debt and 350,000 FDT shares. On September 13, 2024, $6,730 of accrued interest and $123,270 of principal were reinvested into an additional 10 units, which included $250,000 of convertible debt and 500,000 FDT shares. On October 29, 2024, $4,288 of accrued interest and $125,712 of principal were reinvested into an additional 10 units, which included $250,000 of convertible debt and 500,000 FDT shares. On December 4, 2024, $2,116 of accrued interest and $152,884 principal was reinvested into an additional 10 units, which included $250,000 convertible debt and 500,000 FDT shares. As of March 31, 2025, the outstanding balance of the note is $61,608.

Related Party
	March 31, 2025	December 31, 2024
Loan payable - Stockholder, 0%, Due December 31, 2027 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which interest was $5,548 and $5,610 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the balance of the debt was $250,000. On December 31, 2024, the Company entered into an agreement to further extend the debt until December 31, 2027, with no additional interest for the extension period.

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

On September 5, 2024, the Board of Directors approved the issuance of 15,300,000 shares of common stock to the officers, directors and consultants. And another 1,000,000 shares of common stock issued to FDT Oregon 1 LLC owners who are also the Company’s related parties to acquire 51% equity interest of FDT Oregon 1 LLC after January 1, 2025 per the agreement.  FDT Oregon 1 LLC was consolidated in the Company’s financial. The shares were issued in accordance with Rule 144. The shares were valued at the market price of $0.041 per share on the date of issuance.

As of March 31, 2025, there were 41,572,835 shares of common stock outstanding and 1,100,000 shares subscription payable.

Treasury Stock

As of March 31, 2025, the Company held 8,334 shares of its own common stock as treasury stock, which are recorded at cost using the cost method in accordance with ASC 505-30, Treasury Stock. These shares were originally issued in 2015 as part of a consulting agreement and were returned to the Company in 2016 pursuant to a settlement agreement with the service provider.

Although the shares were returned in 2016, they were not previously recorded as treasury stock. Upon review during the preparation of the 2024 financial statements, the Company determined that these shares should be properly reflected as issued but not outstanding. Accordingly, as of March 31, 2025 and December 31, 2024, 8,334 shares are reported as treasury stock, with a total recorded cost of $18,000 and have been excluded from shares outstanding in the computation of earnings per share.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 3.89% to 4.23%, volatility ranging from 133.95% to 157.12%, trading prices was $0.04 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $3,599,679 at March 31, 2025 and $2,497,275 at December 31, 2024, respectively.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follows:

Balance as of December 31, 2024	$2,497,275
Change in Derivative values	1,029,325
Initial derivative	73,079
Balance as of March 31, 2025	$3,599,679

The Company recorded the debt discount to the extent of the gross proceeds raised and expanded immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $73,079 and $558,876 for the new notes issued as of March 31, 2025 and December 31, 2024, respectively.

The Company recorded a change in the value of embedded derivative liabilities loss of $1,029,325 and $621,921 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 12 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $373,705 and $440,590 as of March 31, 2025 and December 31, 2024, respectively.

The Company recorded the amortization of debt discount of $139,964 and $5,638 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and no interest accrued until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS. The remaining $250,000 is not convertible and booked in related party notes payable as of March 31, 2025.

In February, 2018, the Company passed a Corporate Resolution that included a provision to enter into amended consulting agreements with two parties: Tudog International Consulting, Inc., which provides CEO services through Craig Frank, an officer and related party of the Company, and BMN Consultants, Inc., which provides business development and financial consulting services through William David Jones, a non-officer and non-related party consultant. The agreement was approved by the Board of Directors for a term of three years retroactive to January 1, 2018 and provided each consulting entity monthly compensation of $25,000 under the respective agreements. The agreements were never formalized beyond the corporate resolution and all provisions of the contemplated agreements expired at the end of the Term with the exception that the Company has maintained that level of compensation to the parties beyond the expiration of the term of the called for agreements.

Due to the Company's liquidity constraints, compensation has been paid only in part during the periods presented. As of March 31, 2024, the Company had recorded total accrued compensation of approximately $500,000, with $250,000 attributable to Tudog International Consulting, Inc. and $250,000 to BMN Consultants, Inc. By agreement of the parties, the unpaid balances are deferred and not payable until December 1, 2026, and have been classified as long-term liabilities. As of March 31, 2025, total current accrued compensation increased to $831,273, consisting of $415,637 due to Tudog International Consulting, Inc. and $415,637 due to BMN Consultants, Inc..

On July 28, 2021, the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of March 31, 2025, the Company had $138,227 due to Bruce.

In 2023, The Tudog Group, BMN Consultants, Inc, Inc and 495 Oxford Consulting, Inc (which all provide services to the Company through Craig Frank and William David Jones), forgave a total of $38,329 of payable expense. The payable forgiveness was recorded as Additional paid in capital.

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

Effective June 1, 2019, the Company entered into an operating lease for office space in Fort Lauderdale, Florida, with an initial two-year term expiring on May 31, 2021, at a monthly base rent of $1,802. The lease was subsequently extended for one year on June 1, 2021, and again on June 1, 2022. The monthly lease payment, including sales tax and operating expenses, was $2,136. Although the lease was originally scheduled to terminate on May 30, 2023, the Company extended the lease again on October 1, 2023, on a short-term basis. The Company continued leasing the property on a month-to-month basis until it terminated the lease and vacated the premises during the first quarter of 2025. As of March 31, 2025, the Company no longer maintains a lease obligation related to this property.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to April 30, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. In February 2024, the landlord and the Company agreed to terminate the lease and the Company own $8,650 rent after $5,000 against the rent deposit. As of March 31, 2025, lease liabilities and right of use assets were all $0.

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

The Company has right-of-use assets of $21,274 and operating lease liabilities of $21,274 as of March 31, 2025.

Rent expenses for the three months ended March 31, 2025 and 2024 were $53,549 and $29,315, respectively. The big changes were due to the new lease in Oregon.

Maturity of Lease Liabilities at March 31, 2025
Amount
2025	21,522
2026	-
Total lease payments	21,522
Less: Imputed interest	(248)
Present value of lease liabilities	$21,274

Maturity of Lease Liabilities at December 31, 2024
Amount
2024	53,805
2025	-
Total lease payments	53,805
Less: Imputed interest	(1,231)
Present value of lease liabilities	$52,574

Operating Lease Liability	Remaining months	Weighted average
As of March 31, 2025	remaining term
21,274	2	2

Operating Lease Liability	Remaining months	Weighted average
As of December 31, 2024	remaining term
52,574	8	8

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 17, 2024, the Company reached a settlement agreement with P3 Distributing L.L.C. in connection with a lawsuit filed in the Marion County Circuit Court, Case No. 24CV08588. Under the terms of the settlement, the Company is required to make monthly payments of $300 for a period of 18 months beginning September 30, 2024. In addition, a balloon payment of $11,779 is due at the conclusion of the payment schedule. The Plaintiff has agreed to dismiss the lawsuit without prejudice and not to file the Stipulated General Judgment with the court as long as the Company makes timely payments. In the event of a default, the Plaintiff retains the right to reinstate the lawsuit and file the Stipulated General Judgment. The total amount of the settlement is $17,179. As of March 31, 2025, the Company complies with the settlement agreement terms.

Note 16 - SEGMENT REPORT

The Company operates as a single reportable business segment, focused on the development and operation of psychedelic treatment facilities. The Company does not maintain separate lines of business or discrete operating units. Accordingly, management has concluded that the Company operates in one segment.

The Company’s chief operating decision maker (“CODM”), Craig Frank, the Chief Executive Officer, reviews consolidated operating results to assess performance and allocate resources. Financial performance is evaluated based on consolidated operating income, which includes revenue and directly attributable operating expenses. This measure is the primary metric used in internal decision-making and resource allocation.

The Company’s segment disclosures are presented in accordance with the guidance outlined in ASC 280, Segment Reporting, including ASC 280-10-50-22 through 50-30, which require entities to disclose financial information about their operating segments to provide users of financial statements with an understanding of the business activities and their performance.

As of March 31, 2025, all of the Company’s operations, revenues, and long-lived assets are located in the United States, primarily in Florida and Oregon, where the Company’s treatment facilities are based.

As disclosed in Note 4 to the consolidated financial statements, during the six months ended June 30, 2024, the Company ceased operations of its MJAI retail marijuana business, which had historically represented its primary operating segment. Following this operational shutdown, MJAI ceased to generate revenue and is no longer considered part of continuing operations. Although the Company retains ownership of MJAI as of March 31, 2025, it intends to pursue the sale of MJAI and its related assets during the second quarter of 2025. Accordingly, the MJAI segment is presented as a discontinued operation in the consolidated financial statements in accordance with ASC 205-20.

The Company has no other operating segments that meet the quantitative thresholds for separate disclosure, and a reconciliation of segment totals is not required given the single-segment structure.

The following table presents segment revenue, segment profit or loss, and significant segment expenses.

	For Three Months ended March 31, 2025	For Three Months ended March 31, 2024
Gross profit	2,082	—
Less:
Professional fees	177,750	189,425
Salaries and wages	39,903	—
General and administrative	93,967	49,405
Interest expense	197,481	180,330
Amortization of debt discount	139,964	5,638
Change in derivative liabilities expense	1,029,325	621,921
Other Segment Items(a)	—	(3,614)
Segment Net profit	(1,676,308)	(1,043,105)
Reconciliation of profit or loss	—	—
Adjustments and reconciling items	—	—
Provision for Income Taxes	—	(2,819)
Net income (loss) from discontinued operations	(1,123)	(59,756)
Net income (loss) attributed to non-controlling interest	(40,661)	(20,688)
Consolidated net income	$(1,636,770)	$(1,084,992)

(a)	Other segment items included in Segment net income includes other income (expenses).

NOTE 17 - INCOME TAXES

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of March 31, 2025 and December 31, 2024, we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2025 and 2024 are 21% and 21%, respectively

The Company has net operating loss carry forwards of approximately $19,187,039 at March 31, 2025 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	March 31, 2025	December 31, 2024
Deferred Tax Asset	4,029,268	3,934,643
Valuation Allowance	(4,029,268)	(3,934,643)
Net Deferred Tax Asset	$—	$—

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $0 during the three months ended March 31, 2025, compared to $2,819 during the three months ended March 31, 2024. The 2024 provision relates entirely to the operations of MJAI, our former retail cannabis business, which was discontinued during the year and is now reported as a discontinued operation (see Note 4). Although we have net operating loss carryforwards that we believe are available to offset this liability, the tax arises under Section 280E of the Internal Revenue Code, which disallows deductions for businesses trafficking in controlled substances, including cannabis. As a conservative measure, we accrued this liability in connection with MJAI’s taxable activity prior to its closure.

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued.

On April 6, 2025, the Company was notified of the death of David M L Roberts, Managing Director of CVC International LTD, the Cayman Investment company that has historically provided the bulk of the Company’s financing. While CVC did not have any contractual obligations requiring them to make any further advances to the Company, Mr. Roberts’ Estate advanced $40,000 to the Company to complete its reporting requirements (including its Annual Report on Form 10-K for the year ended December 31, 2024 and its subsequent Quarterly report on Form 10-Q for the period ended March 31, 2025), and also to pay some expenses required for the Company to complete the sale of its remaining OLCC Cannabis Retailer License in Oregon. Mr. Roberts’ Estate also agreed to provide an additional $10,000 to the Company to renew the Company’s OHA Psilocybin Service Center License.

On April 9, 2025 the Company entered into an agreement to sell its remaining OLCC Cannabis Retail License in Oregon. The purchase price of $75,000 has been escrowed and the Company is awaiting for the License to be renewed and transferred to the buyer, subject to OLCC Licensing approval.

In April 2025, we suspended payroll to our employees at The Sacred Mushroom™ due to capital constraints and we are evaluating the operational structure of the facility with a view to restructuring operations in order to generate greater revenues as the Company seeks to gain additional financing.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Revenues

We generated revenues from continuing operations of $7,052 for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. These revenues were primarily related to the early-stage development of our Psychedelic Medicine business, including The Sacred Mushroom™ facility in Portland, Oregon.

Revenues from discontinued operations, which reflect our former cannabis retail business under Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), totaled $0 for the three months ended March 31, 2025, compared to $28,009 for the three months ended March 31, 2024. The significant decrease in discontinued revenues was due to the closure of our last remaining retail dispensary in Oregon during the first half of 2024, in line with our strategic shift away from the U.S. cannabis retail market. As a result, MJAI was classified as a discontinued operation for the three months ended March 31, 2025.

Cost of Sales

Cost of sales from continuing operations was $4,970 for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024, reflecting the cost of our Psychedelic Medicine business in the early-stage.

Cost of sales from discontinued operations, related to our former retail cannabis business under MJAI, was $0 for the three months ended March 31, 2025, compared to $13,406 for the three months ended March 31, 2024. The decrease corresponds with the closure of MJAI’s dispensary operations during the first half of 2024 and the resulting wind-down of cannabis-related retail activity.

Operating Expenses

General and administrative expenses from continuing operations were $93,967 for the three months ended March 31, 2025, compared to $49,405 for the three months ended March 31, 2024. Salaries and wages from continuing operations totaled $39,903 for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. General and administrative expenses from discontinued operations were $892 for the three months ended March 31, 2025, compared to $29,444 for the three months ended March 31, 2024. Salaries and wages from discontinued operations totaled $231 for the three months ended March 31, 2025, compared to $44,915 for the three months ended March 31, 2024. The changes primarily reflect the wind-down of MJAI’s cannabis retail operations and the pre-opening expenses associated with the launch of The Sacred Mushroom™ facility.

Professional fees from continuing operations were $177,750, for the three months ended March 31, 2025, compared to $189,425 for the three months ended March 31, 2024. Professional fees from discontinued operations totaled $0 and $0 for the three months ended March 31, 2025 and 2024, respectively. The overall decrease in professional fees was primarily driven by stock-based compensation issued during 2024.

After giving effect to all of the foregoing, operating expenses from continuing operations were $311,620 for the three months ended March 31, 2025, compared to $238,830 for the three months ended March 31, 2024. Operating expenses from discontinued operations totaled $1,123 and $74,359 for the three months ended March 31, 2025 and 2024, respectively. Correspondingly, the Company recorded an operating loss from continuing operations of $ 309,538 and 238,830 for the three months ended March 31, 2025 and 2024, respectively. Operating loss from discontinued operations was $1,123 and $59,756 for the three months ended March 31, 2025, and 2024, respectively.

Interest expense

Interest expense from continuing operations was $197,481 for the three months ended March 31, 2025, as compared to $180,330 for the three months ended March 31, 2024, reflecting a slight increase of additional debt incurred in 2025. Interest expense from discontinued operations was $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Net Income (Loss)

After giving effect to an operating loss of $ 309,538, interest expense of $197,481, amortization of debt discount of $139,964, and change in derivative liabilities expense of $1,029,325 arising from the increase of our stock prices which decreased the volatility factors used in the derivative calculations. Net loss from discontinued operations for the same period was $1,123, which includes the results of MJAI’s cannabis retail business prior to its closure in Q2 2024.We had net loss from non-controlling interest of $40,661 for the three months ended March 31, 2025. Additionally, the Company has accrued a tax liability of $902,166 related to potential taxes due under the IRS Code 280E.

This compares to a net loss from non-controlling interest of $20,688 for the three months ended March 31, 2024, after giving effect to an operating loss of $238,830, interest expense of $180,330, amortization of debt discount of $5,638, and derivative liabilities expense of $621,921, offset by the gain from other income of $3,614. Net loss from discontinued operations was $59,756, and from non-controlling interest net loss was $20,688, during three months ended March 31, 2024. The net loss attributable to the Company for the three months ended March 31, 2025 was $1,636,770 and net income attributable to the Company for the three months ended March 31, 2024 was $1,084,992.

Liquidity and Capital Resources

During the first three months of 2025 our cash position increased by $11,050 to $50,718, and our negative working capital deficit was $9,580,900.

As of March 31, 2025, our working capital consisted of cash of $50,718, inventories of $188 and prepaid expenses of $28,917 as compared to cash of $39,668, inventories of $90 and prepaid expenses of $28,180 as of December 31, 2024.

Our current liabilities include accounts payable and accrued expenses of $649,045, accounts payable and accrued expenses-related parties of $978,099, current portion of accrued interest of $3,197,040, current portion of lease liability of $21,274, tax liability of $902,166, convertible notes payable- net of discount of $242,500, notes payable of $70,920 and derivative liabilities of $3,599,679 as of March 31, 2025.

As compared to current liabilities include accounts payable and accrued expenses of $631,963, accounts payable and accrued expenses-related parties of $869,864, current portion of accrued interest of $3,005,107, current portion of lease liability of $52,574, tax liability of $902,166, convertible notes payable- net of discount of $135,000, notes payable of $9,312 and derivative liabilities of $2,497,275 as of December 31, 2024.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2025 and 2024:

	Three Months Ending March 31, 2025	Three Months Ending March 31, 2024
Net cash used in operating activities	$(183,574)	$(118,456)
Net cash provided by investing activities	—	6,650
Net cash provided by financing activities	195,000	217,500
Effects of currency translation on cash and cash equivalents	747	(49)
Net cash used in operating activities from discontinued operations	(1,123)	(59,756)
Net increase in cash	$11,050	$45,889

Cash Used in Operating Activities

During the three months ended March 31, 2025, from continuing operations, we had cash of $183,574 used in operating activities, as compared to cash used in operations of $118,456 in 2024. From discontinued operations, we had cash of 1,123 and $59,756 used in operating activities during the three months ended March 31, 2025 and 2024, respectively.

Cash Provided by Investing Activities

During the three months ended March 31, 2025, we had no cash activities under investing activities, as compared to $6,650 cash provided by investing activities in 2023. Cashflow in 2025 decreased due to retail business closed in Oregon.

Cash Provided by Financing Activities

During the three months ended March 31, 2025, $195,000 of notes payable was issued, as compared to $217,500 of notes payable was issued in 2024.

Additional Capital

At March 31, 2025, we had cash of $50,718 and a working capital deficiency of $9,580,900 as compared to cash of $39,668 and a working capital deficiency of $8,035,323 at December 31, 2024.

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

Provision for Income Taxes

We recorded a provision for income taxes of $0 for the three months ended March 31, 2025, compared to $2,819 for the three months ended March 31, 2024. Although we have net operating losses that we believe are available to offset this tax liability, it arises under Section 280E of the Internal Revenue Code due to our cannabis-related operations. As a conservative measure, we have accrued this liability in connection with our discontinued business.

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

Financing Transactions

On January 23, 2025, the Company entered into a convertible promissory note with the Institutional Investor for $195,000 in capital and the funds were drawn down by the Company during Q-1 2025. The $195,000 was utilized for general working capital.

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

Additionally, in the event that the Maker completes an issuance or sale of Preferred Shares, Debt, etc. (the "Other Debt Or Securities") or securities of one of its subsidiaries, then the Payee shall have the right to convert the Note into the Other Debt Or Securities, or securities of one of its subsidiaries on the same terms as those offered to any other investor using any Balance Due owed to Payee at that time.

Use of Proceeds

The proceeds from financing transactions that the Company has and may enter into will be used for general working capital to fund our growth plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of March 31, 2025. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of March 31, 2025 is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of March 31, 2025.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2025 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

▪

 Lack of controls over related party transactions: As  of  March 31, 2025, the  Company  did  not  establish a  formal  written  policy  for  the  approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended March 31, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time KAYS be party to various legal proceedings in the ordinary course of business, but during Q-1 2025 there were no new legal proceedings involving the Company.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please see Note 8 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report with respect to unregistered sales of securities during the three months ended March 31, 2025.

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

Dated: May 21, 2025

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

 61