Form 10-Q
period 2025-06-30
Kaya Holdings, Inc.
filed 2025-08-27
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2025

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

[ ] Large accelerated filer [ ] Accelerated filer

[X] Non-accelerated filer [X] Smaller reporting company

[ ] Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

As of August 27, 2025, the Issuer had 41,572,835 shares of its common stock outstanding.

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

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

ASSETS
	(Unaudited)	(Audited)
	June 30, 2025	December 31, 2024
CURRENT ASSETS:
Cash and equivalents	$48,146	$39,668
Inventory	258	90
Prepaid expenses	30,473	28,180
Total current assets	78,877	67,938

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	—	52,574
Property and equipment, net of accumulated depreciation of $226,657 and $222,772 as of June 30, 2025 and December 31, 2024, respectively	42,246	46,131
Goodwill	26,607	20,955
Other Assets	106,700	28,771
Total non-current assets	175,553	148,431

Total assets	$254,430	$216,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$647,680	$631,963
Accounts payable and accrued expense-related parties	836,050	869,864
Accrued interest, current	3,395,249	3,005,107
Right-of-use liability - operating lease	—	52,574
Taxable Payable	902,166	902,166
Convertible notes payable, net of discount of $0, and $0	242,500	135,000
Notes payable, current	160,920	9,312
Derivative liabilities	5,827,706	2,497,275
Other current liabilities	75,000	—
Total current liabilities	12,087,271	8,103,261

NON-CURRENT LIABILITIES:
Accrued expense-related parties	500,000	500,000
Notes payable, non current	—	61,608
Notes payable-related party	250,000	250,000
Convertible notes payable, net of discount of $358,799 and $440,590	8,703,923	8,429,632
Total non-current liabilities	9,453,923	9,241,240

Total liabilities	21,541,194	17,344,501

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock , par value $.0001; 1,500,000,000 shares authorized; 41,572,835 shares issued, 41,564,501 outstanding as of June 30, 2025 and 41,572,835 shares issued, 41,564,501 outstanding as of December 31, 2024	4,157	4,157
Subscriptions payable	163,630	163,630
Treasury stock, at cost, 8,334 shares as of June 30, 2025 and December 31, 2024, respectively	(18,000)	(18,000)
Additional paid in capital	23,395,007	23,378,849
Accumulated deficit	(42,656,207)	(38,543,119)
Accumulated other comprehensive income	(9,220)	(15,571)
Total stockholders' deficit attributable to parent company	(19,120,633)	(15,030,054)
Non-controlling interest	(2,166,131)	(2,098,078)
Total stockholders' deficit	(21,286,764)	(17,128,132)

Total liabilities and stockholders' deficit	$254,430	$216,369

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The	For The	For The	For The
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net sales	$17,149	$—	$10,097	$—

Cost of sales	11,705	—	6,735	—

Gross profit	5,444	—	3,362	—

Operating expenses:
Professional fees	145,025	359,772	71,275	170,347
Salaries and wages	60,624	—	20,721	—
General and administrative	167,917	219,631	73,950	170,226
Total operating expenses	373,566	579,403	165,946	340,573

Operating loss	(368,122)	(579,403)	(162,584)	(340,573)

Other income (expense):
Interest expense	(401,300)	(349,893)	(203,819)	(169,563)
Amortization of debt discount	(177,308)	(26,795)	(37,344)	(21,157)
Change in derivative liabilities expense	(3,234,914)	325,245	(2,205,589)	947,166
Other income (expense)	—	3,614	—	—

Total other income (expense)	(3,813,522)	(47,829)	(2,446,752)	756,446

Net loss from continuing operations before income taxes	(4,181,644)	(627,232)	(2,609,336)	415,873

Provision for Income Taxes	—	—	—	—

Net income (loss) - from continued operations	(4,181,644)	(627,232)	(2,609,336)	415,873

Net Income (loss) from discontinued operations before tax	(1,123)	(118,419)	—	(58,663)
Provision for income taxes on discontinued operations	—	(2,819)	—	—
Net income (loss) - from discontinued operations	(1,123)	(121,238)	—	(58,663)

Net income (loss)	(4,182,767)	(748,470)	(2,609,336)	357,210

Net income (loss) attributed to non-controlling interest	(69,679)	(65,870)	(29,018)	(45,182)

Net income (loss) attributed to Kaya Holdings, Inc.	(4,113,088)	(682,600)	(2,580,318)	402,392

Basic net income (loss) from continuing operations per common share	$(0.10)	$(0.03)	$(0.06)	$0.02
Basic net income (loss) from discontinued operations per common share	$(0.00)	$(0.00)	$—	$(0.00)
Basic net income (loss) per common share	$(0.10)	$(0.03)	$(0.06)	$0.02

Weighted average number of common shares outstanding - Basic	42,664,501	22,172,835	42,664,501	22,172,835

Diluted net income (loss) from continuing operations per common share	$(0.10)	$(0.03)	$(0.06)	$0.00
Diluted net income (loss) from discontinued operations per common share	$(0.00)	$(0.00)	$—	$(0.00)
Diluted net income (loss) per common share	$(0.10)	$(0.03)	$(0.06)	$0.00

Weighted average number of common shares outstanding - Diluted	42,664,501	22,172,835	42,664,501	221,973,896

The accompanying notes are an integral part of these consolidated financial statements.

  Kaya Holdings, Inc. and Subsidiaries

  Consolidated Statements of Comprehensive Income (Loss)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The	For The	For The	For The
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net income (loss)	$ (4,113,088)	$(682,600)	$(2,580,318)	$402,392

Other comprehensive income (loss):
Foreign currency adjustments	7,977	(1,684)	5,413	(316)

Comprehensive income (loss)	(4,105,111)	(684,284)	(2,574,905)	402,076

Comprehensive loss attributable to non-controlling interest	(69,679)	(20,688)	(29,018)	(45,182)

Comprehensive income (loss) attributable to Kaya Holdings	(4,035,432)	(663,596)	(2,545,887)	447,258

The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

										Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit

	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Treasury Stock		Subscription Payable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance, December 31, 2023 (Audited)	-	-	40	-	22,172,835	$ 2,217	8,334	$ (18,000)	$ 163,630	$ 22,531,739	$ (36,462,263)	$ (12,617)	$ (1,955,194)	$ (15,750,488)

Imputed interest	-	-	-	-	-	-	-	-	-	5,610	-	-	-	5,610

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-	-	-	-	6,650	-	-	-	6,650

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	(997)	(687)	(1,684)

Net Loss	-	-	-	-	-	-	-	-	-	-	(1,084,992)	-	(20,688)	(1,105,680)

Balance, March 31, 2024	-	-	40	-	22,172,835	2,217	8,334	(18,000)	163,630	22,543,999	(37,547,255)	(13,614)	(1,976,569)	(16,845,592)

Imputed interest	-	-	-	-	-	-	-	-	-	5,609	-	-	-	5,609

Equity transaction (sale of subsidiary's stock)	-	-	-	-	-	-	-	-	-	6,000	-	-	-	6,000

Translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(252)	(64)	(316)

Net income	-	-	-	-	-	-	-	-	-	-	402,392	-	(45,182)	402,392

Balance, June 30, 2024	-	-	40	-	22,172,835	2,217	8,334	(18,000)	163,630	22,555,608	(37,144,863)	(13,866)	(1,976,633)	(16,431,907)

Balance, December 31, 2024 (Audited)	-	-	40	-	41,572,835	4,157	8,334	(18,000)	163,630	23,383,849	(38,543,119)	(15,571)	(2,098,078)	(17,128,132)

Imputed interest	-	-	-	-	-	-	-	-	-	5,548	-	-	-	5,548

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	2,041	523	2,564

Net Loss	-	-	-	-	-	-	-	-	-	-	(1,636,708)	-	(40,661)	(1,677,369)

Balance, March 31, 2025	-	-	40	-	41,572,835	4,157	8,334	(18,000)	163,630	23,389,397	(40,179,827)	(13,530)	(2,138,216)	(18,797,389)

Imputed interest	-	-	-	-	-	-	-	-	-	5,610	-	-	-	5,610

Equity transaction (Sale of subsidiary’s stock)										5,000	-	-	-	5,000

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	4,310	1,103	5,413

Net Loss	-	-	-	-	-	-	-	-	-	-	(2,476,380)	-	(29,018)	(2,505,398)

Balance, June 30, 2025	-	-	40	-	41,572,835	4,157	8,334	(18,000)	163,630	23,395,007	(42,656,207)	(9,220)	(2,166,131)	(21,286,764)

                   The accompanying notes are an integral part of these consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The	For The
	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES:
Net loss	$(4,111,965)	$(561,362)
Adjustment to non-controlling interest	(69,679)	(65,870)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Depreciation	3,885	1,187
Imputed interest	11,158	11,219
Change in derivative liabilities	3,234,914	(325,245)
Amortization of debt discount	177,308	26,795
Changes in operating assets and liabilities:
Prepaid expense	(2,293)	32,283
Inventory	(168)	9,259
Right-of-use asset	52,574	52,693
Deposit	(2,929)	11,016
Accrued interest	390,142	309,682
Accounts payable and accrued expenses	14,506	16,865
Accounts payable and accrued expenses - Related Parties	(35,712)	184,373
Right-of-use liabilities	(52,574)	(53,594)
Deferred tax liabilities	—	2,819

Net cash used in operating activities	(390,833)	(347,880)

Net cash used in discontinued operations	(1,123)	(121,238)

Net cash used in operating activities, total	(391,956)	(469,118)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(18,766)
Proceeds from sales of subsidiary's stock	—	12,650

Net cash used in investing activities	—	(6,116)

FINANCING ACTIVITIES:
Payment made to note payables	—	(115,000)
Proceeds from note payables	395,000	622,500

Net cash provided by financing activities	395,000	507,500

NET INCREASE (DECREASE) IN CASH	3,044	32,266

Effects of currency translation on cash and cash equivalents	5,434	(92)

CASH BEGINNING BALANCE	39,668	29,108

CASH ENDING BALANCE	$48,146	$61,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	10,000

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Initial derivative liability on convertible note payable	95,517	231,146
Proceeds from sale of OLCC license deposited into escrow	75,000	—
Subsidiary shares placement issued from note payable	5,000	—
Initial lease	—	142,230
Reinvested interest	—	20,000

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

The first Kaya Shack™ (Kaya Shack™ Store 1) opened in 2014 in Portland, Oregon at the same address as an Oregon Liquor and Cannabis Commission (OLCC) licensed medical and recreational marijuana retailer. On March 11, 2024, the Company notified the OLCC that we were temporarily closing this location. The Company is currently evaluating redeploying this remaining dispensary license to serve as a delivery hub for Portland residents, tourists and The Sacred Mushroom™ guests, among others. As of June 30, 2024, the Company had ceased all retail cannabis operations under the MJAI subsidiary. Kaya Shack™ Store 1 remained inactive following the March 2024 temporary closure notice to the OLCC, and no further cannabis retail revenue was generated in the second half of the year. Accordingly, the Company has classified MJAI’s operations as discontinued as of year-end. See Note 4 for additional details on discontinued operations. As of June 30, 2025, the Company had entered into an agreement to sell its OLCC marijuana retail license for $75,000. The purchase price was fully funded into an escrow account; however, release of funds to the Company is contingent upon regulatory approvals, which had not been obtained as of the reporting date. Accordingly, no gain on sale has been recognized.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of June 30, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $4,113,088, for the six months ended June 30, 2025 and net loss of $682,600 for the six months ended June 30, 2024. The net loss for the current period was primarily attributable to non-cash changes in the fair value of derivative liabilities, driven by the issuance of additional convertible notes during the period and the high volatility of the Company’s common stock. At June 30, 2025, the Company has a working capital deficiency of $12,008,394 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Kaya Brands International, Inc. (a Florida Corporation)

Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation) majority owned subsidiary of KBI)

Kaya Farms Greece, S.A. (a Greek Corporation) majority owned subsidiary of KBI)

Marijuana Holding Americas, Inc. (a Florida Corporation)

MJAI Oregon 1 LLC

Non-Controlling Interest

As of June 30, 2025, Kaya owns 65% of Marijuana Holdings Americas, Inc.

As of June 30, 2025, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

In 2024, FDT increased its authorized preferred stock from 85 shares to 90 shares. The Company previously held 41 shares of FDT preferred stock and received an additional 9 preferred shares during the year, bringing its total holdings to 50 shares. Following this, the Company holds 50 preferred shares and 1,000,000 shares of common stock, representing 54.1% of the total voting rights of FDT. Thereafter, FDT issued 3,615,000 shares of common stock in connection with the execution of several convertible note agreements, receiving total proceeds of $36,150. On June 9, 2025, the Company entered into a one-year loan agreement with Robert L. Pope and Lorinda J. Pope in the amount of $50,000, which includes the issuance of a 3% membership interest in FDT as part of the consideration (see Note 9). As of June 30, 2025, the transfer of the membership interest was still in process and had not been completed. Accordingly, the Company’s ownership in FDT remained at 52.08%, and FDT continued to be a majority-owned subsidiary consolidated in the Company’s financial statements.

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total Value of Finished goods inventory as of June 30, 2025 and December 31, 2024 is $258 and $90, respectively. Inventory allowance and impairment were $0 and $0 as of June 30, 2025 and December 31, 2024, respectively.

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

Provision for Income Taxes

We recorded no provision for income taxes for the six months ended June 30, 2025, compared to a provision of $2,819 for the six months ended June 30, 2024. The 2024 provision was solely related to the operations of MJAI, our former retail cannabis subsidiary, which was discontinued during 2024 and is now reported as a discontinued operation (see Note 4).

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at June 30, 2025
Assets	Level 1	Level 2	Level 3
Cash	$48,146	$—	$—
Total Assets	48,146	—	—

Liabilities
Convertible debentures, net of discounts of $358,799	—	—	8,946,423
Derivative liabilities	—	—	5,827,705
Total liabilities	—	—	14,774,128
Total	$48,146	$—	$(14,774,128)

	Fair Value Measurements at December 31, 2024
Assets	Level 1	Level 2	Level 3
Cash	$39,668	$—	$—
Total Assets	39,668	—	—

Liabilities
Convertible debentures, net of discounts of $440,590	—	—	8,564,632
Derivative liabilities	—	—	2,497,275
Total liabilities	—	—	11,061,907
Total	$39,668	$—	$(11,061,907)

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. In this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2025.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Segment reporting

The Company operates as a single reportable segment focused on the development and operation of psychedelic treatment facilities. The Company does not operate separate lines of business or discrete business units. Accordingly, the Company has determined it has one reportable segment. The Company’s chief operating decision maker (“CODM”), Craig Frank, the Company’s Chief Executive Officer, reviews consolidated financial information to assess performance and allocate resources. As of June 30, 2025, all of the Company’s operations, revenues, and long-lived assets are located in the United States. The Company’s former cannabis operations have been discontinued and are presented separately as discontinued operations in accordance with ASC 205-20.

Discontinued operation

As of June 30, 2025, the Company ceased operations of its retail marijuana business, MJAI, which was previously its primary revenue-generating subsidiary. MJAI's operations were discontinued during the six months ended June 30, 2024, and no revenue or operating activity has occurred since that date. The retail store was fully closed following the cessation of operations, and the Company no longer maintains involvement in or influence over MJAI’s business activities. As a result, MJAI was reported as a discontinued operation. See Note 4.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2023. Refer to Note 16, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

NOTE 4 – DISCONTINUED OPERATIONS

During the six months ended June 30, 2024, the Company ceased operations of its wholly owned subsidiary, MJAI, a retail marijuana dispensary based in Oregon. While the Company did not formally sell the MJAI business during the six months ended June 30, 2025, operations were effectively discontinued during the second quarter of 2024, and the dispensary has remained closed since that time. Kaya has had no further operating activity or income from MJAI following the closure.

The Company entered into a definitive agreement in the second quarter of 2025 to sell its remaining OLCC marijuana retail license under the MJAI business for $75,000. As of June 30, 2025, the purchase price had been fully funded into an escrow account; however, release of funds to the Company is contingent upon regulatory approvals, which had not been obtained as of the reporting date. As a result of the March 2024 closure and strategic shift in operations, the MJAI segment continues to be classified as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The Company retains ownership of MJAI, and its assets and liabilities remain consolidated in the financial statements. The results of MJAI’s operations have been presented separately from continuing operations for all periods presented in the accompanying consolidated financial statements.

The following table presents the summary of operating results from discontinued operations for the six months ended June 30, 2025, and 2024:

Marijuana Holdings Americas, Inc.

Consolidated Statements of Operations

	For The	For The
	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Net sales	$—	$28,009

Cost of sales	—	13,406

Gross profit	—	14,603

Operating expenses:
Salaries and wages	231	89,083
General and administrative	892	43,939
Total operating expenses	1,123	133,022

Operating loss	(1,123)	(118,419)

Other income (expense):
Other income (expense)	—	—

Total other income	—	—

Net loss from discontinued operations before income taxes	(1,123)	(118,419)

Provision for Income Taxes	—	(2,819)

Net loss from discontinued operations	(1,123)	(121,238)

Although MJAI’s operations ceased during the year 2024, the Company retained control of the subsidiary as of June 30, 2025. Accordingly, MJAI was not deconsolidated, and its assets and liabilities remain included in the Company’s consolidated balance sheet as of June 30, 2025 and December 31, 2024.

Cash Fow Disclosures from Discontinued Operations

For the six months ended June 30, 2025 and 2024, the MJAI discontinued operation had net cash used in operating activities of $1,123 and $121,238, respectively. These amounts are reflected as a separate line item in the Company’s consolidated statements of cash flows. All other MJAI-related cash flows remain included in the consolidated operating, investing, and financing activities, as the Company retains ownership of MJAI’s assets and liabilities.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Vehicle	$24,000	$24,000
Computers	30,713	30,713
Machinery and equipment	55,067	55,067
Furniture and fixtures	56,978	56,978
HVAC	25,000	25,000
Land	17,703	17,703
Leasehold improvements	59,442	59,442
Less: Accumulated depreciation	(226,657)	(222,772)
Property and equipment, net	$42,246	$46,131

Depreciation expense totaled $3,885 and $1,187 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 6 – NON-CURRENT ASSETS

Other assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Other receivable	$11,789	$10,355
Rent deposits	12,925	12,925
Security deposits	6,986	5,491
Escrow receivable	75,000	—
Total Non-current assets	$106,700	$28,771

During the six months ended June 30, 2025, our other receivables increased $77,929, primarily due to the $75,000 escrow receivable related to the sale of the Company’s Oregon Liquor and Cannabis Commission (“OLCC”) marijuana retail license. The full purchase price of $75,000 was deposited by the buyer into an escrow account with Evergreen Land Title Company in the second quarter of 2025, pursuant to the sale agreement dated April 9, 2025. Under the terms of the agreement, the escrowed funds will be released to the Company only upon the satisfaction of all closing conditions, including the receipt of final regulatory approvals from OLCC for both the transfer of ownership and the relocation of the license. As of the reporting date, these approvals had not yet been obtained, and the funds remained in escrow.

NOTE 7 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The accounts payable and accrued expenses consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accounts payable	$607,464	$586,824
Accrued expenses	40,216	45,139
Other current liabilities	(75,000)	—
Total	$647,680	$631,963

Other current liabilities show deferred gain on license sale represents $75,000 of proceeds received into escrow in connection with the pending sale of the Company’s Oregon cannabis license. The amount is recorded as a liability until such time as the Oregon Liquor and Cannabis Commission approves the ownership and location transfer, at which point Closing will occur and the Company will recognize the gain.

NOTE 8 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 3.96% to 4.29%, volatility ranging from 116.91% to 139%, trading prices $0.04 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $5,827,705 at June 30, 2025 and $2,497,275 at December 31, 2024. As of June 30, 2025, the Company had one new convertible note in the amount of $195,000 due in December 31, 2026.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			6/30/2025	12/31/2024

A	Convertible	X		15.0%	1-Jan-17	$25,000	$25,000
B	Convertible		X	8.0%	31-Dec-26	82,391	82,391
C	Convertible		X	8.0%	31-Dec-26	41,195	41,195
D	Convertible		X	8.0%	31-Dec-26	262,156	262,156
O	Convertible		X	8.0%	31-Dec-26	136,902	136,902
P	Convertible		X	8.0%	31-Dec-26	66,173	66,173
Q	Convertible		X	8.0%	31-Dec-26	65,274	65,274
S	Convertible		X	8.0%	31-Dec-26	63,205	63,205
T	Convertible		X	8.0%	31-Dec-26	313,634	313,634
CC	Convertible	X		12.0%	1-Jan-24	110,000	110,000
KK	Convertible		X	8.0%	31-Dec-26	188,000	188,000
LL	Convertible		X	8.0%	31-Dec-26	749,697	749,697
MM	Convertible		X	8.0%	31-Dec-26	124,690	124,690
NN	Convertible		X	8.0%	31-Dec-26	622,588	622,588
OO	Convertible		X	8.0%	31-Dec-26	620,908	620,908
PP	Convertible		X	8.0%	31-Dec-26	611,428	611,428
QQ	Convertible		X	8.0%	31-Dec-26	180,909	180,909
RR	Convertible		X	8.0%	31-Dec-26	586,804	586,804
SS	Convertible		X	8.0%	31-Dec-26	174,374	174,374
TT	Convertible		X	8.0%	31-Dec-26	345,633	345,633
UU	Convertible		X	8.0%	31-Dec-26	171,304	171,304
VV	Convertible		X	8.0%	31-Dec-26	121,727	121,727
XX	Convertible		X	8.0%	31-Dec-26	112,734	112,734
YY	Convertible		X	8.0%	31-Dec-26	173,039	173,039
ZZ	Convertible		X	8.0%	31-Dec-26	166,603	166,603
AAA	Convertible		X	8.0%	31-Dec-26	104,641	104,641
BBB	Convertible		X	8.0%	31-Dec-26	87,066	87,066
DDD	Convertible		X	8.0%	31-Dec-26	75,262	75,262
EEE	Convertible		X	8.0%	31-Dec-26	160,619	160,619
GGG	Convertible		X	8.0%	31-Dec-26	79,992	79,992
JJJ	Convertible		X	8.0%	31-Dec-26	52,455	52,455
LLL	Convertible		X	8.0%	31-Dec-26	77,992	77,992
MMM	Convertible		X	8.0%	31-Dec-26	51,348	51,348
PPP	Convertible		X	8.0%	31-Dec-26	95,979	95,979
SSS	Convertible		X	8.0%	31-Dec-26	75,000	75,000
TTT	Convertible		X	8.0%	31-Dec-26	80,000	80,000
VVV	Convertible		X	8.0%	31-Dec-26	75,000	75,000
WWW	Convertible		X	8.0%	31-Dec-26	60,000	60,000
XXX	Convertible		X	8.0%	31-Dec-26	100,000	100,000
YYY	Convertible		X	8.0%	31-Dec-26	50,000	50,000
ZZZ	Convertible		X	8.0%	31-Dec-26	40,000	40,000
AAAA	Convertible		X	8.0%	31-Dec-26	66,000	66,000
EEEE	Convertible		X	10.0%	31-Dec-26	15,000	15,000
FFFF	Convertible		X	10.0%	31-Dec-26	60,000	60,000
GGGG	Convertible		X	10.0%	31-Dec-26	150,000	150,000
HHHH	Convertible		X	10.0%	15-Mar-26	107,500	107,500
IIII	Convertible		X	10.0%	31-Dec-26	150,000	150,000
JJJJ	Convertible		X	10.0%	31-Dec-26	150,000	150,000
kkkk	Convertible		X	10.0%	31-Dec-26	175,000	175,000
LLLL	Convertible		X	10.0%	31-Dec-26	250,000	250,000
MMMM	Convertible		X	10.0%	31-Dec-26	250,000	250,000
NNNN	Convertible		X	10.0%	31-Dec-26	250,000	250,000
OOOO	Convertible		X	10.0%	31-Dec-26	250,000	-
PPPP	Convertible		x	10.0%	31-Dec-26	50,000	-

Total Convertible Debt						9,305,222	9,005,222
Less: Discount						(358,799)	(440,590)
Convertible Debt, Net of Discounts						$8,946,423	$8,564,632
Convertible Debt, Net of Discounts, Current						$242,500	$135,000
Convertible Debt, Net of Discounts, Long-term						$8,703,923	$8,429,632

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

On January 23, 2025, the Company issued a secured convertible promissory note to CVC International LTD in the principal amount of $195,000, bearing interest at 10% per annum and maturing on December 31, 2026. The note principal reinvest from selling 10 units to CVC International Ltd. The 10 Units included up to $250,000 convertible debt and 500,000 FDT shares which is $0.01 per share and total value is $5,000. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.08 per share, subject to certain adjustment provisions. The note includes a price protection mechanism: if the average closing price of the Company’s common stock for the 20 trading days preceding the conversion notice is less than $0.16 per share, the conversion price is adjusted to the lesser of (i) 50% of that 20-day average or (ii) $0.08 per share, but in no event lower than $0.02 per share. The Company has also granted the holder a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 in principal and/or accrued interest converted. Additionally, the note includes an acceleration clause if certain key individuals are no longer with the Company, and it ranks senior to all other existing and future indebtedness not designated as senior. The Company may prepay the note in whole or in part, subject to a minimum of six months’ interest and a 10-day advance notice, during which the holder may still elect to convert. As the conversion terms include variable pricing features and contingent adjustments, the Company accounted for the embedded derivative under ASC 815-15, "Embedded Derivatives." Accordingly, a derivative liability was initially recognized, with a corresponding discount on the convertible note. The discount is being amortized to interest expense over the term of the note. As of June 30, 2025, the full principal of $250,000 remains outstanding. No conversions or prepayments occurred as of the reporting date.

On June 20, 2025, the Company issued a secured convertible promissory note to CVC International Ltd. in the principal amount of $50,000, bearing interest at 10% per annum and maturing on December 31, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.08 per share, subject to certain adjustment provisions. The note includes a price protection mechanism: if the average closing price of the Company’s common stock for the 20 trading days preceding the conversion notice is less than $0.16 per share, the conversion price is adjusted to the lesser of (i) 50% of that 20-day average or (ii) $0.08 per share, but in no event lower than $0.02 per share. The Company has also granted the holder a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 in principal and/or accrued interest converted. Additionally, the note includes an acceleration clause if certain key individuals are no longer with the Company, and it ranks senior to all other existing and future indebtedness not designated as senior. The Company may prepay the note in whole or in part, subject to a minimum of six months’ interest and a 10-day advance notice, during which the holder may still elect to convert.

As the conversion terms include variable pricing features and contingent adjustments, the Company accounted for the embedded derivative under ASC 815-15, Embedded Derivatives. Accordingly, a derivative liability was initially recognized, with a corresponding discount on the convertible note. The discount is being amortized to interest expense over the term of the note. As of June 30, 2025, the full principal of $50,000 remains outstanding. No conversions or prepayments occurred as of the reporting date.

NOTE 9 – NON-CONVERTIBLE DEBT

	June 30, 2025	December 31, 2024

Current non-convertible notes	$160,920	$70,920
Non-current non-convertible notes	—	—
Total non-convertible notes	$160,920	$70,920

Breakdown
CBD Growth Partners	$9,312	$9,312
CV 46	51,608	61,608
Note Payable Pope	50,000	—
Secured Note-Kathy	50,000	—
Total non-convertible notes	$160,920	$70,920

(a) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of December 31, 2024 with an outstanding balance of $9,312.

(b) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. At the end of September 2023, the company paid $5,000, which is 10% of the total revenues from all sources of Kaya Holdings, Inc to the Holder and the Holder agreed to reinvest it as the additional of the note. On October 6, 2023, the Company received another $145,000 from the same investor to increase the promissory note to $500,000 total. As of September 30, 2024, Cayman Venture Capital Fund reinvested $29,000 of accrued interest from promissory notes into convertible notes and FDT stock purchases. In connection with this reinvestment, the Fund executed three convertible promissory notes, each with a principal amount of $150,000, and received a total of 900,000 FDT shares. On July 22, 2024, $16,975 of accrued interest and $36,025 of principal were reinvested into an additional 10 units, which included $175,000 of convertible debt and 350,000 FDT shares. On September 13, 2024, $6,730 of accrued interest and $123,270 of principal were reinvested into an additional 10 units, which included $250,000 of convertible debt and 500,000 FDT shares. On October 29, 2024, $4,288 of accrued interest and $125,712 of principal were reinvested into an additional 10 units, which included $250,000 of convertible debt and 500,000 FDT shares. On December 4, 2024, $2,116 of accrued interest and $152,884 principal was reinvested into an additional 10 units, which included $250,000 convertible debt and 500,000 FDT shares. As of June 30, 2025, the outstanding balance of the note is $51,608.

(c) On June 23, 2025, the Company received $50,000 for working capital in exchange for a short-term note bearing interest at 10% per year, with a minimum of six months’ interest due. The note is secured by the proceeds from the pending sale of the Company’s OLCC marijuana retail license and matures on the earlier of the license sale closing or October 1, 2025. As of June 30, 2025, the outstanding balance was $50,000.

(d) On June 9, 2025, the Company received $50,000 from Robert L. Pope and Lorinda J. Pope under a one-year non-convertible loan agreement bearing interest at 10% per year. In addition to interest, the lenders are entitled to receive 10% of the Company’s gross operating revenue each quarter, beginning with the first full fiscal quarter after the loan disbursement. The loan is repayable in full within one year regardless of revenue. As part of the agreement, the lenders were granted a 3% ownership interest in FDT, representing a 3% membership interest. As of June 30, 2025, the outstanding principal balance was $50,000.

Related Party
	June 30, 2025	December 31, 2024
Loan payable - Stockholder, 0%, Due December 31, 2027 (1)	$250,000	$250,000
	$250,000	$250,000

(1)	The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021. The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which interest was $11,158 and $5,610 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the balance of the debt was $250,000. On December 31, 2024, the Company entered into an agreement to further extend the debt until December 31, 2027, with no additional interest for the extension period.

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

As of June 30, 2025, there were 41,572,835 shares of common stock outstanding and 1,100,000 shares subscription payable.

Treasury Stock

As of June 30, 2025, the Company held 8,334 shares of its own common stock as treasury stock, which are recorded at cost using the cost method in accordance with ASC 505-30, Treasury Stock. These shares were originally issued in 2015 as part of a consulting agreement and were returned to the Company in 2016 pursuant to a settlement agreement with the service provider.

Although the shares were returned in 2016, they were not previously recorded as treasury stock. Upon review during the preparation of the 2024 financial statements, the Company determined that these shares should be properly reflected as issued but not outstanding. Accordingly, as of June 30, 2025 and December 31, 2024, 8,334 shares are reported as treasury stock, with a total recorded cost of $18,000 and have been excluded from shares outstanding in the computation of earnings per share.

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 3.96% to 4.29%, volatility ranging from 116.91% to 139%, trading prices was $0.0366 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $5,827,706 at June 30, 2025 and $2,497,275 at December 31, 2024, respectively.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follows:

Balance as of December 31, 2024	$2,497,275
Change in Derivative values	3,234,914
Initial derivative	95,517
Balance as of June 30, 2025	$5,827,706

The Company recorded the debt discount to the extent of the gross proceeds raised and expanded immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $95,517 and $558,876 for the new notes issued as of June 30, 2025 and December 31, 2024, respectively.

The Company recorded a change in the value of embedded derivative liabilities loss of $3,234,914 and derivative liabilities gain of $325,245 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 12 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Debt discount amounted to $358,799 and $440,590 as of June 30, 2025 and December 31, 2024, respectively.

The Company recorded the amortization of debt discount of $177,308 and $205,093 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and no interest accrued until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS. The remaining $250,000 is not convertible and booked in related party notes payable as of June 30, 2025.

In 2019, the Company entered into amended consulting agreements with two parties: Tudog International Consulting, Inc., which provides CEO services through Craig Frank, an officer and related party of the Company, and BMN Consultants, Inc., which provides business development and financial consulting services through William David Jones, a non-officer and non-related party consultant.

Each consulting entity is entitled to monthly compensation of $25,000 under its respective agreement. Due to the Company’s liquidity constraints, compensation had been paid only in part during the periods presented. As of March 31, 2024, the Company had recorded total accrued compensation of approximately $500,000, with $250,000 attributable to Tudog International Consulting, Inc. and $250,000 to BMN Consultants, Inc. By agreement of the parties, the unpaid balances are deferred and not payable until December 1, 2026, and have been classified as long-term liabilities. Effective January 1, 2025, the Company and both consulting entities agreed to cease accruing additional monthly compensation. As of June 30, 2025, total accrued compensation remained at $727,273, consisting of $363,637 due to Tudog International Consulting, Inc. and $363,636 due to BMN Consultants, Inc., with no additional accruals recorded during 2025.

On July 28, 2021, the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of June 30, 2025, the Company had $138,227 due to Bruce.

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

Effective June 1, 2019, the Company entered into an operating lease for office space in Fort Lauderdale, Florida, with an initial two-year term expiring on May 31, 2021, at a monthly base rent of $1,802. The lease was subsequently extended for one year on June 1, 2021, and again on June 1, 2022. The monthly lease payment, including sales tax and operating expenses, was $2,136. Although the lease was originally scheduled to terminate on May 30, 2023, the Company extended the lease again on October 1, 2023, on a short-term basis. The Company continued leasing the property on a month-to-month basis until it terminated the lease and vacated the premises during the first quarter of 2025. As of June 30, 2025, the Company no longer maintains a lease obligation related to this property.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to April 30, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. In February 2024, the landlord and the Company agreed to terminate the lease and the Company own $8,650 rent after $5,000 against the rent deposit. As of June 30, 2025, lease liabilities and right of use assets were all $0.

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

The Company has escrowed $51,818 with an Oregon-licensed attorney in Oregon (“Escrow Holder”) pursuant to an escrow agreement between Tenant, Landlord and the Escrow Holder, of which $38,894 is prepaid Base Rent and Additional Rent for five months and $12,925 is the Security Deposit. The lease commencement date is April 1, 2024, $10,761 per month and $142,230 right of use assets and right of use liability were recorded. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability. The Company has right-of-use assets of $0 and operating lease liabilities of $0 as of June 30, 2025. Rent expenses for the six months ended June 30, 2025 and 2024 were $78,232 and $29,315, respectively. The changes were primary due to the new lease in Oregon. This lease expired during the quarter ended June 30, 2025, and the related ROU asset and lease liability were fully derecognized.

On June 13, 2025, the Company has a month-to-month office lease for premises located in Portland, Oregon, with a current monthly rent of $1,495. The lease may be terminated by either party with 30 days’ written notice. For the six months ended June 30, 2025, rent expense related to this lease was $885.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 17, 2024, the Company reached a settlement agreement with P3 Distributing L.L.C. in connection with a lawsuit filed in the Marion County Circuit Court, Case No. 24CV08588. Under the terms of the settlement, the Company is required to make monthly payments of $300 for a period of 18 months beginning September 30, 2024. In addition, a balloon payment of $11,779 is due at the conclusion of the payment schedule. The Plaintiff has agreed to dismiss the lawsuit without prejudice and not to file the Stipulated General Judgment with the court as long as the Company makes timely payments. In the event of a default, the Plaintiff retains the right to reinstate the lawsuit and file the Stipulated General Judgment. The total amount of the settlement is $17,179. As of June 30, 2025, the Company complies with the settlement agreement terms.

Note 16 - SEGMENT REPORT

The Company operates as a single reportable business segment, focused on the development and operation of psychedelic treatment facilities. The Company does not maintain separate lines of business or discrete operating units. Accordingly, management has concluded that the Company operates in one segment.

The Company’s chief operating decision maker (“CODM”), Craig Frank, the Chief Executive Officer, reviews consolidated results to assess performance and allocate resources. Financial performance is evaluated based on segment net profit, which is defined as consolidated net income (loss) including all revenues, operating expenses, interest income and expense, other income and expense attributable to the segment. Management believes segment net profit is a more comprehensive measure of performance than operating income because it incorporates the effects of financing activities, non-operating items, and income taxes, which are relevant to evaluating overall segment profitability and cash generation potential. This measure is the primary metric used in internal decision-making and resource allocation.

The CODM is regularly provided with a single asset measure consisting of the escrow receivable related to the license sale (held in escrow). Segment assets were $75,000 at June 30, 2025 (and $0 at December 31, 2024). Other assets are monitored on a consolidated corporate basis and are not used as segment asset measures; accordingly, they are excluded from segment assets.

The Company’s segment disclosures are presented in accordance with the guidance outlined in ASC 280, Segment Reporting, including ASC 280-10-50-22 through 50-30, which require entities to disclose financial information about their operating segments to provide users of financial statements with an understanding of the business activities and their performance.

As of June 30, 2025, all of the Company’s operations, revenues, and long-lived assets are located in the United States, primarily in Florida and Oregon, where the Company’s treatment facilities are based.

As disclosed in Note 4 to the consolidated financial statements, during the six months ended June 30, 2024, the Company ceased operations of its MJAI retail marijuana business, which had historically represented its primary operating segment. Following this operational shutdown, MJAI ceased to generate revenue and is no longer considered part of continuing operations. Although the Company retains ownership of MJAI as of June 30, 2025, it intends to pursue the sale of MJAI and its related assets during the second quarter of 2025. Accordingly, the MJAI segment is presented as a discontinued operation in the consolidated financial statements in accordance with ASC 205-20.

The Company has no other operating segments that meet the quantitative thresholds for separate disclosure, and a reconciliation of segment totals is not required given the single-segment structure.

The following table presents segment revenue, segment profit or loss, and significant segment expenses.

	For Six Months ended June 30, 2025	For Six Months ended June 30, 2024
Gross profit	5,444	—
Less:
Professional fees	145,025	359,772
Salaries and wages	60,624	—
General and administrative	167,917	219,631
Interest expense	401,300	349,893
Amortization of debt discount	177,308	26,795
Change in derivative liabilities expense	3,234,914	(325,245)
Other Segment Items(a)	—	(3,614)
Segment net profit	(4,181,644)	(627,232)
Reconciliation of profit or loss	—	—
Adjustments and reconciling items	—	—
Provision for Income Taxes	—	—
Net income (loss) from discontinued operations	(1,123)	(121,238)
Net income (loss) attributed to non-controlling interest	(69,679)	(65,870)
Consolidated net income	$(4,113,088)	$(682,600)

(a)	Other segment items included in Segment net income includes other income (expenses).

NOTE 17 - INCOME TAXES

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of June 30, 2025 and December 31, 2024, we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2025 and 2024 are 21% and 21%, respectively.

The Company has net operating loss carry forwards of approximately $19,426,104 at June 30, 2025 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	June 30, 2025	December 31, 2024
Deferred Tax Asset	4,079,842	3,934,643
Valuation Allowance	(4,079,842)	(3,934,643)
Net Deferred Tax Asset	$—	$—

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $0 during the six months ended June 30, 2025, compared to $2,819 during the six months ended June 30, 2024. The 2024 provision relates entirely to the operations of MJAI, our former retail cannabis business, which was discontinued during the year and is now reported as a discontinued operation (see Note 4). Although we have net operating loss carryforwards that we believe are available to offset this liability, the tax arises under Section 280E of the Internal Revenue Code, which disallows deductions for businesses trafficking in controlled substances, including cannabis. As a conservative measure, we accrued this liability in connection with MJAI’s taxable activity prior to its closure.

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

As previously disclosed, the Company entered into an agreement to sell certain licenses, subject to regulatory approval. As of June 30, 2025, and through the date these financial statements were issued, the transaction remains pending regulatory approval. No assurance can be given as to the timing or outcome of the approval process.

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

In April 2025 the company replaced its salaried workers at the Sacred Mushroom with independent contractors to maximize revenues and lower costs. Additionally, the Company expects to launch a new website at the end of August which includes features that will enable guests to sign up online for lower dose group events, 19 of which are targeted to be offered to the Portland Community in September, 2025.

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

In April 2025 the company replaced its salaried workers at the Sacred Mushroom with independent contractors to maximize revenues and lower costs. Additionally, the Company expects to launch a new website at the end of August which includes features that will enable guests to sign up online for lower dose group events, 19 of which are targeted to be offered to the Portland Community in September, 2025.

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

Employees

In April 2025 the company replaced its salaried workers at the Sacred Mushroom with independent contractors to maximize revenues and lower costs. Additionally, the Company expects to launch a new website at the end of August which includes features that will enable guests to sign up online for lower dose group events, 19 of which are targeted to be offered to the Portland Community in September, 2025.

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Revenues

We incurred a loss from continuing operations of $2,609,336 for the three months ended June 30, 2025, compared to $415,874 operation gain for the three months ended June 30, 2024. These losses were primarily related to the early-stage development of our Psychedelic Medicine business, including The Sacred Mushroom™ facility in Portland, Oregon.

Losses from discontinued operations, which reflect our former cannabis retail business under Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), totaled $0 for the three months ended June 30, 2025, compared to $58,663 for the three months ended June 30, 2024. The significant decrease in discontinued operation loss was due to the closure of our last remaining retail dispensary in Oregon during the first half of 2024, in line with our strategic shift away from the U.S. cannabis retail market. As a result, MJAI was classified as a discontinued operation for the three months ended June 30, 2025.

Cost of Sales

Cost of sales from continuing operations was $6,735 for the three months ended June 30, 2025, compared to $0 for the three months ended June 30, 2024, reflecting the cost of our Psychedelic Medicine business in the early-stage.

Cost of sales from discontinued operations, related to our former retail cannabis business under MJAI, was $0 for both of the three months ended June 30, 2025 and 2024. The cost corresponds with the closure of MJAI’s dispensary operations during the first half of 2024 and the resulting wind-down of cannabis-related retail activity.

Operating Expenses

General and administrative expenses from continuing operations were $73,950 for the three months ended June 30, 2025, compared to $170,226 for the three months ended June 30, 2024. Salaries and wages from continuing operations totaled $20,721 for the three months ended June 30, 2025, compared to $0 for the three months ended June 30, 2024. General and administrative expenses from discontinued operations were $0 for the three months ended June 30, 2025, compared to $14,495 for the three months ended June 30, 2024. Salaries and wages from discontinued operations totaled $0 for the three months ended June 30, 2025, compared to $44,168 for the three months ended June 30, 2024. The changes primarily reflect the wind-down of MJAI’s cannabis retail operations and the early-stage expenses associated with the launch of The Sacred Mushroom™ facility.

Professional fees from continuing operations were $71,275, for the three months ended June 30, 2025, compared to $170,347 for the three months ended June 30, 2024. Professional fees from discontinued operations totaled $0 and $0 for the three months ended June 30, 2025 and 2024, respectively. The overall decrease in professional fees was primarily driven by stock-based compensation issued during 2024.

After giving effect to all of the foregoing, operating expenses from continuing operations were $165,946 for the three months ended June 30, 2025, compared to $340,573 for the three months ended June 30, 2024. Operating expenses from discontinued operations totaled $0 and $58,663 for the three months ended June 30, 2025 and 2024, respectively. Correspondingly, the Company recorded an operating loss from continuing operations of $2,609,336 and 415,874 for the three months ended June 30, 2025 and 2024, respectively. Operating loss from discontinued operations was $0 and $58,663 for the three months ended June 30, 2025, and 2024, respectively.

Interest expense

Interest expense from continuing operations was $203,819 for the three months ended June 30, 2025, as compared to $169,563 for the three months ended June 30, 2024, reflecting a slight increase of additional debt incurred in 2025. Interest expense from discontinued operations was $0 and $0 for the three months ended June 30, 2025 and 2024, respectively.

Net Income (Loss)

After giving effect to an operating loss of $162,584, interest expense of $203,819, amortization of debt discount of $37,344, and change in derivative liabilities expense of $2,205,589 arising driven by the issuance of additional convertible notes during the three months ended June 30, 2025, as well as a stabilized stock price, which reduced the volatility factors used in the derivative valuation. Net loss from discontinued operations for the same period was $0, which includes the results of MJAI’s cannabis retail business prior to its closure in Q2 2024.We had net loss from non-controlling interest of $29,018 for the three months ended June 30, 2025. Additionally, the Company has accrued a tax liability of $902,166 related to potential taxes due under the IRS Code 280E.

This compares to a net loss from non-controlling interest of $45,182 for the three months ended June 30, 2024, after giving effect to an operating loss of $340,573, interest expense of $169,563, amortization of debt discount of $21,157, offset by derivative liabilities gain of $947,166. Net loss from discontinued operations was $58,663, and from non-controlling interest net loss was $45,182, during three months ended June 30, 2024. The net loss attributable to the Company for the three months ended June 30, 2025 was $2,580,318 and net income attributable to the Company for the three months ended June 30, 2024 was $402,393.

 47

Six months ended June 30, 2025 compared to Six months ended June 30, 2024

Revenues

We incurred a loss from continuing operations of $4,181,644 for the six months ended June 30, 2025, compared to $627,232 for the six months ended June 30, 2024. These loss were primarily related to the early-stage development of our Psychedelic Medicine business, including The Sacred Mushroom™ facility in Portland, Oregon.

Losses from discontinued operations, which reflect our former cannabis retail business under Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), totaled $1,123 for the six months ended June 30, 2025, compared to $121,238 for the six months ended June 30, 2024. The significant decrease in discontinued operation loss was due to the closure of our last remaining retail dispensary in Oregon during the first half of 2024, in line with our strategic shift away from the U.S. cannabis retail market. As a result, MJAI was classified as a discontinued operation for the six months ended June 30, 2025.

Cost of Sales

Cost of sales from continuing operations was $11,705 for the six months ended June 30, 2025, compared to $0 for the six months ended June 30, 2024, reflecting the cost of our Psychedelic Medicine business in the early-stage.

Cost of sales from discontinued operations, related to our former retail cannabis business under MJAI, was $0 for the six months ended June 30, 2025, compared to $13,406 for the six months ended June 30, 2024. The decrease corresponds with the closure of MJAI’s dispensary operations during the first half of 2024 and the resulting wind-down of cannabis-related retail activity.

Operating Expenses

General and administrative expenses from continuing operations were $167,917 for the six months ended June 30, 2025, compared to $219,631 for the six months ended June 30, 2024. Salaries and wages from continuing operations totaled $60,624 for the six months ended June 30, 2025, compared to $0 for the six months ended June 30, 2024. General and administrative expenses from discontinued operations were $892 for the six months ended June 30, 2025, compared to $43,939 for the six months ended June 30, 2024. Salaries and wages from discontinued operations totaled $231 for the six months ended June 30, 2025, compared to $89,093 for the six months ended June 30, 2024. The changes primarily reflect the wind-down of MJAI’s cannabis retail operations and the early-stage expenses associated with the launch of The Sacred Mushroom™ facility.

Professional fees from continuing operations were $145,025, for the six months ended June 30, 2025, compared to $359,772 for the six months ended June 30, 2024. Professional fees from discontinued operations totaled $0 and $0 for the six months ended June 30, 2025 and 2024, respectively. The overall decrease in professional fees was primarily driven by stock-based compensation issued during 2024.

After giving effect to all of the foregoing, operating expenses from continuing operations were $373,566 for the six months ended June 30, 2025, compared to $579,403 for the six months ended June 30, 2024. Operating expenses from discontinued operations totaled $1,123 and $121,238 for the six months ended June 30, 2025 and 2024, respectively. Correspondingly, the Company recorded an operating loss from continuing operations of $4,181,644 and 627,232 for the six months ended June 30, 2025 and 2024, respectively. Operating loss from discontinued operations was $1,123 and $121,238 for the six months ended June 30, 2025, and 2024, respectively.

Interest expense

Interest expense from continuing operations was $401,300 for the six months ended June 30, 2025, as compared to $349,893 for the six months ended June 30, 2024, reflecting a slight increase of additional debt incurred in 2025. Interest expense from discontinued operations was $0 and $0 for the six months ended June 30, 2025 and 2024, respectively.

Net Income (Loss)

After giving effect to an operating loss of $368,122, interest expense of $401,300, amortization of debt discount of $177,308, and change in derivative liabilities expense of $3,234,914 arising driven by the issuance of additional convertible notes during the six months ended June 30, 2025, as well as a stabilized stock price, which reduced the volatility factors used in the derivative valuation. Net loss from discontinued operations for the same period was $1,123, which includes the results of MJAI’s cannabis retail business prior to its closure in Q2 2024.We had net loss from non-controlling interest of $69,679 for the six months ended June 30, 2025. Additionally, the Company has accrued a tax liability of $902,166 related to potential taxes due under the IRS Code 280E.

This compares to a net loss from non-controlling interest of $65,870 for the six months ended June 30, 2024, after giving effect to an operating loss of $579,403, interest expense of $349,893, amortization of debt discount of $26,795, offset by derivative liabilities gain of $325,245, and gain from other income of $3,614. Net loss from discontinued operations was $121,238, and from non-controlling interest net loss was $65,870, during six months ended June 30, 2024. The net loss attributable to the Company for the six months ended June 30, 2025 was $4,113,088 and net income attributable to the Company for the six months ended June 30, 2024 was $682,600.

Liquidity and Capital Resources

During the first six months of 2025 our cash position increased by $8,478 to $48,146, and our negative working capital deficit was $12,008,394.

As of June 30, 2025, our working capital consisted of cash of $48,146, inventories of $258 and prepaid expenses of $30,473 as compared to cash of $39,668, inventories of $90 and prepaid expenses of $28,180 as of December 31, 2024.

Our current liabilities include accounts payable and accrued expenses of $647,680, accounts payable and accrued expenses from related parties of $836,050, current portion of accrued interest of $3,395,249, current portion of lease liability of $0, tax liability of $902,166, net convertible notes payable balance of $242,500, notes payable of $160,920, derivative liabilities of $5,827,706 and other current liabilities of $75,000 as of June 30, 2025.

As compared to current liabilities include accounts payable and accrued expenses of $631,963, accounts payable and accrued expenses-related parties of $869,864, current portion of accrued interest of $3,005,107, current portion of lease liability of $52,574, tax liability of $902,166, net convertible notes payable balance of $135,000, notes payable of $9,312 and derivative liabilities of $2,497,275 as of December 31, 2024.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2025 and 2024:

	Six Months Ending June 30, 2025	Six Months Ending June 30, 2024
Net cash used in operating activities	$(390,833)	$(347,880)
Net cash provided by investing activities	—	(6,116)
Net cash provided by financing activities	395,000	507,500
Effects of currency translation on cash and cash equivalents	5,434	(92)
Net cash used in operating activities from discontinued operations	(1,123)	(121,238)
Net increase in cash	$8,478	$32,174

Cash Used in Operating Activities

During the six months ended June 30, 2025, from continuing operations, we had cash of $390,833 used in operating activities, as compared to cash used in operations of $347,880 in 2024. From discontinued operations, we had cash of $1,123 and $121,238 used in operating activities during the six months ended June 30, 2025 and 2024, respectively.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2025, we had no cash activities under investing activities, as compared to $6,116 cash provided by investing activities in 2024. Cashflow in 2025 decreased due to retail business closed in Oregon.

Cash Provided by Financing Activities

During the six months ended June 30, 2025, $395,000 of notes payable was issued, as compared to $507,500 of net notes payable was proceeded in 2024.

Additional Capital

At June 30, 2025, we had cash of $48,146 and a working capital deficiency of $12,008,394 as compared to cash of $39,668 and a working capital deficiency of $8,035,323 at December 31, 2024.

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

Provision for Income Taxes

We recorded a provision for income taxes of $0 for the six months ended June 30, 2025, compared to $2,819 for the six months ended June 30, 2024. Although we have net operating losses that we believe are available to offset this tax liability, it arises under Section 280E of the Internal Revenue Code due to our cannabis-related operations. As a conservative measure, we have accrued this liability in connection with our discontinued business.

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

Financing Transactions

On April 23, 2025 the Company received $40,000 from CVC International Ltd and on May 27, 2025, the Company received an additional $10,000 from CVC International Ltd. The $50,000 (along $195,000 received from the Institutional Investor in Q-1 and a total of $10,000.00 in accrual interest and principal owed from a previous note) were used to purchase 10 units of the Company’s Private Placement. The 10 Units included $250,000 convertible debt and 500,000 FDT shares which is $0.01 per share and total value is $5,000. Interest is stated at 10%. The Note and Interest is convertible into common shares of the Company’s stock. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Additionally, this note has a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 principal and/or accumulated interest converted by CVC or their assigns. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On  June 12, 2025, Fifth Dimension Therapeutics (“FDT”, the Company’s majority owned Psilocybin subsidiary) received a total of $50,000 from a private investor (the “Lender”). Interest is stated at 10% and the terms of the loan require FDT to remit to the Lender ten percent (10%) of its Operating Revenue each quarter towards repayment of principal and interest. (“Operating Revenue” is defined as gross revenue derived from business activities at The Sacred Mushroom, excluding any investment proceeds or non-operating income.) Regardless of Operating revenue, the principal and interest must be repaid within one year from the date of the loan. Additionally, the terms of the line require a distribution of FDT shares to the Investor equal to 3% of the outstanding stock of FDT at the time of the loan.

On June 23, 2025 the Company received $50,000 as a short-term working capital loan from CVC International Ltd. The loan is due October 1, 2025 and accrues interest at the rate of 10% annually, with a minimum interest payment due equal to six (6) months interest on the Due Date or if prepaid earlier. The loan is secured by an irrevocable payment order against the sale of the Company’s remaining Oregon Cannabis Retailer License. The funds are to be used exclusively for general working capital of the Company’s majority owned FDT subsidiary at the direction of Company’s CEO.

On June 23, 2025 the Company received an additional $50,000 from CVC International Ltd. from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares of the Company’s stock. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Additionally, this note has a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 principal and/or accumulated interest converted by CVC or their assigns. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. The funds are to be used exclusively for public company maintenance expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of March 31, 2025. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Based on the assessment performed, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s internal control over financial reporting, as of June 30, 2025 is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has identified material weaknesses in internal control over financial reporting as of June 30, 2025.

Based on an evaluation, the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2025 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company’s Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

▪

 Lack of controls over related party transactions: As  of  June 30, 2025, the  Company  did  not  establish a  formal  written  policy  for  the  approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the first quarter of the year ended June 30, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time KAYS be party to various legal proceedings in the ordinary course of business, but during Q-2 2025 there were no new legal proceedings involving the Company.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please see Note 8 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report with respect to unregistered sales of securities during the three months ended August 18, 2025.

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

Dated: August 27, 2025

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)