Form 10-Q
period 2025-09-30
Kaya Holdings, Inc.
filed 2025-11-20
CIK 1530746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2025

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

(954)-612-6475

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

[ ] Large accelerated filer [ ] Accelerated filer

[X] Non-accelerated filer [X] Smaller reporting company

[ ] Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

As of November 17, 2025, the Issuer had 686,441,673 shares of its common stock outstanding.

In this Quarterly Report on Form 10-Q, the terms “KAYS,” “ Kaya Holdings,” “the Company,” “we,” “us” and “our” refer to Kaya Holdings, Inc. and its owned and controlled subsidiaries, unless the context indicates otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kaya Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

ASSETS
	(Unaudited)	(Audited)
	September 30, 2025	December 31, 2024
CURRENT ASSETS:
Cash and equivalents	$26,087	$39,668
Inventory	348	90
Prepaid expenses	85,255	28,180
Total current assets	111,690	67,938

NON-CURRENT ASSETS:
Right-of-use asset - operating lease	—	52,574
Property and equipment, net of accumulated depreciation of $203,600 and $197,772 as of September 30, 2025 and December 31, 2024, respectively	22,600	46,131
Goodwill	26,395	20,955
Other Assets	38,673	28,771
Total non-current assets	87,668	148,431

Total assets	$199,358	$216,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$683,427	$631,963
Accounts payable and accrued expense-related parties	—	869,864
Accrued interest, current	250,376	3,005,107
Right-of-use liability - operating lease	—	52,574
Taxable Payable	902,166	902,166
Convertible notes payable, net of discount of $0, and $0	135,000	135,000
Notes payable, current	59,312	9,312
Derivative liabilities	503,792	2,497,275
Total current liabilities	2,534,073	8,103,261

NON-CURRENT LIABILITIES:
Accrued expense-related parties	—	500,000
Notes payable, non current	—	61,608
Notes payable-related party	—	250,000
Convertible notes payable, net of discount of $0 and $440,590	385,742	8,429,632
Total non-current liabilities	385,742	9,241,240

Total liabilities	2,919,815	17,344,501

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, Series D, par value $.0001; 10,000,000 shares authorized; 40 and 40 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock , par value $.0001; 1,500,000,000 shares authorized; 686,441,673 shares issued, 686,433,339 outstanding as of September 30, 202 and 41,572,835 shares issued, 41,564,501 outstanding as of December 31, 2024	68,644	4,157
Subscriptions payable	163,630	163,630
Treasury stock, at cost, 8,334 shares as of September 30, 2025 and December 31, 2024, respectively	(18,000)	(18,000)
Additional paid in capital	50,488,621	23,378,849
Accumulated deficit	(51,240,493)	(38,543,119)
Accumulated other comprehensive income	(9,845)	(15,571)
Total stockholders' deficit attributable to parent company	(547,443)	(15,030,054)
Non-controlling interest	(2,173,014)	(2,098,078)
Total stockholders' deficit	(2,720,457)	(17,128,132)

Total liabilities and stockholders' deficit	$199,358	$216,369

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The	For The	For The	For The
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net sales	$22,557	$3,000	$5,408	$3,000

Cost of sales	11,743	272	38	272

Gross profit	10,814	2,728	5,370	2,728

Operating expenses:
Professional fees	344,872	1,156,422	199,847	796,650
Salaries and wages	62,189	—	1,565	—
General and administrative	240,885	468,471	72,968	248,840
Total operating expenses	647,946	1,624,893	274,380	1,045,490

Operating loss	(637,132)	(1,622,165)	(269,010)	(1,042,762)

Other income (expense):
Interest expense	(610,887)	(539,619)	(209,587)	(189,726)
Amortization of debt discount	(542,835)	(108,835)	(365,527)	(82,040)
Gain/loss on disposal	(17,703)	1,700	(17,703)	1,700
Gain on license sale	75,000	—	75,000	—
Loss on debt extinguishment	(54,117)	—	(54,117)	—
Change in derivative liabilities expense	(10,985,435)	(759,620)	(7,750,521)	(1,084,865)
Other income (expense)	—	3,614	—	—

Total other income (expense)	(12,135,977)	(1,402,760)	(8,322,455)	(1,354,931)

Net loss from continuing operations before income taxes	(12,773,109)	(3,024,925)	(8,591,465)	(2,397,693)

Provision for Income Taxes	—	—	—	—

Net loss - from continued operations	(12,773,109)	(3,024,925)	(8,591,465)	(2,397,693)

Net loss from discontinued operations before tax	(1,123)	(216,053)	—	(97,634)
Provision for income taxes on discontinued operations	—	(2,819)	—	—
Net loss - from discontinued operations	(1,123)	(218,872)	—	(97,634)

Net loss	(12,774,232)	(3,243,797)	(8,591,465)	(2,495,327)

Net loss attributed to non-controlling interest	(76,858)	(104,106)	(7,179)	(38,236)

Net loss attributed to Kaya Holdings, Inc.	(12,697,374)	(3,139,691)	(8,584,286)	(2,457,091)

Basic net loss from continuing operations per common share	$(0.16)	$(0.13)	$(0.06)	$(0.10)
Basic net loss from discontinued operations per common share	$(0.00)	$(0.01)	$—	$(0.00)
Basic net loss per common share	$(0.16)	$(0.13)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding - Basic	78,096,855	23,626,850	147,806,159	24,327,183

Diluted net loss from continuing operations per common share	$(0.16)	$(0.13)	$(0.06)	$(0.10)
Diluted net loss from discontinued operations per common share	$(0.00)	$(0.01)	$—	$—
Diluted net loss per common share	$(0.16)	$(0.13)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding - Diluted	78,096,855	23,626,850	147,806,159	24,327,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.   .

  Kaya Holdings, Inc. and Subsidiaries

  Consolidated Statements of Comprehensive Income (Loss)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The	For The	For The	For The
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net loss	$(12,774,232)	$(3,243,797)	$(8,584,286)	$(2,495,327)

Other comprehensive loss:

Foreign currency adjustments	7,648	210	5,084	2,210

Comprehensive loss	(12,766,584)	(3,243,587)	(8,579,203)	(2,493,117)

Comprehensive loss attributable to non-controlling interest	(76,858)	(104,106)	(36,197)	(38,236)

Comprehensive loss attributable to Kaya Holdings	(12,689,726)	(3,139,481)	(8,543,006)	(2,454,881)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

											Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit

	Preferred Stock - Series C		Preferred Stock - Series D		Common Stock			Treasury Stock		Subscription Payable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Amount
Balance, December 31, 2023 (Audited)	-	-	40	-	22,172,835	$2,217		8,334	$ (18,000)	$ 163,630	$ 22,531,739	$ (36,462,263)	$ (12,617)	$ (1,955,194)	$ (15,750,488)

Imputed interest	-	-	-	-	-	-		-	-	-	5,610	-	-	-	5,610

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-		-	-	-	6,650	-	-	-	6,650

Translation Adjustment	-	-	-	-	-	-		-	-	-	-	-	(997)	(687)	(1,684)

Net Loss	-	-	-	-	-	-		-	-	-	-	(1,084,992)	-	(20,688)	(1,105,680)

Balance, March 31, 2024	-	-	40	-	22,172,835	2,217	-	8,334	(18,000)	163,630	22,543,999	(37,547,255)	(13,614)	(1,976,569)	(16,845,592)

Imputed interest	-	-	-	-	-	-		-	-	-	5,609	-	-	-	5,609

Equity transaction (sale of subsidiary's stock)	-	-	-	-	-	-		-	-	-	6,000	-	-	-	6,000

Translation adjustment	-	-	-	-	-	-		-	-	-	-	-	(252)	(64)	(316)

Net income	-	-	-	-	-	-		-	-	-	-	402,392	-	(45,182)	357,210

Balance, June 30, 2024	-	-	40	-	22,172,835	2,217	-	8,334	(18,000)	163,630	22,555,608	(37,144,863)	(13,866)	(2,021,815)	(16,477,089)

Imputed interest	-	-	-	-	-	-	-	-	-	-	5,671	-	-	-	5,671

Equity transactions (Sale of subsidiary's stock)	-	-	-	-	-	-		-	-	-	8,000	-	-	-	8,000

Common stock issued for services	-	-	-	-	3,100,000	310	-	-	-	-	126,790	-	-	-	127,100

Common stock issued for services - related parties	-	-	-	-	15,300,000	1,530	-	-	-	-	625,770	-	-	-	627,300

Common stock issued for acquiring the subsidiary	-	-	-	-	1,000,000	100		-	-	-	40,900	-	-	-	41,000

Translation Adjustment	-	-	-	-	-	-		-	-	-	-	-	1,758	451	2,209

Net Loss	-	-	-	-	-	-		-	-	-	-	(2,457,091)	-	(38,236)	(2,495,327)

Balance, September 30, 2024	-	-	40	-	41,572,835	4,157	-	8,334	(18,000)	163,630		23,362,739		(39,601,954)	(12,108)	(2,059,600)	(18,161,136)

Balance, December 31, 2024 (Audited)	-	-	40	-	41,572,835	4,157	-	8,334	(18,000)	163,630		23,378,849	-	(38,543,119)	(15,571)	(2,098,078)	(17,128,132)

Imputed interest	-	-	-	-	-	-		-	-	-		5,548		-	-	-	5,548

Translation Adjustment	-	-	-	-	-	-		-	-	-		-		-	2,041	523	2,564

Net Loss	-	-	-	-	-	-		-	-	-		-		(1,636,708)	-	(40,661)	(1,677,369)

Balance, March 31, 2025	-	-	40	-	41,572,835	4,157	-	8,334	(18,000)	163,630		23,384,397	-	(40,179,827)	(13,530)	(2,138,216)	(18,797,389)

Imputed interest	-	-	-	-	-	-		-	-	-		5,610		-	-	-	5,610

Equity transaction (Sale of subsidiary's stock)	-	-	-	-	-	-		-	-	-		5,000		-	-	-	5,000

Translation Adjustment	-	-	-	-	-	-		-	-	-		-		-	4,310	1,103	5,413

Net Loss	-	-	-	-	-	-		-	-	-		-		(2,476,380)	-	(29,018)	(2,505,398)

Balance, June 30, 2025	-	-	40	-	41,572,835	4,157	-	8,334	(18,000)	163,630		23,395,007		(42,656,207)	(9,220)	(2,166,131)	(21,286,764)

Imputed interest	-	-	-	-	-	-		-	-	-		5,671		-	-	-	5,671

Share issued for notes settlement	-	-	-	-	622,868,838	62,287		-	-	-		25,499,739		-	-	-	25,562,025

Share issued for compensation settlement	-	-	-	-	20,000,000	2,000		-	-	-	-	428,631		-	-	-	430,631

Shared issued for consulting services	-	-	-	-	2,000,000	200		-	-	-		25,800		-	-	-	26,000

Warrants issued for services	-	-	-	-	-	-		-	-	-		12,000		-	-	-	12,000

Related party debt extinguishment	-	-	-	-	-	-		-	-	-		1,121,773		-	-	-	1,121,773

Translation Adjustment	-	-	-	-	-	-		-	-	-		-		-	(625)	296	(329)

Net Loss	-	-	-	-	-	-		-	-	-		-		(8,584,286)	-	(7,179)	(8,591,465)

Balance, September 30, 2025	-	-	40	-	686,441,673	68,644	-	8,334	(18,000)	163,630		50,488,621		(51,240,493)	(9,845)	(2,173,014)	(2,720,457)

                   The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaya Holdings, Inc. and Subsidiaries

Consolidated Statement of Cashflows

	(Unaudited)	(Unaudited)
	For The	For The
	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES:
Net loss	$(12,696,251)	$(2,920,819)
Adjustment to non-controlling interest	(76,858)	(104,106)
Adjustments to reconcile net income / loss to net cash used in operating activities:
Depreciation	5,828	3,380
Imputed interest	16,829	16,890
Warrants issued for services	12,000	—
Shares issued for services	26,000	127,100
Shares issued for services-related parties	—	627,300
Shares issued for acquisition-related parties	—	41,000
Loss on extinguishment of debt	54,117	—
Loss on land disposal	17,703	—
Gain on license sales	(75,000)	—
Change in derivative liabilities	10,985,435	759,620
Amortization of debt discount	542,835	108,835
Changes in operating assets and liabilities:
Prepaid expense	(57,075)	32,283
Inventory	(258)	9,019
Right-of-use asset	52,574	88,940
Other assets	(9,902)	11,016
Accrued interest	591,558	485,737
Accounts payable and accrued expenses	51,464	57,015
Accounts payable and accrued expenses - Related Parties	151,909	239,585
Right-of-use liabilities	(52,574)	(89,960)
Deferred tax liabilities	—	2,819

Net cash used in operating activities	(459,666)	(504,346)

Net cash used in Discontinued Operations	(1,123)	(218,872)

INVESTING ACTIVITIES:
Cash Received for Sale of License	25,000	—
Purchase of property and equipment	—	(18,766)
Proceeds from sales of subsidiary's stock	—	20,650

Net cash used in investing activities	25,000	1,884

FINANCING ACTIVITIES:
Payments on debt	—	(115,000)
Proceeds from convertible notes	420,000	872,500

Net cash provided by financing activities	420,000	757,500

Effects of currency translation on cash and cash equivalents	2,208	(480)

NET INCREASE (DECREASE) IN CASH	(15,789)	36,166

CASH BEGINNING BALANCE	39,668	29,108

CASH ENDING BALANCE	$26,087	$64,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	2,500	10,000

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Initial derivative liability on convertible note payable	102,245	388,793
Initial lease	—	142,230
Reinvested interest	—	195,000
Subsidiary shares placement issued from note payable	5,000	—
Related party debt extinguishment	1,121,773	—
Debt conversion to additional paid in capital	25,476,253	—
Shares issued for debt of notes settlement	12,457,377	—
Non-cash common share issued	62,287	—
Derivative liabilities derecognition from debt settlement	13,081,163	—
Accrued compensation settlement	400,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NOTE 1 – ORGANIZATION AND NATURE OF THE BUSINESS

Organization

Kaya Holdings, Inc. FKA (Alternative Fuels Americas, Inc.) (“KAYS”) is a holding company. The Company was incorporated in 1993 and engaged in a number of businesses until October, 2010, the Company changed its name to Alternative Fuels Americas, Inc, in connection with the acquisition of a company by that name. The Company assumed its present name in March 2015, in connection with its commencement of operations in the legal cannabis market in Oregon.

The Company has five subsidiaries:

a.	Marijuana Holdings Americas, Inc., a majority-owned Florida corporation (“MJAI”), which was formed on March 27, 2014 to operate the Company’s cannabis retail business in Oregon. MJAI's operations were discontinued during the nine months ended September 30, 2024, and the subsidiary is now classified as a discontinued operation (see Note 4). The Company retains full ownership of MJAI and is evaluating potential sale opportunities for its remaining assets in 2025; and

b.	34225 Kowitz Road, LLC, a wholly owned Oregon limited liability company which held ownership of the Company’s 26-acre property in Lebanon, Oregon (inactive since February 28, 2023 when the subject property was sold); and

c.	Kaya Brand International, Inc., a majority-owned Florida Corporation (“KBI”) which was formed on October 14, 2019 to expand the business overseas (active); and

d.	Fifth Dimension Therapeutics, Inc., a majority-owned Florida corporation (“FDT”) which was formed on December 13, 2022 to develop and maintain ownership of the Company’s planned Psychedelic Treatment Projects (active); and

e.	Kaya Crypto Operations, Inc., a wholly-owned Florida Corporation (“Kaya Crypto”) which was formed on October 20, 2025 to develop, launch and implement a Digital Assets Treasury Company (DATCO) strategy and related cryptocurrency operations (active).

Additionally, the Company’s subsidiaries hold/have held interests in various limited liability companies to hold licenses for its subsidiaries including MJAI Oregon 1 LLC (the entity that held the licenses for the Company’s retail store operations) , MJAI Oregon 5 LLC (the entity that held the license application for the Company’s 26 acre farm property in Lebanon Oregon, sold on February 28, 2023, inactive since that date) and FDT Oregon 1, LLC (the entity that holds Psilocybin Service Center license).

Nature of the Business

In January 2014, KAYS incorporated MJAI, a wholly owned subsidiary, to focus on opportunities in the legal recreational and medical marijuana industry in the United States. Between April of 2014 and December 31, 2023, KAYS owned and operated four (4) Kaya Shack™ retail cannabis medical and recreational dispensaries, three (3) Medical Marijuana Grow sites licensed by the OHA and two (2) Recreational Marijuana grow sites licensed by the OLCC (all in Oregon). The statuses of these operations are as follows:

The first Kaya Shack™ (Kaya Shack™ Store 1) opened in 2014 in Portland, Oregon and operated until March of 2024, and no further cannabis retail revenue has been generated since that time as it was the Company’s last remaining retail cannabis operation.

Kaya Shack™ Store 2 was closed in December, 2022 as part of a sale and surrender agreement that the Company entered into with the OLCC to resolve an Administrative Action filed by the OLCC .Per the terms of the agreement the Company agreed to either enter into a purchase and sale agreement for its retail license in South Salem by February 1, 2023 (the renewal date) or surrender the license. On April 21, 2023 the Company concluded the sale of Store 2 for $210,000, less a 6% closing commission and minor closing expenses. After these expenses and paying $75,000 to resolve three non-performing store leases in South Oregon, the Company netted $118,900.

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

In the fourth quarter of 2018, KAYS concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the Oregon Liquor Control Commission (the “OLCC ”) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The Seller of the facility was Bruce Burwick, who had obtained it in settlement from a previous investment with an unrelated entity. KAYS entered into a management agreement with the holder of existing OLCC licenses (“Sunstone ”) to oversee operations at the facility pending transfer of the license to KAYS, which were aware would be an extended and cumbersome process, and Bruce Burwick joined KAYS Board of Directors. The Company paid 12,000,000 shares valued at $1,417,200 for the purchase of the property and the seller also purchased 2.5 million restricted shares of the Company’s stock for $250,000 in cash in a private transaction with the Company.

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

Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been cancelled. In addition, the Company received clear title to the warehouse facility. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility’s grow license to an unrelated third party, resigned from the Company’s board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00

On July 28, 2021, the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of September 30, 2025, the Company had $138,227 due to Bruce.

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

On December 13, 2022, the Company formed Fifth Dimension Therapeutics ™ (“FDT”, a Florida Corporation) to seek to provide psychedelic services to sufferers of treatment resistant mental health diseases such as depression, PTSD and other mental health disorders. FDT initially held a 49% stake in FDT Oregon 1, LLC (“FDT1”, an Oregon limited liability company) and in January 1, 2025 the Company issued 1,000,000 shares of common stock to FDT Oregon 1 LLC owners who are also the Company’s related parties, to acquire the remaining 51% equity interest of FDT Oregon 1 LLC.

On November 14, 2023, the Company filed a license application with the Oregon Department of Health (the “OHA”) for the licensure of The Sacred Mushroom™, an approximately 11,000 square foot psilocybin treatment center located in Portland, Oregon And on May 7, 2024, the Company was awarded its license by the Oregon Health Authority to operate and on July 5, 2024 the Company began administering psilocybin treatments to eligible guests.

During the first half of 2024, the Company ceased operations of its retail marijuana business, MJAI, which was previously its primary revenue-generating subsidiary. MJAI's operations were discontinued during the nine months ended September 30, 2024, and no revenue or operating activity has occurred since that date. The retail store was fully closed following the cessation of operations, and the Company no longer maintains involvement in or influence over MJAI’s business activities.

The Company concluded a sale of its last remaining OLCC Cannabis Retailer License on September 2, 2025 for $75,000 less customary commissions and expenses, and as of September 30, 2024, the Company had ceased all retail cannabis operations under the MJAI subsidiary in accordance with ASC 205-20. The Company retains ownership of MJAI, and its assets and liabilities remain consolidated. Only revenues and direct expenses related to MJAI’s retail operations are included in discontinued operations. Accordingly, the Company has classified MJAI’s operations as discontinued as of year-end. See Note 4 for additional details on discontinued operations.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $12,774,232, for the nine months ended September 30, 2025 and net loss of $3,243,797 for the nine months ended September 30, 2024. The net loss for the current period was primarily attributable to non-cash changes in the fair value of derivative liabilities, driven by the issuance of additional convertible notes during the period and the high volatility of the Company’s common stock. At September 30, 2025, the Company has a working capital deficiency of $2,422,383 and is totally dependent on its ability to raise capital. The Company has a plan of operations and acknowledges that its plan of operations may not result in generating positive working capital in the near future. Even though management believes that it will be able to successfully execute its business plan, which includes third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this material uncertainty. Management recognizes that the Company must generate additional funds to successfully develop its operations and activities. Management plans include:

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

Majority-owned subsidiaries:

Fifth Dimension Therapeutics, Inc. (a Florida Corporation)

FDT Oregon 1, LLC (an Oregon limited liability company that holds the Company’s OHA Psilocybin Service Center License)

Kaya Brands International, Inc. (a Florida Corporation)

Kaya Shalvah (“Kaya Farms Israel”, an Israeli corporation) majority owned subsidiary of KBI)

Kaya Farms Greece, S.A. (a Greek Corporation) majority owned subsidiary of KBI)

Marijuana Holding Americas, Inc. (a Florida Corporation)

MJAI Oregon 1 LLC

Non-Controlling Interest

The company owned 55% of Marijuana Holdings Americas until September 30, 2019. Starting October 1, 2019, Kaya Holding, Inc. owns 65% of Marijuana Holdings Americas, Inc. As of September 30, 2025, Kaya owns 65% of Marijuana Holdings Americas, Inc.

The company owned 85% of Kaya Brands International, Inc. until July 31, 2020. Starting August 1, 2020, Kaya Holding, Inc. owns 65% of Kaya Brands International, Inc.

In 2024, FDT increased its authorized preferred stock from 85 shares to 90 shares. The Company previously held 41 shares of FDT preferred stock and received an additional 9 preferred shares during the year, bringing its total holdings to 50 shares. Following this, the Company holds 50 preferred shares and 1,000,000 shares of common stock, representing 54.1% of the total voting rights of FDT. Thereafter, FDT issued 3,615,000 shares of common stock in connection with the execution of several convertible note agreements, receiving total proceeds of $36,150. On June 9, 2025, the Company issued a 3% membership interest in FDT to Robert L. Pope and Lorinda J. Pope in connection with a $50,000 one-year loan agreement (see Note 9). As a result, the Company’s ownership in FDT decreased from 52.08% to approximately 50.51%, and FDT remains a majority-owned subsidiary consolidated in the Company’s financial statements.

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

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  Total value of Finished Goods inventory as of September 30, 2025 and December 31, 2024 is $348 and $90, respectively. Inventory allowance and impairment were $0 and $0 as of September 30, 2025 and December 31, 2024, respectively.

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

Provision for Income Taxes

We recorded no provision for income taxes for the nine months ended September 30, 2025, compared to a provision of $2,819 for the nine months ended September 30, 2024. The 2024 provision was solely related to the operations of MJAI, our former retail cannabis subsidiary, which was discontinued during 2024 and is now reported as a discontinued operation (see Note 4).

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	Fair Value Measurements at September 30, 2025
Assets	Level 1	Level 2	Level 3
Cash	$26,087	$—	$—
Total Assets	26,087	—	—

Liabilities
Convertible debentures, net	—	—	520,742
Derivative liabilities	—	—	503,792
Total liabilities	—	—	1,024,534
Total	$26,087	$—	$(1,024,534)

	Fair Value Measurements at December 31, 2024
Assets	Level 1	Level 2	Level 3
Cash	$39,668	$—	$—
Total Assets	39,668	—	—

Liabilities
Convertible debentures, net of discounts of $440,590	—	—	8,564,632
Derivative liabilities	—	—	2,497,275
Total liabilities	—	—	11,061,907
Total	$39,668	$—	$(11,061,907)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 12.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2025.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Segment reporting

The Company operates as a single reportable segment focused on the development and operation of psychedelic treatment facilities. The Company does not operate separate lines of business or discrete business units. Accordingly, the Company has determined it has one reportable segment. The Company’s chief operating decision maker (“CODM”), Craig Frank, the Company’s Chief Executive Officer, reviews consolidated financial information to assess performance and allocate resources. As of September 30, 2025, all of the Company’s operations, revenues, and long-lived assets are located in the United States. The Company’s former cannabis operations have been discontinued and are presented separately as discontinued operations in accordance with ASC 205-20.

Discontinued Operation

As of September 30, 2025, the Company ceased operations of its retail marijuana business, MJAI, which was previously its primary revenue-generating subsidiary. MJAI's operations were discontinued during the nine months ended September 30, 2024, and no revenue or operating activity has occurred since that date. The retail store was fully closed following the cessation of operations, and the Company no longer maintains involvement in or influence over MJAI’s business activities. As a result, MJAI was reported as a discontinued operation. See Note 4.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2023. Refer to Note 17, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

NOTE 4 – DISCONTINUED OPERATIONS

During the six months ended June 30, 2024, the Company ceased operations of its wholly owned subsidiary, MJAI, a retail marijuana dispensary based in Oregon. While the Company did not formally sell the MJAI business during the nine months ended September 30, 2025, operations were effectively discontinued during the second quarter of 2024, and the dispensary has remained closed since that time. Kaya has had no further operating activity or income from MJAI following the closure.

The Company entered into a definitive agreement in the second quarter of 2025 to sell its remaining OLCC marijuana retail license under the MJAI business for $75,000. During the third quarter of 2025, all regulatory approvals were obtained, the escrowed funds were released to the Company, and the sale was completed. Accordingly, the Company has recognized a gain on the sale of the license of $75,000 during the quarter ended September 30, 2025. As a result of the March 2024 closure and strategic shift in operations, the MJAI segment continues to be classified as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The Company retains ownership of MJAI, and its assets and liabilities remain consolidated in the financial statements. The results of MJAI’s operations have been presented separately from continuing operations for all periods presented in the accompanying consolidated financial statements.

The following table presents the summary of operating results from discontinued operations for the nine months ended September 30, 2025, and 2024:

Marijuana Holdings Americas, Inc.

Consolidated Statements of Operations

	For The	For The
	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Net sales	$—	$28,009

Cost of sales	—	13,406

Gross profit	—	14,603

Operating expenses:
Salaries and wages	231	126,934
Professional fees	—	17,179
General and administrative	892	86,543
Total operating expenses	1,123	230,656

Operating loss	(1,123)	(216,053)

Other income (expense):
Other income (expense)	—	—

Total other income	—	—

Net loss from discontinued operations before income taxes	(1,123)	(216,053)

Provision for Income Taxes	—	(2,819)

Net loss from discontinued operations	(1,123)	(218,872)

Although MJAI’s operations ceased during the year 2024, the Company retained control of the subsidiary as of September 30, 2025. Accordingly, MJAI was not deconsolidated, and its assets and liabilities remain included in the Company’s consolidated balance sheet as of September 30, 2025 and December 31, 2024.

Cash Fow Disclosures from Discontinued Operations

For the nine months ended September 30, 2025 and 2024, the MJAI discontinued operation had net cash used in operating activities of $1,123 and $218,872, respectively. These amounts are reflected as a separate line item in the Company’s consolidated statements of cash flows. All other MJAI-related cash flows remain included in the consolidated operating, investing, and financing activities, as the Company retains ownership of MJAI’s assets and liabilities.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Vehicle	$24,000	$24,000
Computers	30,713	30,713
Machinery and equipment	55,067	55,067
Furniture and fixtures	56,978	56,978
Land	—	17,703
Leasehold improvements	59,442	59,442
Less: Accumulated depreciation	(203,600)	(197,772)
Property and equipment, net	$22,600	$46,131

Depreciation expense totaled $5,828 and $3,380 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6 – NON-CURRENT ASSETS

Other assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Other receivable	$11,735	$10,355
Rent deposits	12,807	12,925
Security deposits	7,886	5,491
Due from BMN Consultant	6,245	—
Total non-current assets	$38,673	$28,771

During the nine months ended September 30, 2025, our other receivables increased in the second quarter primarily due to the recognition of a $75,000 escrow receivable related to the sale of the Company’s Oregon Liquor and Cannabis Commission (“OLCC”) marijuana retail license. The full purchase price of $75,000 was deposited by the buyer into an escrow account with Evergreen Land Title Company in the second quarter of 2025, pursuant to the sale agreement dated April 9, 2025. During the third quarter of 2025, all required OLCC regulatory approvals were obtained, and the escrowed funds were released to the Company. Accordingly, the license sale was completed, and the related receivable was fully collected and removed from the balance sheet. The Company recognized a gain of $75,000 in connection with the sale during the quarter ended September 30, 2025.

NOTE 7 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The accounts payable and accrued expenses consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts payable	$643,043	$586,824
Accrued expenses	40,384	45,139
Total	$683,427	$631,963

Other current liabilities as of June 30, 2025 included a deferred gain of $75,000 related to proceeds received into escrow in connection with the pending sale of the Company’s OLCC marijuana retail license. During the third quarter of 2025, all regulatory approvals were obtained, and the escrowed funds were released to the Company. Accordingly, the deferred gain was recognized in full during the quarter ended September 30, 2025, upon completion of the sale and transfer of the license.

NOTE 8 – CONVERTIBLE DEBT

These debts have a price adjustment provision. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging from 3.68% to 3.83%, volatility ranging from 207.98% to 269.78%, trading prices $0.048 per share and a conversion price ranging from $0.0264 to $0.08 per share.

As of September 30, 2025, the Company completed the conversion of substantially all outstanding convertible notes issued to Caymen Ventures Capital, LLC (44 notes), Lindsey Perry Jr. (4 notes), Gray Lady Capital, LLC (1 note), and Joseph Gayer (1 note). The conversions were executed at $0.02 per share, resulting in the issuance of an aggregate 607,534,390 shares of common stock. The total derivative liabilities associated with these notes were $13,081,163 at September 30, 2025. The increase during the three months ended September 30, 2025, primarily reflects the remeasurement of the derivative liabilities upon amendment and settlement of the convertible notes at a fixed conversion price of $0.02 per share, resulting in a non-cash derivative change of $7,617,339 recognized during the period. Upon conversion, the corresponding principal, accrued interest, and derivative liabilities related to these notes were reclassified to equity, and all remaining unamortized debt discounts were expensed in full during the quarter.

The total derivative liabilities balance associated with the remaining outstanding notes were $503,789 at September 30, 2025 and $2,497,275 at December 31, 2024. The Company issued three new convertible note during nine months ended September 30, 2025 in the amount of $325,000, which was subsequently converted into common stock prior to September 30, 2025.

See Below Summary Table

Convertible Debt Summary
	Debt Type	Debt Classification		Interest Rate	Due Date	Ending
		CT	LT			9/30/2025	12/31/2024

A	Convertible	X		15.0%	1-Jan-17	$25,000	$25,000
B	Convertible		X	8.0%	31-Dec-26	82,391	82,391
C	Convertible		X	8.0%	31-Dec-26	41,195	41,195
D	Convertible		X	8.0%	31-Dec-26	262,156	262,156
O	Convertible		X	8.0%	31-Dec-26	-	136,902
P	Convertible		X	8.0%	31-Dec-26	-	66,173
Q	Convertible		X	8.0%	31-Dec-26	-	65,274
S	Convertible		X	8.0%	31-Dec-26	-	63,205
T	Convertible		X	8.0%	31-Dec-26	-	313,634
CC	Convertible	X		12.0%	1-Jan-24	110,000	110,000
KK	Convertible		X	8.0%	31-Dec-26	-	188,000
LL	Convertible		X	8.0%	31-Dec-26	-	749,697
MM	Convertible		X	8.0%	31-Dec-26	-	124,690
NN	Convertible		X	8.0%	31-Dec-26	-	622,588
OO	Convertible		X	8.0%	31-Dec-26	-	620,908
PP	Convertible		X	8.0%	31-Dec-26	-	611,428
QQ	Convertible		X	8.0%	31-Dec-26	-	180,909
RR	Convertible		X	8.0%	31-Dec-26	-	586,804
SS	Convertible		X	8.0%	31-Dec-26	-	174,374
TT	Convertible		X	8.0%	31-Dec-26	-	345,633
UU	Convertible		X	8.0%	31-Dec-26	-	171,304
VV	Convertible		X	8.0%	31-Dec-26	-	121,727
XX	Convertible		X	8.0%	31-Dec-26	-	112,734
YY	Convertible		X	8.0%	31-Dec-26	-	173,039
ZZ	Convertible		X	8.0%	31-Dec-26	-	166,603
AAA	Convertible		X	8.0%	31-Dec-26	-	104,641
BBB	Convertible		X	8.0%	31-Dec-26	-	87,066
DDD	Convertible		X	8.0%	31-Dec-26	-	75,262
EEE	Convertible		X	8.0%	31-Dec-26	-	160,619
GGG	Convertible		X	8.0%	31-Dec-26	-	79,992
JJJ	Convertible		X	8.0%	31-Dec-26	-	52,455
LLL	Convertible		X	8.0%	31-Dec-26	-	77,992
MMM	Convertible		X	8.0%	31-Dec-26	-	51,348
PPP	Convertible		X	8.0%	31-Dec-26	-	95,979
SSS	Convertible		X	8.0%	31-Dec-26	-	75,000
TTT	Convertible		X	8.0%	31-Dec-26	-	80,000
VVV	Convertible		X	8.0%	31-Dec-26	-	75,000
WWW	Convertible		X	8.0%	31-Dec-26	-	60,000
XXX	Convertible		X	8.0%	31-Dec-26	-	100,000
YYY	Convertible		X	8.0%	31-Dec-26	-	50,000
ZZZ	Convertible		X	8.0%	31-Dec-26	-	40,000
AAAA	Convertible		X	8.0%	31-Dec-26	-	66,000
EEEE	Convertible		X	10.0%	31-Dec-26	-	15,000
FFFF	Convertible		X	10.0%	31-Dec-26	-	60,000
GGGG	Convertible		X	10.0%	31-Dec-26	-	150,000
HHHH	Convertible		X	10.0%	15-Mar-26	-	107,500
IIII	Convertible		X	10.0%	31-Dec-26	-	150,000
JJJJ	Convertible		X	10.0%	31-Dec-26	-	150,000
kkkk	Convertible		X	10.0%	31-Dec-26	-	175,000
LLLL	Convertible		X	10.0%	31-Dec-26	-	250,000
MMMM	Convertible		X	10.0%	31-Dec-26	-	250,000
NNNN	Convertible		X	10.0%	31-Dec-26	-	250,000
Total Convertible Debt						520,742	9,005,222
Less: Discount						-	(440,590)
Convertible Debt, Net of Discounts						$520,742	$8,564,632
Convertible Debt, Net of Discounts, Current						$135,000	$135,000
Convertible Debt, Net of Discounts, Long-term						$385,742	$8,429,632

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

On October 29, 2024, the Company received $125,000 deposit plus $130,000 accrual interest and principal reinvest from selling 10 units to CVC International Ltd. The 10 Units included $250,000 convertible debt and 500,000 FDT shares which is $0.01 per share and total value is $5,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.0 8 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Additionally, this note has a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 principal and/or accumulated interest converted by CVC or their assigns. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

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

On October 29, 2024, the Company received $125,000 deposit plus $130,000 accrual interest and principal reinvest from selling 10 units to CVC International Ltd. The 10 Units included $250,000 convertible debt and 500,000 FDT shares which is $0.01 per share and total value is $5,000. Interest is stated at 10%. The Note and Interest is convertible into common shares at $0.0 8 per share. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share. Additionally, this note has a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 principal and/or accumulated interest converted by CVC or their assigns. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note.

On July 31, 2024, the Company entered into a convertible notes modification agreement with CVC to extend the due date to December 31, 2026.

On January 23, 2025, the Company issued a secured convertible promissory note to CVC International LTD in the principal amount of $195,000, bearing interest at 10% per annum and maturing on December 31, 2026. The note principal reinvest from selling 10 units to CVC International Ltd. The 10 Units included up to $250,000 convertible debt and 500,000 FDT shares which is $0.01 per share and total value is $5,000. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.08 per share, subject to certain adjustment provisions. The note includes a price protection mechanism: if the average closing price of the Company’s common stock for the 20 trading days preceding the conversion notice is less than $0.16 per share, the conversion price is adjusted to the lesser of (i) 50% of that 20-day average or (ii) $0.08 per share, but in no event lower than $0.02 per share. The Company has also granted the holder a one-time conversion price adjustment of $0.02 per share for the first $1,000,000 in principal and/or accrued interest converted. Additionally, the note includes an acceleration clause if certain key individuals are no longer with the Company, and it ranks senior to all other existing and future indebtedness not designated as senior. The Company may prepay the note in whole or in part, subject to a minimum of six months’ interest and a 10-day advance notice, during which the holder may still elect to convert. As the conversion terms include variable pricing features and contingent adjustments, the Company accounted for the embedded derivative under ASC 815-15, "Embedded Derivatives." Accordingly, a derivative liability was initially recognized, with a corresponding discount on the convertible note. The discount is being amortized to interest expense over the term of the note. As of September 30, 2025, the full $250,000 principal and $17,123 accrued interest were converted into common stock in accordance with the note’s terms. All related derivative liabilities and unamortized discounts were reclassified to equity upon conversion, and no balance remains outstanding as of the reporting date.

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

As the conversion terms include variable pricing features and contingent adjustments, the Company accounted for the embedded derivative under ASC 815-15, Embedded Derivatives. Accordingly, a derivative liability was initially recognized, with a corresponding discount on the convertible note. The discount is being amortized to interest expense over the term of the note. As of September 30, 2025, the full $50,000 principal and $1,397 accrued interest were converted into common stock in accordance with the note’s terms. All related derivative liabilities and unamortized discounts were reclassified to equity upon conversion, and no balance remains outstanding as of the reporting date.

On September 8, 2025, the Company issued a secured convertible promissory note to CVC International Ltd. in the principal amount of $25,000, bearing interest at 10% per annum and maturing on December 31, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.08 per share, subject to certain adjustment provisions. The note includes a price protection mechanism: if the average closing price of the Company’s common stock for the 20 trading days preceding the conversion notice is less than $0.16 per share, the conversion price is adjusted to the lesser of (i) 50% of that 20-day average or (ii) $0.08 per share, but in no event lower than $0.02 per share. The Company has also granted the holder a one-time conversion price adjustment to $0.02 per share for the first $1,000,000 in principal and/or accrued interest converted. Additionally, the note includes an acceleration clause if certain key individuals are no longer with the Company, and it ranks senior to all other existing and future indebtedness not designated as senior. The Company may prepay the note in whole or in part, subject to a minimum of six months’ interest and a 10-day advance notice, during which the holder may still elect to convert.

As the conversion terms include variable pricing features and contingent adjustments, the Company accounted for the embedded derivative under ASC 815-15, Embedded Derivatives. Accordingly, a derivative liability was initially recognized, with a corresponding discount on the convertible note. The discount is being amortized to interest expense over the term of the note. As of September 30, 2025, the full $25,000 principal and $151 accrued interest were converted into common stock in accordance with the note’s terms. All related derivative liabilities and unamortized discounts were reclassified to equity upon conversion, and no balance remains outstanding as of the reporting date.

As of September 30, 2025, substantially all previously issued convertible notes to CVC International, Ltd. (f/k/a Cayman Ventures Capital), Lindsey Perry Jr., Gray Lady Capital LLC, and Joseph Gayer had been converted into common stock. A limited number of other convertible notes remain outstanding and under negotiation, with aggregate principal of $520,742, accrued interest of $249,145, and related derivative liabilities of $503,789.

NOTE 9 – NON-CONVERTIBLE DEBT

	September 30, 2025	December 31, 2024

Current non-convertible notes	$59,312	$70,920
Non-current non-convertible notes	—	—
Total non-convertible notes	$59,312	$70,920

Breakdown
CBD Growth Partners (a)	$9,312	$9,312
CV 46 (b)	—	61,608
Robert L. Pope and Lorinda J. Pope (c)	50,000	—
Total non-convertible notes	$59,312	$70,920

(a) On September 16, 2016, the Company received a total of $31,661 to be used for equipment in exchange for a two year note in the aggregate amount of $31,661 with interest accruing at 18% per year and a 10% loan fee. The note is in default as of December 31, 2024 with an outstanding balance of $9,312.

(b) On June 12, 2023, the Company issued a 10% promissory note in the amount of $350,000 with 10% interest rate, payable to CVC International Ltd, secured by 10% of monthly total revenues from all sources of Kaya Holdings, Inc. and any of its subsidiaries. and the noteholder also received 10 Series A preferred shares in FDT, which are convertible into a total of 10% of the common shares. The due date of the note is June 12, 2025. At the end of September 2023, the company paid $5,000, which is 10% of the total revenues from all sources of Kaya Holdings, Inc to the Holder and the Holder agreed to reinvest it as the additional of the note. On October 6, 2023, the Company received another $145,000 from the same investor to increase the promissory note to $500,000 total. As of September 30, 2024, Cayman Venture Capital Fund reinvested $29,000 of accrued interest from promissory notes into convertible notes and FDT stock purchases. In connection with this reinvestment, the Fund executed three convertible promissory notes, each with a principal amount of $150,000, and received a total of 900,000 FDT shares. On July 22, 2024, $16,975 of accrued interest and $36,025 of principal were reinvested into an additional 10 units, which included $175,000 of convertible debt and 350,000 FDT shares. On September 13, 2024, $6,730 of accrued interest and $123,270 of principal were reinvested into an additional 10 units, which included $250,000 of convertible debt and 500,000 FDT shares. On October 29, 2024, $4,288 of accrued interest and $125,712 of principal were reinvested into an additional 10 units, which included $250,000 of convertible debt and 500,000 FDT shares. On December 4, 2024, $2,116 of accrued interest and $152,884 principal were reinvested into an additional 10 units, which included $250,000 convertible debt and 500,000 FDT shares. As of September 30, 2025, the remaining $51,608 principal and $5,081 accrued interest were converted into common stock in accordance with the note’s terms.

(c) On June 9, 2025, the Company received $50,000 from Robert L. Pope and Lorinda J. Pope under a one-year non-convertible loan agreement bearing interest at 10% per year. In addition to interest, the lenders are entitled to receive 10% of the Company’s gross operating revenue each quarter, beginning with the first full fiscal quarter after the loan disbursement. The loan is repayable in full within one year regardless of revenue. As part of the agreement, the lenders were granted a 3% ownership interest in FDT, representing a 3% membership interest. As of September 30, 2025, the outstanding principal balance was $50,000, with $$1,548 accrued interest.

(d) On June 23, 2025, the Company received $50,000 for working capital in exchange for a short-term note bearing interest at 10% per year, with a minimum of six months’ interest due. The note is secured by the proceeds from the pending sale of the Company’s OLCC marijuana retail license and matures on the earlier of the license sale closing or October 1, 2025. As of September 30, 2025, the outstanding $50,000 principal and $2,500 accrued interest balance were paid in full.

Related Party
	September 30, 2025	December 31, 2024
Loan payable - Stockholder, 0%, Due December 31, 2027 (1)	$—	$250,000
	$—	$250,000

(1)

The $250,000 non-convertible note was issued as part of a Debt Modification Agreement dated January 2, 2014. On January 1, 2019, the holder of the note extended the due date until December 31, 2021.  The interest rate of the non-convertible note is 0%. The Company used the stated rate of 9% as imputed interest rate, which interest was $11,158 and $5,610 for the nine months ended September 30, 2025 and 2024, respectively.  On December 31, 2024, the Company entered into an agreement to further extend the debt until December 31, 2027, with no additional interest for the extension period. As of September 30, 2025, the Company has settled the remaining $250,000 principal balance and converted into common stock in accordance with the settlement terms.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

During the quarter ended September 30, 2025, the Company also issued an aggregate of 15,334,449 shares of common stock to settle certain non-convertible notes payable, including those held by Caymen Ventures Capital, LLC (Note CV46) and Ilan Sarid. The shares were issued at an agreed conversion price of $0.02 per share and valued at the market price of approximately $0.0215 per share, for a total fair value of approximately $330,175. The settlements resulted in the extinguishment of the related notes and accrued interest totaling approximately $306,689, with the difference of $23,486 recognized as a loss on debt extinguishment. No cash proceeds were received in connection with these issuances.

On September 3, 2025, the Company issued 2,000,000 shares of common stock to Greentree Financial Group, Inc. in connection with a consulting and advisory agreement. The shares were issued in accordance with Rule 144 and valued at the market price of approximately $0.013 per share, for a total fair value of $26,000. In addition to the share issuance, the Company agreed to pay cash compensation of $25,000, of which $20,000 was paid upon signing and $5,000 remained payable as of September 30, 2025.

On September 30, 2025, the Company issued a total of 20,000,000 shares of common stock to the Company CEO Craig Frank, and consultant William David Jones, in settlement of accrued compensation balances. Each party converted $200,000 of accrued compensation into 10,000,000 shares at a fixed conversion price of $0.02 per share, and forgave the remaining balances totaling $1,121,773. The shares were issued in accordance with Rule 144 and valued at the market price of approximately $0.0215 per share, for a total fair value of $430,631. Because the fair value of the equity issued exceeded the carrying amount of the accrued compensation settled for $400,000, the Company recognized a loss on settlement of $30,631, recorded in operating expenses.

On September 30, 2025, the Board of Directors approved the issuance total of 607,534,390 shares for debt conversion between the Company and CVC International, Ltd, Lindsey Perry Jr., Gray Lady Capital LLC, and Joseph Gayer. The shares were issued in accordance with Rule 144 and valued at the market price of approximately $0.0215 per share, for a total fair value of approximately $13.1 million. The conversions resulted in the extinguishment of the related convertible notes, accrued interest, and derivative liabilities, which were reclassified to equity as of the conversion date. No cash proceeds were received by the Company in connection with these issuances.

As of September 30, 2025, there were 686,441,673 shares of common stock outstanding and 1,100,000 shares subscription payable.

Warrants

On September 3, 2025, the Company entered into a one-year consulting agreement with Greentree Financial Group, Inc. to provide advisory and uplisting support services related to the Company’s planned public offering. The agreement covers the period from September 3, 2025 through September 30, 2026. The Company issued a warrant to purchase 1,000,000 shares of common stock to Greentree Financial Group, Inc. as part of the consulting and advisory agreement described above. The warrant was issued in accordance with Rule 144, has an exercise price of $0.05 per share, and is exercisable immediately upon issuance for a term of five years. The expiration date of the warrants will be September 3, 2030. The fair value of the warrant on the grant date was estimated at $12,000 using the Black-Scholes option-pricing model.

Black-Scholes Model is using with the following variables:

·	Stock Price - $0.013
·	Exercise Price - $0.05
·	Term - 5 years
·	Volatility - 186.16%
·	Risk Free Rate of Return - 3.61%

As consideration for the services, the Company agreed to compensate Greentree as follows:

(i) Cash fees of $25,000, of which $20,000 was paid upon execution and $5,000 remained payable as of September 30, 2025;

(ii) 2,000,000 shares of the Company’s common stock, valued at the quoted market price of $0.013 per share on the agreement date, for a total fair value of $26,000; and

(iii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share, expiring September 3, 2030. The warrant’s fair value was estimated at $12,000 using the Black-Scholes option-pricing model. The following assumptions were used in the valuation: stock price $0.013, term 5 years, expected volatility 186.16%, risk-free rate 3.61%, and dividend yield 0%.

The aggregate fair value of consideration provided to Greentree totaled $63,000. The total value was recorded as a prepaid consulting expense within Current Assets and is being amortized on a straight-line basis over the one-year service term.

For the nine months ended September 30, 2025, the Company recognized $5,250 of consulting expense related to this agreement, and the remaining $57,750 was included in Prepaid expenses.

Treasury Stock

As of September 30, 2025, the Company held 8,334 shares of its own common stock as treasury stock, which are recorded at cost using the cost method in accordance with ASC 505-30, Treasury Stock. These shares were originally issued in 2015 as part of a consulting agreement and were returned to the Company in 2016 pursuant to a settlement agreement with the service provider.

Although the shares were returned in 2016, they were not previously recorded as treasury stock. Upon review during the preparation of the 2024 financial statements, the Company determined that these shares should be properly reflected as issued but not outstanding. Accordingly, as of September 30, 2025 and December 31, 2024, 8,334 shares are reported as treasury stock, with a total recorded cost of $18,000 and have been excluded from shares outstanding in the computation of earnings per share.

NOTE 12 – DERIVATIVE LIABILITIES

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

However, due to a recognition of tainting, due to variable conversion price on some of the convertible notes, all convertible notes are considered to have a derivative liability, therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Binomial Options Pricing Model with a risk-free interest rate of ranging 3.68% to 3.83%, volatility ranging from 207.98% to 269.78%, trading prices was $0.0484 per share and a conversion price ranging from $0.0264 to $0.08 per share. The total derivative liabilities associated with these notes were $503,789 at September 30, 2025 and $2,497,275 at December 31, 2024, respectively.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follows:

Balance as of December 31, 2024	$2,497,275
Change in Derivative values	10,985,435
Debt conversion derivative derecognition	(13,081,163)
Initial derivative	102,245
Balance as of September 30, 2025	$503,792

The Company recorded the debt discount to the extent of the gross proceeds raised and expanded immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded initial derivative liabilities of $102,245 and $558,876 for the new notes issued as of September 30, 2025 and December 31, 2024, respectively.

The Company recorded a change in the value of embedded derivative liabilities loss of $10,985,435 and derivative liabilities gain of $325,245 for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, derivative liabilities of $13,081,163 were derecognized in connection with the conversion and settlement of certain convertible notes. Upon conversion, the carrying amount of the related derivative liabilities was reclassified to additional paid-in capital as the underlying notes were extinguished through issuance of common stock.

NOTE 13 – DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

In connection with the debt conversions during the nine months ended September 30, 2025, the remaining unamortized debt discount of $358,799 was fully expensed at the time of conversion. Debt discount amounted to $0 and $440,590 as of September 30, 2025 and December 31, 2024, respectively.

The Company recorded the amortization of debt discount of $542,835 and $108,835 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company was indebted to an affiliated shareholder of the Company for $840,955, which consisted of $737,100 principal and $103,895 accrued interest, with interest accruing at 10%. On January 2, 2014, the Company entered into a Debt Modification Agreement whereby the total amount of the debt was reduced to $750,000 and no interest accrued until December 31, 2015. $500,000 of the debt is convertible into 50,000 Series C Convertible Preferred Shares of KAYS. The remaining $250,000 is not convertible and booked in related party notes payable. Between December 31, 2015 and December 31, 2024 the Company entered into various agreements to extend the debt with no interest due up through December 31, 2027, with no additional interest for the extension period. As of September 30, 2025, the Company has settled the remaining $250,000 principal balance and converted into common stock in accordance with the settlement terms.

In 2019, the Company entered into amended consulting agreements for a term of 3 years with two parties: Tudog International Consulting, Inc., which provides CEO services through Craig Frank, an officer and related party of the Company, and BMN Consultants, Inc., which provides business development and financial consulting services through William David Jones, a non-officer and non-related party consultant. In 2023, The Tudog Group, BMN Consultants, Inc, Inc and 495 Oxford Consulting, Inc which all provide services to the Company through Craig Frank and William David Jones, forgave a total of $38,329 of payable expense. The payable forgiveness was recorded as Additional paid in capital. Each consulting entity is entitled to monthly compensation of $25,000 under its respective agreement. Due to the Company’s liquidity constraints, compensation had been paid only in part during the periods presented. As of March 31, 2024, the Company had recorded total accrued compensation of approximately $500,000, with $250,000 attributable to Tudog International Consulting, Inc. and $250,000 to BMN Consultants, Inc. By agreement of the parties, the unpaid balances were deferred and not payable until December 1, 2026, and have been classified as long-term liabilities. Effective January 1, 2025, the Company and both consulting entities agreed to cease accruing additional monthly compensation.

During the three months ended September 30, 2025, the Company and the consultants agreed to settle the outstanding accrued compensation balance of $1,363,733 and amounts due to related parties $158,000 through a combination of conversion to common stock and debt forgiveness. Under the agreement dated September 15, 2025, each of Craig Frank and William David Jones converted $200,000 of accrued compensation into 10,000,000 shares (each) of the Company’s common stock at $0.02 per share. The fair value of the stock on the conversion date was $0.0215 per share, resulting in total fair value of $430,631 and a $30,631 loss on debt extinguishment The remaining balances of $1,121,773 were forgiven by both parties and recorded as contribution to additional paid-in capital. After the transaction, all accrued compensation and related-party payables to Tudog International Consulting, Inc. and BMN Consultants, Inc. were fully settled.

In the fourth quarter of 2018, KAYS concluded the purchase of the Eugene, Oregon based Sunstone Farms grow and manufacturing facility, which is licensed by the Oregon Liquor Control Commission (the “ OLCC ”) for both the production (growing) of medical and recreational marijuana flower and the processing of cannabis concentrates/extracts/edibles. The Seller of the facility was Bruce Burwick, who had obtained it in settlement from a previous investment with an unrelated entity. KAYS entered into a management agreement with the holder of existing OLCC licenses (“ Sunstone ”) to oversee operations at the facility pending transfer of the license to KAYS, which were aware would be an extended and cumbersome process, and Bruce Burwick joined KAYS Board of Directors.

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

Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been cancelled. In addition, the Company received clear title to the warehouse facility. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility’s grow license to an unrelated third party, resigned from the Company’s board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00

On July 28, 2021, the Company announced that all terms had been satisfied. Pursuant to the terms of the settlement, Bruce Burwick surrendered to KAYS 1,006,671 shares of our common stock issued to him in connection with the transaction (800,003 shares which were issued for the facility purchase, 166,667 shares which were issued for $250,000 in cash and 40,001 shares which were issued as annual compensation for Burwick serving as a director of KAYS). The shares have been submitted to KAYS' transfer agent for cancellation. In addition, the Company received clear title to the warehouse facility, which enables the Company to sell it without restriction. As part of the settlement, Burwick received $160,000 from the net proceeds of the sale of the facility's grow license to an unrelated third party, resigned from the Company's board of directors and agreed to work as a non-exclusive consultant to the Company for the next four years for a yearly fee of $35,000.00. As of September 30, 2025, the Company had $138,227 due to Bruce.

On September 5, 2024, the Board of Directors approved the issuance of 1,000,000 shares of common stock to FDT Oregon 1 LLC owners who are also the Company’s related party to acquire equity interest of FDT Oregon 1 LLC.

NOTE 15 – STOCK OPTION PLAN

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has three operating leases for an office in Fort Lauderdale, Florida, the Sacred Mushroom Psilocybin Service Center in Portland, Oregon, an apartment used by Officers and Consultants for the Company in Portland, Oregon when they are working in Portland, all under arrangements classified as leases under ASC 842.

Effective June 1, 2019, the Company entered into an operating lease for office space in Fort Lauderdale, Florida, with an initial two-year term expiring on May 31, 2021, at a monthly base rent of $1,802. The lease was subsequently extended for one year on June 1, 2021, and again on June 1, 2022. The monthly lease payment, including sales tax and operating expenses, was $2,136. Although the lease was originally scheduled to terminate on May 30, 2023, the Company extended the lease again on October 1, 2023, on a short-term basis. The Company continued leasing the property on a month-to-month basis until it terminated the lease and vacated the premises during the first quarter of 2025. As of September 30, 2025, the Company no longer maintains a lease obligation related to this property.

Effective May 15, 2014, the Company leased a unit in Portland, Oregon under a 5-year operating lease expiring May 15, 2019. In May 2019, the lease had been extended to April 30, 2024. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. In February 2024, the landlord and the Company agreed to terminate the lease and the Company owes $8,650 rent after $5,000 against the rent deposit. As of September 30, 2025, lease liabilities and right of use assets were all $0.

On September 21, 2023, the Company executed a lease for approximately 11,000 square feet of space in Portland, OR for its psilocybin business. The lease was for one year with option for an additional two years, if all conditions are met. The lease does not commence until such time as the Company has received notice of OHA Psilocybin Service Center License approval for the location.

The Company has escrowed $51,818 with an Oregon-licensed attorney in Oregon (“Escrow Holder”) pursuant to an escrow agreement between Tenant, Landlord and the Escrow Holder, of which $38,894 is prepaid Base Rent and Additional Rent for five months and $12,925 is the Security Deposit. The lease commencement date is April 1, 2024, $10,761 per month and $142,230 right of use assets and right of use liability were recorded. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 9.32% to estimate the present value of the right of use liability. The Company has right-of-use assets of $0 and operating lease liabilities of $0 as of September 30, 2025. Rent expenses for the nine months ended September 30, 2025 and 2024 were $93,617 and $239,107, respectively.. This lease expired during the nine months period ended September 30, 2025, and the related ROU asset and lease liability were fully derecognized.

On June 13, 2025, the Company entered into a month-to-month apartment lease for premises located in Portland, Oregon, with a current monthly rent of $1,495. The lease may be terminated by either party with 30 days’ written notice. For the nine months ended September 30, 2025, rent expense related to this lease was $5,370. The Company gave notice to terminate this lease on October 21, 2025 and the lease expired on November 21, 2025.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 17, 2024, the Company reached a settlement agreement with P3 Distributing L.L.C. in connection with a lawsuit filed in the Marion County Circuit Court, Case No.24CV08588. Under the terms of the settlement, the Company is required to make monthly payments of $300 for a period of 18 months beginning September 30, 2024. In addition, a balloon payment of $11,779 is due at the conclusion of the payment schedule. The Plaintiff has agreed to dismiss the lawsuit without prejudice and not to file the Stipulated General Judgment with the court as long as the Company makes timely payments. In the event of a default, the Plaintiff retains the right to reinstate the lawsuit and file the Stipulated General Judgment. The total amount of the settlement is $17,179. As of September 30, 2025, the Company complies with the settlement agreement terms.

Note 17 - SEGMENT REPORT

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

As of September 30, 2025, all of the Company’s operations, revenues, and long-lived assets are located in the United States, primarily in Florida and Oregon, where the Company’s treatment facilities are based.

As disclosed in Note 4 to the consolidated financial statements, during the nine months ended September 30, 2024, the Company ceased operations of its MJAI retail marijuana business, which had historically represented its primary operating segment. Following this operational shutdown, MJAI ceased to generate revenue and is no longer considered part of continuing operations. Although the Company retains ownership of MJAI as of September 30, 2025, it intends to pursue the sale of MJAI and its related assets during the third quarter of 2025. Accordingly, the MJAI segment is presented as a discontinued operation in the consolidated financial statements in accordance with ASC 205-20.

The Company has no other operating segments that meet the quantitative thresholds for separate disclosure, and a reconciliation of segment totals is not required given the single-segment structure.

The following table presents segment revenue, segment profit or loss, and significant segment expenses.

	For Nine Months ended September 30, 2025	For Nine Months ended September 30, 2024
Gross profit	10,814	2,728
Less:
Professional fees	344,872	1,156,422
Salaries and wages	62,189	—
General and administrative	240,885	468,471
Interest expense	610,887	539,619
Amortization of debt discount	542,835	108,835
Change in derivative liabilities expense	10,985,435	759,620
Gain on license sale	(75,000)	—
Loss on debt extinguishment	54,117	—
Other Segment Items(a)	17,703	(5,314)
Segment net loss	(12,773,109)	(3,024,925)
Reconciliation of profit or loss	—	—
Adjustments and reconciling items	—	—
Provision for Income Taxes	—	—
Net loss from discontinued operations	(1,123)	(218,872)
Net loss attributed to non-controlling interest	(76,858)	(104,106)
Consolidated net loss	$(12,697,374)	$(3,139,691)

(a)	Other segment items included in Segment net income includes gain/loss on disposal and other income (expenses).

NOTE 18 - INCOME TAXES

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2025 and December 31, 2024, we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2025 and 2024 are 21% and 21%, respectively.

The Company has net operating loss carry forwards of approximately $19,927,530 at September 30, 2025 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	September 30, 2025	December 31, 2024
Deferred Tax Asset	4,186,083	3,934,643
Valuation Allowance	(4,186,083)	(3,934,643)
Net Deferred Tax Asset	$—	$—

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $0 during the nine months ended September 30, 2025, compared to $2,819 during the nine months ended September 30, 2024. The 2024 provision relates entirely to the operations of MJAI, our former retail cannabis business, which was discontinued during the year and is now reported as a discontinued operation (see Note 4). Although we have net operating loss carryforwards that we believe are available to offset this liability, the tax arises under Section 280E of the Internal Revenue Code, which disallows deductions for businesses trafficking in controlled substances, including cannabis. As a conservative measure, we accrued this liability in connection with MJAI’s taxable activity prior to its closure.

Note 19 - SUBSEQUENT EVENTS

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

On September 15, 2025, the Company entered into a Preferred Stock Conversion Agreement with Craig Frank, KAYS CEO and Acting CFO, and RLH Financial Partners, Inc., teach which hold 20 shares of the Company’s Series D Preferred Stock (40 shares of Series D Preferred Stock in total). Under the agreement, the preferred shares may be converted into common shares upon the Company’s written notice, in connection with the Company’s planned business restructuring and uplisting preparation. As of September 30, 2025, no conversion or issuance of common shares had occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Kaya Holdings currently has three operating subsidiaries-

a.	Kaya Brands International, Inc., a majority-owned Florida Corporation (“KBI”) which was formed on October 14, 2019 to expand the company’s Medical Cannabis business oversea; and

b.	Fifth Dimension Therapeutics, Inc., a majority-owned Florida corporation (“FDT ”) which was formed on December 13, 2022 to condut of the Company’s planned Psychedelic Treatment projects; and

c.	Kaya Crypto Operations, Inc., a wholly-owned Florida Corporation (“Kaya Crypto”) which was formed on October 20, 2025 to develop, launch and implement a Digital Assets Treasury Company (“DATCO”) strategy and related cryptocurrency operations.

Kaya Brands International, Inc. and Kaya Farms Greece

In 2019 KAYS formed Kaya Brands International, Inc. (“Kaya International” or “KBI”), to leverage its experience and expand into worldwide cannabis markets. KBI’s current initiative includes Greece.

Our Project in Epidaurus, Greece (“The Epidaurus Project”) consists of 2 connected industrial buildings (already constructed, approximately 50,000 square feet in total under-air space) situated on 2.8 acres of land, with its own independent industrial electrical power center and ample water supply to service the needs of the facility. The Epidaurus Project is designed to include 25,000 square feet of indoor cannabis cultivation, a 15,000 square foot EU-GMP extraction and processing facility, and a 10,000 square foot EU-GMP packing area. There is ample room for expansion with room to construct an additional 15,000 square feet on site. We have an existing installation license which allows us to complete the project, and due to interruptions from COVID 19 and the Russian/Ukraine War we are awaiting project financing to complete the project.

The land for the potential project in Epidaurus is owned by one of our Greek partner’s families, and the Company believes it could acquire the property once funding and market conditions allow. Alternatively, the license is in good order, and can be transferred to a new location pending Greek Government approval.

Fifth Dimension Therapeutics, Inc.

On December 13, 2022, the Company formed Fifth Dimension Therapeutics, Inc. (“FDT”) to seek to provide psychedelic treatments to veterans suffering from PTSD, addicts seeking to break addiction, individuals with eating disorders, and others with a wide array of treatment resistant mental health disorders.

In November 2023, the Company filed a license application with the OHA for the licensure of The Sacred Mushroom an approximately 11,000 square foot psychedelic treatment center located in Portland, Oregon and after receiving our license in April 2024 and began providing treatments in September 2024. Between September 2024 through October 31, 2025 we provided psilocybin treatments to individuals and groups in our Portland, Oregon facility and even hosted the filming of a documentary of a veteran obtaining psilocybin treatment and his journey of recovery.

The Company terminated the lease for the Portland effective October 31, 2025 and is currently placing clients at local Psilocybin Service Centers in Portland that rent out rooms for sessions to licensed facilitators. Additionally, we are pursuing seeking to utilize our OHA Psilocybin Service Center License to enter into cooperation agreements with select pharmaceutical companies seeking access to data and a facility to host their trials,.

Kaya Crypto Operations, Inc.

On October 20, 2025, the Company formed Kaya Crypto Operations, Inc.(“Kaya Crypto”) to develop, launch and implement a Digital Assets Treasury Company (“DATCO”) strategy and related cryptocurrency operations.

KAYS is conducting ongoing discussions with cryptocurrency foundations and other entities/individuals through its representatives Thomas Gaffney of Conduit Advisors, a seasoned corporate attorney and capital markets strategist with extensive experience in the digital asset sector and the team at Greentree Financial Group ("Greentree"), which has been involved with a number of recent high profile crypto treasury deals both as an investor and as a financial advisor, to develop a strategy for becoming a DATCO.

The Company is seeking to develop a joint venture with one or more of the top 200+/- crypto currencies as ranked by market cap. The preferred candidate(s) would most likely be built on the Solana Network (Solana, with its high throughput offers low transaction costs, is ideal for smart contracts, offers optimal strategies for liquidity, lending and leveraged trading, and is user friendly with an emphasis on security), or the Ethereum or Polygon Networks, which both have significant advantages as well. Interested cryptocurrency foundations and other entities and individuals While the Company has not yet entered into a definitive agreement with any third party, Thomas and the Company's representatives are exploring opportunities with two different groups introduced by Thomas. The Company also plans to engage in dialogue with other cryptocurrency foundations.

Additionally, the Company has begun to reach out to different entities in Grand Cayman, a leading global offshore financial center, to help build out its planned cryptocurrency operations. In recent years, Grand Cayman and the Cayman Islands have emerged as a Cryptocurrency and Digital Assets Financial Center, and the Company is working to leverage its contacts there for both potential investment in the cryptocurrency subsidiary and access to cryptocurrency trading and service platforms.

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Revenues

We incurred a loss from continuing operations of $8,591,465 for the three months ended September 30, 2025, compared to $2,397,693 for the three months ended September 30, 2024. The increase in loss was primarily attributable to non-cash expenses associated with the conversion of outstanding convertible debts and the related changes in the fair value of derivative liabilities recognized under ASC 815.

Losses from discontinued operations, which reflect our former cannabis retail business under Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), totaled $0 for the three months ended September 30, 2025, compared to $97,634 for the three months ended September 30, 2024. The significant decrease in discontinued operation loss was due to the closure of our last remaining retail dispensary in Oregon during the year of 2024, in line with our strategic shift away from the U.S. cannabis retail market. As a result, MJAI was classified as a discontinued operation for the nine months ended September 30, 2025.

Cost of Sales

Cost of sales from continuing operations was $38 for the three months ended September 30, 2025, compared to $272 for the three months ended September 30, 2024, reflecting the cost of our Psychedelic Medicine business in the early-stage.

Cost of sales from discontinued operations, related to our former retail cannabis business under MJAI, was $0 for the three months ended September 30, 2025, compared to $0 for the three months ended September 30, 2024. The result corresponds with the closure of MJAI’s dispensary operations during the first half of 2024 and the resulting wind-down of cannabis-related retail activity.

Operating Expenses

General and administrative expenses from continuing operations were $72,968 for the three months ended September 30, 2025, compared to $248,840 for the three months ended September 30, 2024. Salaries and wages from continuing operations totaled $1,565 for the three months ended September 30, 2025, compared to $0 for the three months ended September 30, 2024. General and administrative expenses from discontinued operations were $0 for the three months ended September 30, 2025, compared to $42,604 for the three months ended September 30, 2024. Salaries and wages from discontinued operations totaled $0 for the three months ended September 30, 2025, compared to $37,851 for the three months ended September 30, 2024. The changes primarily reflect the wind-down of MJAI’s cannabis retail operations and the early-stage expenses associated with the launch of The Sacred Mushroom™ facility.

Professional fees from continuing operations were $199,847, for the three months ended September 30, 2025, compared to $796,650 for the three months ended September 30, 2024. Professional fees from discontinued operations totaled $0 and $17,179 for the three months ended September 30, 2025 and 2024, respectively. The overall decrease in professional fees was primarily driven by stock-based compensation issued during 2024.

After giving effect to all of the foregoing, operating expenses from continuing operations were $274,380 for the three months ended September 30, 2025, compared to $1,045,490 for the three months ended September 30, 2024.

Operating expenses from discontinued operations totaled $0 and $97,634 for the three months ended September 30, 2025 and 2024, respectively. Correspondingly, the Company recorded an operating loss from continuing operations of $269,010 and 1,042,762 for the three months ended September 30, 2025 and 2024, respectively. Operating loss from discontinued operations was $0 and $97,634 for the three months ended September 30, 2025, and 2024, respectively.

Interest expense

Interest expense from continuing operations was $209,587 for the three months ended September 30, 2025, as compared to $189,726 for the three months ended September 30, 2024, reflecting a slight increase of additional debt incurred in 2025. Interest expense from discontinued operations was $0 and $0 for the three months ended September 30, 2025 and 2024, respectively.

Net Income (Loss)

After giving effect to an operating loss of $269,010, interest expense of $209,587, amortization of debt discount of $365,527, a non-cash expense of $7,750,521 related to the change in fair value of derivative liabilities, loss on land disposal of $17,703, and a loss on debt extinguishment of $54,117, the Company recorded offsetting non-cash and non-operating gains consisting of a $75,000 gain on the sale of license during the three months ended September 30, 2025. These results were primarily driven by the Company’s debt conversions and compensation settlements completed during the period, as well as the stabilization of the Company’s stock price, which reduced the volatility factors utilized in the derivative liability valuation model. Net loss from discontinued operations was $0, reflecting the discontinue of MJAI’s cannabis retail business prior to its closure in the second quarter of 2024. The Company also recorded a net loss attributable to non-controlling interest of $7,179 for the three months ended September 30, 2025. In addition, the Company accrued a tax liability of $902,166 related to potential taxes payable under IRS Code Section 280E.

For comparison, during the three months ended September 30, 2024, the Company recorded an operating loss of $ 1,354,931, interest expense of $189,726, amortization of debt discount of $82,040, and a non-cash expense of $1,084,865 related to the change in fair value of derivative liabilities, partially offset by gain on disposal of store furniture and fixtures in the amount of $1,700. The Company also reported a net loss from discontinued operations of $97,634, reflecting the remaining activities of the cannabis retail operations prior to closure. Net loss attributable to non-controlling interest totaled $38,236 for the period. As a result, the net loss attributable to the Company was $7,444,810 for the three months ended September 30, 2025, compared to net loss of $2,457,091 for the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to Nine months ended September 30, 2024

Revenues

We incurred a loss from continuing operations of $12,773,109 for the nine months ended September 30, 2025, compared to $3,024,925 for the nine months ended September 30, 2024. The increase in loss was primarily attributable to non-cash expenses associated with the conversion of outstanding convertible debts and the related changes in the fair value of derivative liabilities recognized under ASC 815.

Losses from discontinued operations, which reflect our former cannabis retail business under Marijuana Holdings Americas, Inc., a Florida corporation (“MJAI”), totaled $1,123 for the nine months ended September 30, 2025, compared to $218,872 for the nine months ended September 30, 2024. The significant decrease in discontinued operation loss was due to the closure of our last remaining retail dispensary in Oregon during the year of 2024, in line with our strategic shift away from the U.S. cannabis retail market. As a result, MJAI was classified as a discontinued operation for the nine months ended September 30, 2025.

Cost of Sales

Cost of sales from continuing operations was $11,743 for the nine months ended September 30, 2025, compared to $272 for the nine months ended September 30, 2024, reflecting the cost of our Psychedelic Medicine business in the early stage.

Cost of sales from discontinued operations, related to our former retail cannabis business under MJAI, was $0 for the nine months ended September 30, 2025, compared to $13,406 for the nine months ended September 30, 2024. The decrease corresponds with the closure of MJAI’s dispensary operations during the first half of 2024 and the resulting wind-down of cannabis-related retail activity.

Operating Expenses

General and administrative expenses from continuing operations were $240,885 for the nine months ended September 30, 2025, compared to $468,471 for the nine months ended September 30, 2024. Salaries and wages from continuing operations totaled $62,189 for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024. General and administrative expenses from discontinued operations were $892 for the nine months ended September 30, 2025, compared to $86,543 for the nine months ended September 30, 2024. Salaries and wages from discontinued operations totaled $231 for the nine months ended September 30, 2025, compared to $126,934 for the nine months ended September 30, 2024. The changes primarily reflect the wind-down of MJAI’s cannabis retail operations and the early-stage expenses associated with the launch of The Sacred Mushroom™ facility.

Professional fees from continuing operations were $344,872, for the nine months ended September 30, 2025, compared to $1,156,422 for the nine months ended September 30, 2024. Professional fees from discontinued operations totaled $0 and $17,179 for the nine months ended September 30, 2025 and 2024, respectively. The overall decrease in professional fees was primarily driven by stock-based compensation issued during 2024.

After giving effect to all of the foregoing, operating expenses from continuing operations were $647,946 for the nine months ended September 30, 2025, compared to $1,624,893 for the nine months ended September 30, 2024. Operating expenses from discontinued operations totaled $1,123 and $230,656 for the nine months ended September 30, 2025 and 2024, respectively. Correspondingly, the Company recorded an operating loss from continuing operations of $637,132 and 1,622,165 for the nine months ended September 30, 2025 and 2024, respectively. Operating loss from discontinued operations was $1,123 and $218,872 for the nine months ended September 30, 2025, and 2024, respectively.

Interest expense

Interest expense from continuing operations was $610,887 for the nine months ended September 30, 2025, as compared to $539,619 for the nine months ended September 30, 2024, reflecting a slight increase of additional debt incurred in 2025. Interest expense from discontinued operations was $0 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Net Income (Loss)

After giving effect to an operating loss of $637,132, interest expense of $610,887, amortization of debt discount of $542,835, a non-cash expense of $10,985,435 related to the change in fair value of derivative liabilities, loss from land disposal of $17,703, and a loss on debt extinguishment of $54,117, the Company recorded offsetting non-cash and non-operating gains consisting of a $75,000 gain on the sale of license during the nine months ended September 30, 2025. These results were primarily driven by the Company’s debt conversions and compensation settlements completed during the period, as well as the stabilization of the Company’s stock price, which reduced the volatility factors utilized in the derivative liability valuation model. Net loss from discontinued operations was $1,123, reflecting the remaining activity of MJAI’s cannabis retail business prior to its closure in the second quarter of 2024. The Company also recorded a net loss attributable to non-controlling interest of $76,858 for the nine months ended September 30, 2025. In addition, the Company accrued a tax liability of $902,166 related to potential taxes payable under IRS Code Section 280E.

For comparison, during the nine months ended September 30, 2024, the Company recorded an operating loss of $1,622,165, interest expense of $539,619, amortization of debt discount of $108,835, and a non-cash expense of $759,620 related to the change in fair value of derivative liabilities, partially offset by gain on disposal of store furniture and fixtures in the amount of $1,700 and other income of $3,614. The Company also reported a net loss from discontinued operations of $218,872, reflecting the remaining activities of the cannabis retail operations prior to closure. Net loss attributable to non-controlling interest totaled $104,106 for the period. As a result, the net loss attributable to the Company was $11,557,898 for the nine months ended September 30, 2025, compared to net loss of $3,139,691 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

During the first nine months of 2025 our cash position decreased by $13,581 to $26,087, and our negative working capital deficit was $2,422,383.

As of September 30, 2025, our working capital consisted of cash of $26,087, inventories of $348 and prepaid expenses of $85,255 as compared to cash of $39,668, inventories of $90 and prepaid expenses of $28,180 as of December 31, 2024.

Our current liabilities include accounts payable and accrued expenses of $683,427, accounts payable and accrued expenses from related parties of $0, current portion of accrued interest of $250,376, current portion of lease liability of $0, tax liability of $902,166, net convertible notes payable balance of $135,000, notes payable of $59,312, and derivative liabilities of $503,792 as of September 30, 2025.

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

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2025 and 2024:

	Nine Months Ending September 30, 2025	Nine Months Ending September 30, 2024
Net cash used in operating activities	$(434,666)	$(504,346)
Net cash provided by investing activities	—	1,884
Net cash provided by financing activities	420,000	757,500
Effects of currency translation on cash and cash equivalents	2,208	(480)
Net cash used in operating activities from discontinued operations	(1,123)	(218,872)
Net increase in cash	$(13,581)	$35,686

Cash Used in Operating Activities

During the nine months ended September 30, 2025, from continuing operations, we had cash of $434,666 used in operating activities, as compared to cash used in operations of $504,346 in 2024. From discontinued operations, we had cash of $1,123 and $218,872 used in operating activities during the nine months ended September 30, 2025 and 2024, respectively. The slight decrease in cash used primarily reflected increases in accrued interest of $613,387 and accounts payable, including $72,799 in regular payables and $121,278 in related-party payables, which collectively improved operating cash flow. These positive effects were partially offset by higher prepaid expenses of $57,075 and a $9,902 increase in other assets. The right of use asset and liability decreased compared to the prior period as the Company’s lease expired in the second quarter of 2025, reducing lease-related operating adjustments. From discontinued operations, the Company used $1,123 in operating cash during the nine months ended September 30, 2025, compared to $218,872 used during the same period in 2024, following the complete wind-down of MJAI’s cannabis retail operations.

Cash Provided by Investing Activities

During the nine months ended September 30, 2025, we had no cash activities under investing activities, as compared to $1,884 cash provided by investing activities in 2024. Cashflow in 2025 decreased due to retail business closed in Oregon.

Cash Provided by Financing Activities

During the nine months ended September 30, 2025, $420,000 of notes payable was issued, as compared to $757,500 of net notes payable was proceed in 2024.

Additional Capital

As of September 30, 2025, we had cash of $26,087 and a working capital deficiency of $2,422,383 as compared to cash of $39,668 and a working capital deficiency of $8,035,323 at December 31, 2024.

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

Provision for Income Taxes

We recorded a provision for income taxes of $0 for the nine months ended September 30, 2025, compared to $2,819 for the nine months ended September 30, 2024. Although we have net operating losses that we believe are available to offset this tax liability, it arises under Section 280E of the Internal Revenue Code due to our cannabis-related operations. As a conservative measure, we have accrued this liability in connection with our discontinued business.

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

Financing Transactions

On September 8, 2025 the Company received $25,000  from CVC International Ltd. from the issuance of convertible debt. Interest is stated at 10%. The Note and Interest is convertible into common shares of the Company’s stock. The Note is Due on December 31, 2026. This note has a price adjustment provision: if the stock price 20 days before the conversion notice proceeding is less than $0.16 per share, the conversion price should be adjusted to the less of: 50% of the average closing price or the historical price for the 20 trading days before proceeding the conversion notice, but in any event the conversion price should be not less than $0.02 per share or more than $0.08 per share.. Therefore, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective term of the related note. The funds are to be used exclusively for public company maintenance expenses.

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

Note, Debt and Preferred Stock Conversions

As of September 30, 2025, the Company completed the conversion of substantially all outstanding convertible notes issued to Caymen Ventures Capital, LLC (44 notes), Lindsey Perry Jr. (4 notes), Gray Lady Capital, LLC (1 note), and Joseph Gayer (1 note). The conversions were executed at $0.02 per share, resulting in the issuance of an aggregate 607,534,390 restricted shares of common stock.

Additionally, the Company settled a total of $1,771,772 in debt and accounts payable as follows: $760,886 of accrued fees owed to Tudog International for the services of Craig Frank as the Company’s CEO was reduced to $200,000 and settled for 10,000,000 restricted shares of common stock, $760,886 of accrued fees owed to BMN Consultants, Inc. for the services of William David Jones acting as the Company’s Senior Consultant and Advisor for Business Development and Financial Operations was reduced to $200,000 and settled for 10,000,000 restricted shares of common stock, and a non-convertible $250,000 note owed to Ilan Sarid was settled for 12,500,000 restricted shares of common stock.

On September 15, 2025, the Company entered into a Preferred Stock Conversion Agreement with Craig Frank, KAYS CEO and Acting CFO, and RLH Financial Partners, Inc., teach which hold 20 shares of the Company’s Series D Preferred Stock (40 shares of Series D Preferred Stock in total). Under the agreement, the preferred shares may be converted into common shares upon the Company’s written notice, in connection with the Company’s planned business restructuring and uplisting preparation. As of September 30, 2025, no conversion or issuance of common shares had occurred.

Note Repayments

On September 2, 2025 the Company repaid the $50,000.00 short-term working capital loan it had received from CVC International Ltd. in Q-2, 2025. Pursuant to the terms of the loan the Company repaid CVC a total of $52,500.00 which included a minimum interest payment of six months interest at the rate of 10%.

Employee Stock Plan Issuances and Director and Officer Restricted Stock issuances

No Employee Stock Plan Issuances or Director and Officer Restricted Stock issuances were issued during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chairman and President, who is our principal, executive, financial and accounting officer, we evaluated our disclosure controls and procedures as of March 31, 2025. Our Chairman and President, who is our principal, executive, financial and accounting officer, concluded that our disclosure controls and procedures were not effective as of March 31, 30, 2025.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and President, who is our principal, executive, financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the c

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and President, who is our principal, executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. . Based on the foregoing, our Chairman and President concluded that our disclosure controls and procedures were not effective as of September 30, 2025, in that.

▪	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

▪	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies

▪	As of September 31, 2025, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during the third quarter of the year ended September 30, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time KAYS be party to various legal proceedings in the ordinary course of business.

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please see Note 8 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report with respect to unregistered sales of securities during the three months ended September 30, 2025.

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

Dated: November 21, 2025

KAYA HOLDINGS, INC.

By: /s/ Craig Frank

Craig Frank, Chairman, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)